Form 10-Q
period 1996-03-31
PRIDE COMPANIES LP
filed 1996-05-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                 Commission file number 1-10473

                      PRIDE COMPANIES, L.P.
                      (Name of registrant)


Delaware                                75-2313597
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

1209 North Fourth Street, Abilene, Texas          79601
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(915) 674-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

          Class                    Outstanding at May 1, 1996
Convertible Preferred Units             4,700,000
Common Units                            5,250,000

PART I.  Item 1.  Financial Information

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS
                           (Unaudited)


(Amounts in thousands, except unit amounts)
                                        March 31,      December 31,
                                           1996           1995
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       276    $       288
  Accounts receivable, less allowance
     for doubtful accounts                   19,965         16,205
  Inventories                                13,777         14,248
  Prepaid expenses                            1,303          1,606
                                        ___________    ___________
     Total current assets                    35,321         32,347

Property, plant and equipment               135,251        137,778
Accumulated depreciation                     32,044         32,941
                                        ___________    ___________
  Property, plant and equipment - net       103,207        104,837

Other assets                                  1,130          1,122
                                        ___________    ___________
                                        $   139,658    $   138,306

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    36,013    $    34,631
  Accrued payroll and related benefits        1,593          1,568
  Accrued taxes                               4,282          3,797
  Other accrued liabilities                   2,894          2,807
  Current portion of long-term debt           4,618          3,447
                                        ___________    ___________
     Total current liabilities               49,400         46,250

Long-term debt, excluding current portion    51,051         53,053
Deferred income taxes                         2,686          2,718
Other long-term liabilities                       -            272
Partners' capital:
  Preferred units (4,700,000 units
     authorized and outstanding)             17,974         17,739
  Common units (5,250,000 units
     authorized and outstanding)             18,284         18,022
  General partners' interest                    263            252
                                        ___________    ___________
     Total partners' capital                 36,521         36,013
                                        ___________    ___________
                                        $   139,658    $   138,306

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                      Three Months Ended March 31,
                                            1996           1995
                                      ______________   ___________
Revenues                                $    150,364   $   150,426

Cost of sales and operating expenses,
  excluding depreciation                     143,274       149,276
Marketing, general and
  administrative expenses                      2,567         2,756
Depreciation                                   1,765         1,768
                                        ____________   ___________
Operating income (loss)                        2,758        (3,374)

Other income (expense):
  Interest income                                 20            50
  Interest expense                            (1,491)       (1,660)
  Credit and loan fees                          (805)         (693)
  Other - net                                     27           114
                                        ____________   ___________
Income (loss) before income taxes                509        (5,563)
  Income tax expense (benefit)                     1            (5)
                                        ____________   ___________
Net income (loss)                       $        508   $    (5,558)


General partners' interest              $         10   $      (111)

Net income (loss) allocable
  to unitholders                        $        498   $    (5,447)

Net income (loss) per unit              $        .05   $      (.55)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                       Three Months Ended March 31,
                                            1996           1995
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $        508   $    (5,558)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         1,765         1,768
          (Gain) loss on sale of
            property, plant and equipment        (23)          (48)
          Deferred tax benefit                   (32)          (27)
     Cash provided by (used in) current
     assets and current liabilities:
          (Increase) decrease in accounts
            receivable                        (3,760)        1,434
          (Increase) decrease in inventories     471         1,949
          (Increase) decrease in prepaid
            expenses                             303           322
          Increase (decrease) in accounts
            payable                            1,382          (228)
          Increase (decrease) in accrued
            liabilities                          597            71
                                        ____________   ___________
               Total adjustments                 703         5,241
                                        ____________   ___________
Net cash provided by (used in)
operating activities                           1,211          (317)
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (406)         (213)
  Proceeds from disposal of property,
    plant and equipment                           42            53
  Other                                          (24)           57
                                        ____________   ___________
Net cash provided by (used in)
investing activities                            (388)         (103)
Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                 8,550           707
  Payments on debt and credit
    facilities                                (9,381)         (216)
  Other                                           (4)          (78)
                                        ____________   ___________
Net cash provided by (used in)
financing activities                            (835)          413
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                                 (12)           (7)
Cash and cash equivalents at the
beginning of the period                          288            35
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        276   $        28

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership"), a Delaware limited partnership, owns and operates a modern simplex petroleum refinery facility located near Abilene, Texas (the "Refinery"), a crude oil gathering business (the "Crude Gathering System") that gathers, transports, and resells and redelivers crude oil in the Texas and New Mexico markets, and certain integrated product pipeline operations (the "Products System"). The Partnership's operations are considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System is to supply the Refinery with crude oil at strategic locations for input into the Refinery. The Crude Gathering System consists of a series of gathering lines and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline which delivers crude oil to and terminates at the Refinery. The Products System consists of certain product pipelines which originate at the Refinery and terminate at the Partnership's marketing terminals.

     Pride SGP ("Pride SGP" or the "Special General Partner") serves as special general partner of the Partnership and owns a 0.1% general partner interest and the 5,250,000 common units ("Common Units"). Pride Refining, Inc. serves as the managing general partner of the Partnership and owns a 1.9% general partner interest (the "Managing General Partner").

2.   Accounting Policies

     The financial statements of the Partnership include all of its majority owned subsidiaries including limited partnership interests where the Partnership has significant control through related parties. All intercompany transactions have been eliminated and minority interest has been provided where applicable. The financial statements included in this quarterly report on Form 10-Q are unaudited and condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations, and cash flows for such periods have been included. Interim period results are not necessarily indicative of the results to be achieved for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1995 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. The Partnership has two subsidiaries that are corporations which are separate taxable entities whose operations are subject to federal income taxes.

     Net Income (Loss) per Unit is calculated using the weighted average number of Units outstanding during the period (4,700,000 convertible preferred units and 5,250,000 Common Units) divided into the Partnership's net income (loss) after adjusting for general partner allocations.

3.   Related Party Transactions

     In accordance with the Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and a 51.7% limited partner interest in the Partnership.

     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.

     Certain conflicts of interest, including potential non-arm's length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the unitholders and consequently must exercise good faith and integrity in handling the assets and affairs of the Partnership.

4.   Inventories

     Inventories are valued at the            At           At
     lower of cost or market and          March 31,    December 31,
         consist of:                       1996          1995
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $    10,114    $    10,981
     Refined products and blending
       materials                              7,989          5,589
                                        ___________    ___________
                                             18,103         16,570
     LIFO reserve                            (5,470)        (3,426)
                                        ___________    ___________
     Petroleum inventories                   12,633         13,144
     Spare parts and supplies                 1,144          1,104
                                        ___________    ___________
                                        $    13,777    $    14,248

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

5.   Long-term Debt

     In 1996, the Partnership's credit facility was
amended to extend the maturity date to April 1, 1997. Under this credit facility, the Partnership has a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45,000,000 standby letter of credit facility for the purchase of
crude oil ("Facility B").   The fee on outstanding Facility A and
Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B letter of credit facility, the Partnership did have approximately $721,000 and $44.1 million, respectively, in outstanding standby letters of credit as of March 31, 1996. On April 24, 1996, the credit facility was amended to provide an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility.

     Under the amended credit facility, the Partnership has available to it a revolving line of credit of $8.0 million (the "Revolver") and a $45.0 million term loan (the "Term Loan"). The amount available under the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A. Advances under the Revolver and Term Loan bear interest at prime plus 2% and 3%, respectively, payable monthly. The prime rate was 8.25% as of March 31, 1996. The Term Loan is subject to a facility fee of 5% per annum commencing January 1, 1996 and payable at maturity which is April 1, 1997.
The Partnership has pledged substantially all its assets as collateral. In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty. The fee for the unused portion of the Revolver is one-half of 1% per annum. At March 31, 1996, the balances outstanding on the Revolver and Term Loan were $885,000 and $44.1 million, respectively. The Partnership is required to make monthly principal payments in the amount of 95% of available cash flow for the second preceding month. The Partnership has classified $2.7 million of the Term Loan as current as of March 31, 1996.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at March 31, 1996 has been included in the current portion of long-term debt. Subject to the Borrowing Base, the Partnership may borrow any amounts previously paid.

     The facility also includes a $2.5 million uncommitted line of credit ("Uncommitted Line"). Advances under the Uncommitted Line are made solely at the lenders' discretion and bear interest at the prime rate plus 4%. The Uncommitted Line must be completely paid off for fifteen consecutive days each month. There were no advances outstanding under the Uncommitted Line at March 31, 1996.

     The amended credit facility also requires the Partnership to pay a monthly fee of $10,000 and restricts the payment of distributions to unitholders throughout the term of the amended credit agreement. Future distributions will be dependent on payment in full of bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

     The Partnership has a nonrecourse loan from Diamond Shamrock with an outstanding principal balance of $5.8 million at March 31, 1996, bearing interest at 8% per annum with monthly principal and interest payments. The assets of Pride Texas Plains L.P., which owns 50% of the Texas Plains System, are pledged as collateral and the note is guaranteed by Pride Borger, a wholly owned subsidiary of the Partnership. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains Pipeline System. Current maturities are estimated to be $158,000 at March 31, 1996. In 1996, the Partnership acquired the other 50% interest in the Texas Plains System from Scurlock Permian.

     Pride SGP has made unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 2%. The loans mature April 1, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $2.0 million at March 31, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 5.875% as of March 31, 1996. The note requires monthly payments of $84,000.
The note matures June 1, 1998. The Partnership has classified $908,000 of the note as current as of March 31, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership had to lease additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $384,000 at March 31, 1996. The note matures January 9, 2000. The Partnership has classified $16,000 of the note as current as of March 31, 1996.

6.   Preferred and Common Units

     At March 31, 1996, 4,700,000 Preferred Units were outstanding, representing an approximate 46.3% limited partner interest in the Partnership. The Preferred Units are cumulative, entitled to a minimum quarterly distribution of $0.65 per unit through the Initial Conversion Date which is the first day of the third calendar quarter in which the payment of all cumulative arrearages to Preferred Unitholders have been paid, and all arrearages must be paid before the Common Unitholders may receive distributions. The Preferred Units are convertible into Common Units on the Initial Conversion Date. The Common Units are also cumulative and entitled to a quarterly distribution of $0.65 per unit; however, no Common Unit arrearages will be paid after the Initial Conversion Date, and any such accumulated arrearages then existing will be cancelled. The general partners are entitled to 2% of all distributions. At March 31, 1996, cumulative arrearages were $12.35 per Common Unit which totaled $64.8 million and $10.70 per Preferred Unit which totaled $50.3 million.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on payment in full of the bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L.P. is a Delaware limited partnership formed on January 17, 1990, to acquire, own and operate a petroleum refining business ("Refinery"), products pipeline business
("Products System"), and crude oil gathering business ("Crude
Gathering System").

     The Crude Gathering System is the primary source of crude supply for the Refinery, although some gathering is done for others. It gathers crude at the wellhead and then buys and sells crude oil so that it can deliver crude through its Crude Gathering System to the Refinery. After the crude is processed into petroleum products at the Refinery, it is marketed and if necessary transported to the Partnership's terminals through the Products System's pipelines.

     The following is a discussion of the results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

General

     The Partnership's operating results depend principally on the rate of utilization of the Refinery, the margins between the prices of its refined petroleum products and the cost of crude oil, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. Higher Refinery utilization allows the Partnership to spread its fixed costs across more barrels, thereby lowering the fixed costs per barrel of crude oil processed. The refining business is highly competitive, and the Partnership's margins are significantly impacted by general industry margins. Industry margins are determined by a variety of regional, national, and global trends, including oil prices, weather, and economic conditions, among other things. The Refinery's JP-8 (a grade of military aviation fuel) prices are influenced by these trends since the pricing for JP-8 is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affect the price of kerosene.

     In 1991, the Partnership completed construction of the catalytic reformer unit ("CRU") that allows it to refine naphtha into unleaded gasoline. Prior to construction of the CRU, almost all naphtha went into the production of JP-4, a grade of military jet fuel. The CRU provided the Partnership an alternative market for its naphtha in the short-term and prepared it for the conversion of the military fuel from JP-4 to JP-8 that was effective in April 1994 for East and Gulf Coast bases. JP-8 is a kerosene-based fuel and without the CRU the Partnership would not have had a market for its naphtha. As a result of the CRU, the Partnership has entered into sales and exchange agreements with eight major oil companies.

     When the diesel desulfurization unit ("DDU") went on line in the third quarter of 1993, it marked the completion of a three-year diversification process that allows the Partnership to refine more valuable products and expand its markets. In addition to completing the diversification process, the construction of the DDU also met the challenge of present environmental regulations. Federal law required the sulfur content in all diesel produced for highway use to be reduced by October 1, 1993. The DDU, capable of processing 12,000 BPD, was completed ahead of schedule and was producing low-sulfur diesel prior to the October 1, 1993 deadline.

     Margins in the Crude Gathering System are influenced by the level of competition and the price of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges trend upward when higher crude oil prices stimulate increased exploration and development. Conversely, when crude oil prices decrease, margins on the resale of crude oil as well as transportation charges tend to decrease.

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, excluding depreciation in addition to operating income which is after depreciation. Operating income, excluding depreciation measures the Partnership's ability to generate and sustain working capital and ultimately cash flows from operations. However, such measure is before debt service so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance are barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expense per barrel, excluding depreciation.
First Quarter 1996 Compared to First Quarter 1995

     GENERAL -- Net income for the first quarter of 1996 was $508,000 compared to net loss of $5.6 million for the first quarter of 1995. The improvement was primarily a result of stronger refining and crude gathering margins during the first quarter of 1996. General and administrative expenses also declined $189,000 for the first quarter of 1996 from the first quarter of 1995.

     Operating income was $2.8 million for the first quarter of 1996 compared to an operating loss of $3.4 million for the first quarter of 1995. Operating income, excluding depreciation, for the first quarter of 1996 increased to $4.5 million from an operating loss, excluding depreciation, of $1.6 million for the first quarter of 1995.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the first quarter of 1996 and 1995.

                                                       Operating
                                                        Income
                                 Operating              (Loss)
                                   Income              Excluding
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
First Quarter 1996

Refinery and Products System       $   584   $ 1,249   $  1,833

Crude Gathering System               2,174       516      2,690
                                   _______   _______   ________
Total                              $ 2,758   $ 1,765   $  4,523


First Quarter 1995

Refinery and Products System       $(4,039)  $ 1,254   $ (2,785)

Crude Gathering System                 665       514      1,179
                                   _______   _______   ________
Total                              $(3,374)  $ 1,768   $ (1,606)

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $584,000 for the first quarter of 1996 compared to an operating loss of $4.0 million for the first quarter of 1995. Depreciation expense for the Refinery and Products System was approximately $1.2 million for the first quarter of 1996 and $1.3 million for the first quarter of 1995. Operating income, excluding depreciation, of the Refinery and Products System was $1.8 million for the first quarter of 1996 compared to operating loss, excluding depreciation, of $2.8 million for the first quarter of 1995.

     Operating income of the Refinery was $236,000 for the first quarter of 1996 compared to an operating loss of $4.4 million for the same period in 1995. The improvement is a result of stronger refining margins in the first quarter of 1996. Depreciation expense for the Refinery alone was $1.0 million for both the first quarter of 1996 and the first quarter of 1995. Operating income, excluding depreciation, of the Refinery was $1.3 million for the first quarter of 1996 compared to operating loss, excluding depreciation, of $3.4 million for the first quarter of 1995. The increase was due to the stronger refining margins during the first quarter of 1996.

     Refinery gross margin per barrel was $1.99 for the first quarter of 1996 versus $0.41 for the same period in 1995. Refinery throughput averaged 33,177 BPD for the first quarter of 1996 versus 32,494 BPD for the same period in 1995. Operating expenses per barrel, excluding depreciation, were $1.09 for the first quarter of 1996 compared to $1.15 for the first quarter of 1995.

     Operating income for the Products System was $348,000 for the first quarter of 1996 compared to $387,000 for the first quarter of 1995. Depreciation expense for the Products System was $220,000 for the first quarter of 1996 compared to $218,000 for the first quarter of 1995. Operating income, excluding depreciation, for the Products System decreased to $568,000 for the first quarter of 1996 from $605,000 for the same period in 1995 principally as a result of decreased pipeline volumes to the Aledo terminal in the first quarter of 1996. Total transportation volumes were 13,979 BPD for the first quarter of 1996 compared to 15,087 BPD for the same period in 1995.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $2.2 million for the first quarter of 1996 compared to $665,000 for the same period in 1995 due to an increase in crude gathering margins. Depreciation expense for the Crude Gathering System increased to $516,000 for the first quarter of 1996 from $514,000 for the first quarter of 1995. Operating income, excluding depreciation, for the Crude Gathering System was $2.7 million for the first quarter of 1996 and $1.2 million for the first quarter of 1995. The net margin was $0.36 per barrel for the first quarter of 1996 versus $0.10 per barrel for the same period in 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 66,570 BPD for the first quarter of 1996 from 72,396 BPD for the first quarter of 1995.


Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory matters, industry trends and price of crude oil, inventory prices, and seasonality and weather. The Managing General Partner of the Partnership expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed is not intended to represent their relative significance.

     ENVIRONMENTAL COMPLIANCE -- Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. In response to environmental regulations that became effective in October 1993, the Partnership constructed a DDU at the Refinery to reduce the sulfur content of highway use diesel fuel. In addition, the Partnership plans to spend approximately $750,000 in 1996, 1997 and 1998 on several projects to maintain compliance with various other environmental requirements including $400,000 for a sewer system upgrade.

     Effective January 1, 1995, the Clean Air Act Amendment of 1990 required that certain areas of the country use reformulated gasoline ("RFG"). The Abilene and San Angelo market areas do not require RFG. Collin, Dallas, Denton, and Tarrant Counties, which comprise the Dallas-Fort Worth ("DFW") metroplex area, do require RFG; however, the Partnership's Aledo terminal lies outside this area and is allowed to supply conventional gasoline that is not destined for sale in these four counties. In addition to the requirement for RFG in certain areas, new but much less restrictive regulations took effect that impose new quality standards for conventional gasoline in the rest of the country. Management does not anticipate that these have had or will have a material adverse effect on the Partnership's operations.

     In early 1993, the United States Environmental Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of a compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement a ground water monitoring program. Management believes that it has complied or is complying with the matter specified by the EPA and has filed an answer to the complaint. On February 8, 1996, the Partnership received a letter from the EPA offering to settle the complaint for $405,000 in penalties plus fulfillment of the compliance order.
The Partnership will continue to vigorously contest the matter until a more favorable settlement can be reached with the EPA.

     OTHER REGULATORY REQUIREMENTS -- The Partnership is also subject to the rules and regulations of Occupational Safety and Health Administration, Texas Air Control Board, Texas Railroad
Commission, and Texas Water Commission.

     INDUSTRY TRENDS AND PRICE OF CRUDE OIL -- Industry trends and the price of crude oil will continue to affect the Partnership's business. While refined products are generally sold at a margin above crude oil prices, fluctuations in the price of crude oil can have a significant short-term effect on refining margins because there is usually a lag in the movement of product prices, both up and down, in relation to the movement of crude oil prices. The general level of crude oil prices can also have a significant effect on the margins in the crude gathering business. Margins in the Crude Gathering System generally tend to be influenced by competition and the general price level of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges are slightly less competitive when higher crude oil prices result in increased exploration and development. Conversely, when crude oil prices decrease, margins on the resale of crude oil and transportation charges generally tend to decrease.

     INVENTORY PRICES -- In 1993, the Partnership adopted the last-in/first-out (LIFO) method of determining inventory values. This change should minimize the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. The LIFO method is the predominant method used in the refining industry.

     SEASONALITY AND WEATHER -- Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. As a result, margins for gasoline tend to be higher in the summer months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north. Additionally, diesel fuel prices tend to increase during the winter months when refiners divert heating fuels to northern areas. During unseasonably warm winters, as was experienced in the first quarter of 1995, diesel prices do not trend up as in colder, longer winters. The Refinery's JP-8 prices are influenced by these trends since the pricing for JP-8 is based on Jet A, a kerosene based product, and the price of diesel and heating fuels affect the price of kerosene.

     OTHER FACTORS -- The Partnership has been awarded contracts from the United States Government for the right to supply 106 million gallons of JP-8 to ten military installations in Texas for the period from April 1, 1996 through March 31, 1997.



                       Financial Condition

Inflation

     The Partnership's operations would be adversely impacted by significant, sustained increases in crude oil and other energy prices. Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to materially adversely impact the Partnership's businesses.

Financial Resources and Liquidity

     The Partnership's operations require substantial amounts of working capital and open lines of credit which the Partnership believes are currently adequate to provide funds to sustain operations at present levels. The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of products sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains inventory in the amount of approximately 10 to 20 days of sales. The Partnership generally pays for crude oil feedstock on the 20th of the month following the month in which it is received. As a result, the Partnership's operating cycle is such that it generally receives cash for the refined products on a basis roughly equal to the average terms on which it pays for the crude oil feedstock.

     Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels. In 1996, the Partnership's credit facility was amended to extend the maturity date to April 1, 1997. Under this credit facility, the Partnership has a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45,000,000 standby letter of credit facility for the purchase of crude oil ("Facility B"). The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B letter of credit facility, the Partnership did have approximately $721,000 and $44.1 million, respectively, in outstanding standby letters of credit as of March 31, 1996. On April 24, 1996, the credit facility was amended to provide an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility.

     Under the amended credit facility, the Partnership has available to it a revolving line of credit of $8.0 million (the "Revolver") and a $45.0 million term loan (the "Term Loan"). The amount available under the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A. Advances under the Revolver and Term Loan bear interest at prime plus 2% and 3%, respectively, payable monthly. The prime rate was 8.25% as of March 31, 1996. The Term Loan is subject to a facility fee of 5% per annum commencing January 1, 1996 and payable at maturity which is April 1, 1997.
The Partnership has pledged substantially all its assets as collateral. In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty. The fee for the unused portion of the Revolver is one-half of 1% per annum. At March 31, 1996, the balances outstanding on the Revolver and Term Loan were $885,000 and $44.1 million, respectively. The Partnership is required to make monthly principal payments in the amount of 95% of available cash flow for the second preceding month. The Partnership has classified $2.7 million of the Term Loan as current as of March 31, 1996.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at March 31, 1996 has been included in the current portion of long-term debt. Subject to the Borrowing Base, the Partnership may borrow any amounts previously paid.

     The facility also includes a $2.5 million uncommitted line of credit ("Uncommitted Line"). Advances under the Uncommitted Line are made solely at the lenders' discretion and bear interest at the prime rate plus 4%. The Uncommitted Line must be completely paid off for fifteen consecutive days each month. There were no advances outstanding under the Uncommitted Line at March 31, 1996.

     The amended credit facility also requires the Partnership to pay a monthly fee of $10,000 and restricts the payment of distributions to unitholders throughout the term of the amended credit agreement. Future distributions will be dependent on payment in full of bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

     The Partnership has a nonrecourse loan from Diamond Shamrock with an outstanding principal balance of $5.8 million at March 31, 1996, bearing interest at 8% per annum with monthly principal and interest payments. The assets of Pride Texas Plains L.P., which owns 50% of the Texas Plains System, are pledged as collateral and the note is guaranteed by Pride Borger, a wholly owned subsidiary of the Partnership. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains Pipeline System. Current maturities are estimated to be $158,000 at March 31, 1996. In 1996, the Partnership acquired the other 50% interest in the Texas Plains System owned by Scurlock Permian.

     Pride SGP has made unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 2%. The loans mature April 1, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $2.0 million at March 31, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 5.875% as of March 31, 1996. The note requires monthly payments of $84,000.
The note matures June 1, 1998. The Partnership has classified $908,000 of the note as current as of March 31, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership had to lease additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $384,000 at March 31, 1996. The note matures January 9, 2000. The Partnership has classified $16,000 of the note as current as of March 31, 1996.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refining margins and crude oil gathering margins.

     The Partnership's operations have generated losses in each of the last five years and current ratios of less than one to one in each of the last three years. These conditions and financial results were primarily a result of depressed refining margins along with increasing depreciation expense and interest expense and related fees. Crude gathering volumes have also decreased.

     The losses incurred in the first quarter of 1995 were funded by cash flow generated from operations in the final three quarters of 1995, a loan from Pride SGP, and additional funds which became available under its revolving credit facility due to the reduction of the level of certain letters of credit.

     The Partnership's return to profitability and long-term viability is dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. Management believes the extension of the existing credit facility to April 1, 1997 sufficiently alleviates any short-term threats to the liquidity of the Partnership. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. The most significant and urgent need of the Partnership is to effect a complete restructuring and recapitalization of the Partnership's debt and equity. To that end, the Partnership has reached a tentative agreement with its lenders to restructure the existing bank debt. The tentative agreement is made up of three phases. Phase one ("Phase One") contemplates a new loan agreement being executed between the banks and the Partnership. In phase two ("Phase Two"), the Unitholders will vote on a change in the equity structure of the Partnership. If Phase Two is approved by the Unitholders, the banks will convert a portion of their Term Loan into notes, lower certain interest rates and credit and loan fees and extend the maturity. In phase three ("Phase Three"), the Partnership plans to refinance with additional third party creditors the letter of credit facility, the Revolver, the Term Loan and a portion of the notes created in Phase Two. The portion of the notes not refinanced would be converted to a preferred equity security. During the first quarter of 1996, the Partnership expensed $197,000 related to this proposed restructuring of its credit facility. This is in addition to the $873,000 expensed for the year ended December 31, 1995. The Managing General Partner is hopeful Phase One will be completed by second quarter of 1996, Phase Two will be completed during the third quarter of 1996 and Phase Three will be completed in either the fourth quarter of 1996 or first quarter of 1997. There can be no assurance the Partnership will be able to complete each of the phases outlined. If the Partnership fails to complete them, it will have to pursue other means of effecting a restructuring and recapitalization prior to the maturity of its credit facility on April 1, 1997. If the Partnership is successful in arranging a complete restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lowering interest expense.

Capital Expenditures

     The Partnership incurred maintenance capital expenditures of $406,000 for the first quarter of 1996.

Cash Distributions

     At March 31, 1996, 4,700,000 Preferred Units were outstanding, representing an approximate 46.3% limited partner interest in the Partnership. The Preferred Units are cumulative, entitled to a minimum quarterly distribution of $0.65 per unit through the Initial Conversion Date which is the first day of the third calendar quarter in which the payment of all cumulative arrearages to Preferred Unitholders have been paid, and all arrearages must be paid before the Common Unitholders may receive distributions. The Preferred Units are convertible into Common Units on the Initial Conversion Date. The Common Units are also cumulative and entitled to a quarterly distribution of $0.65 per unit; however, no Common Unit arrearages will be paid after the Initial Conversion Date, and any such accumulated arrearages then existing will be cancelled. The general partners are entitled to 2% of all distributions. At March 31, 1996, cumulative arrearages were $12.35 per Common Unit which totaled $64.8 million and $10.70 per Preferred Unit which totaled $50.3 million.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on payment in full of the bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

PART II.  Other Information

Item 1.   Legal Proceedings

     In early 1993, the United States Environmental Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of the compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement a ground water monitoring program. Management believes that it has complied or is complying with the matters specified by the EPA and has filed an answer to the complaint. On February 8, 1996, the Partnership received a letter from the EPA offering to settle the complaint for $405,000 in penalties plus fulfillment of the compliance order.
The Partnership will continue to vigorously contest the matter until a more favorable settlement can be reached with the EPA.

     The Partnership has filed a substantial claim against the Defense Fuel Supply Center relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors. The ultimate outcome of this matter cannot presently be determined.

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

Item 2.   Changes in Securities

          None

Item 3.   Defaults in Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits:

 4.1      Certificate of Limited Partnership of the Partnership
          (incorporated by reference to Exhibit 3.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-
          10473)).

 4.2 Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (incorporated by reference to
          Exhibit 3.2 of the Partnership's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990
          (Commission File No. 1-10473)).

 4.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P.
          (incorporated by reference to Exhibit 4.2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (Commission File No. 1-10473)).

 4.4 Deposit Agreement among the Partnership and the Depository (incorporated by reference to Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

 4.5      Transfer Application (included as Exhibit A to the
          Deposit Agreement, which is incorporated by reference to
          Exhibit 4.1 of the Partnership's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990
          (Commission File No. 1-10473)).

 4.6 Form of Depositary Receipt for Preferred Units of Pride Companies, L.P. (included as Exhibit A to the Deposit Agreement, which is incorporated by reference to Exhibit
          4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

 4.7 Form of Depositary Receipt for Common Units of Pride Companies, L.P. (included as Exhibit B to the Deposit Agreement, which is incorporated by reference to Exhibit
          4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

28.1 Amendment to Loan Agreement dated April 24, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders (submitted in paper format).

28.2 Amendment to Loan Agreement dated May 14, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders (submitted in paper format).


     b.  Reports on Form 8-K:

     None
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIDE COMPANIES, L.P.
                              By: Pride Refining, Inc.
                              as its Managing General Partner
                              (Registrant)

May 15, 1996                  Brad Stephens
Date                          Brad Stephens
                              Chief Executive Officer
                              (Signing on behalf of Registrant)


May 15, 1996                  George Percival
Date                          George Percival
                              Principal Financial Officer
                              (Signing as Principal Financial
                              Officer)

                      PRIDE COMPANIES, L.P.
                           Exhibits to
                       Report to Form 10-Q

                        INDEX TO EXHIBITS
Exhibit Number
(Reference to
Item 601 of
Regulation S-K)
_________________

 4.1      Certificate of Limited Partnership of the Partnership
          (incorporated by reference to Exhibit 3.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-
          10473)).

 4.2 Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (incorporated by reference to
          Exhibit 3.2 of the Partnership's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990
          (Commission File No. 1-10473)).

 4.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P.
          (incorporated by reference to Exhibit 4.2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (Commission File No. 1-10473)).

 4.4 Deposit Agreement among the Partnership and the Depository (incorporated by reference to Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

 4.5      Transfer Application (included as Exhibit A to the
          Deposit Agreement, which is incorporated by reference to
          Exhibit 4.1 of the Partnership's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990
          (Commission File No. 1-10473)).

 4.6 Form of Depositary Receipt for Preferred Units of Pride Companies, L.P. (included as Exhibit A to the Deposit Agreement, which is incorporated by reference to Exhibit
          4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

 4.7 Form of Depositary Receipt for Common Units of Pride Companies, L.P. (included as Exhibit B to the Deposit Agreement, which is incorporated by reference to Exhibit
          4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

28.1 Amendment to Loan Agreement dated April 24, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders (submitted in paper format).

28.2 Amendment to Loan Agreement dated May 14, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders (submitted in paper format).