Form 10-Q/A
period 1996-03-31
PRIDE COMPANIES LP
filed 1996-05-22
CIK 859636

CORRECTIONS TO ACCESSION NUMBER 0000859636-96-000009
_________________________________________________

This Amended Form 10-Q is being filed to include
two exhibits previously submitted in paper format.
__________________________________________________


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

28.1 Amendment to Loan Agreement dated April 24, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.

28.2 Amendment to Loan Agreement dated May 14, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.


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

28.1 Amendment to Loan Agreement dated April 24, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.

28.2 Amendment to Loan Agreement dated May 14, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc., Pride Texas Plains, L.P. and Pride Texas Plains GP, L.L.C. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.