Form 10-Q
period 1996-06-30
PRIDE COMPANIES LP
filed 1996-08-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996
                 Commission file number 1-10473

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

          Class                    Outstanding at August 1, 1996
Convertible Preferred Units             4,700,000
Common Units                            5,250,000

PART I.  Item 1.  Financial Information

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS
                           (Unaudited)


(Amounts in thousands, except unit amounts)
                                         June 30,      December 31,
                                           1996           1995
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       706    $       288
  Accounts receivable, less allowance
     for doubtful accounts                   13,794         16,205
  Inventories                                16,079         14,248
  Prepaid expenses                              937          1,606
                                        ___________    ___________
     Total current assets                    31,516         32,347

Property, plant and equipment               135,810        137,778
Accumulated depreciation                     33,791         32,941
                                        ___________    ___________
  Property, plant and equipment - net       102,019        104,837

Other assets                                  1,117          1,122
                                        ___________    ___________
                                        $   134,652    $   138,306

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    35,317    $    34,631
  Accrued payroll and related benefits        1,787          1,568
  Accrued taxes                               3,300          3,797
  Other accrued liabilities                   3,060          2,807
  Current portion of long-term debt           2,881          3,447
                                        ___________    ___________
     Total current liabilities               46,345         46,250

Long-term debt, excluding current portion    50,488         53,053
Deferred income taxes                         2,654          2,718
Other long-term liabilities                       -            272
Partners' capital:
  Preferred units (4,700,000 units
     authorized and outstanding)             17,346         17,739
  Common units (5,250,000 units
     authorized and outstanding)             17,584         18,022
  General partners' interest                    235            252
                                        ___________    ___________
     Total partners' capital                 35,165         36,013
                                        ___________    ___________
                                        $   134,652    $   138,306

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                       Three Months Ended June 30,
                                            1996           1995
                                      ______________   ___________
Revenues                                $    154,422   $   147,589

Cost of sales and operating expenses,
  excluding depreciation                     149,401       141,829
Marketing, general and
  administrative expenses                      2,527         2,740
Depreciation                                   1,755         1,746
                                        ____________   ___________
Operating income (loss)                          739         1,274

Other income (expense):
  Interest income                                 66            13
  Interest expense                            (1,432)       (1,663)
  Credit and loan fees                          (756)          434
  Other - net                                      8           (40)
                                        ____________   ___________
Income (loss) before income taxes             (1,375)           18
  Income tax expense (benefit)                   (19)           (8)
                                        ____________   ___________
Net income (loss)                       $     (1,356)  $        26


General partners' interest              $        (27)  $         -

Net income (loss) allocable
  to unitholders                        $     (1,329)  $        26

Net income (loss) per unit              $      (0.13)  $       .00


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                        Six Months Ended June 30,
                                            1996           1995
                                      ______________   ___________
Revenues                                $    304,786   $   298,015

Cost of sales and operating expenses,
  excluding depreciation                     292,675       291,105
Marketing, general and
  administrative expenses                      5,094         5,496
Depreciation                                   3,520         3,514
                                        ____________   ___________
Operating income (loss)                        3,497        (2,100)

Other income (expense):
  Interest income                                 86            63
  Interest expense                            (2,923)       (3,323)
  Credit and loan fees                        (1,561)         (259)
  Other - net                                     35            74
                                        ____________   ___________
Income (loss) before income taxes               (866)       (5,545)
  Income tax expense (benefit)                   (18)          (13)
                                        ____________   ___________
Net income (loss)                       $       (848)  $    (5,532)


General partners' interest              $        (17)  $      (111)

Net income (loss) allocable
  to unitholders                        $       (831)  $    (5,421)

Net income (loss) per unit              $      (0.08)  $     (0.54)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                         Six Months Ended June 30,
                                            1996           1995
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $       (848)  $    (5,532)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         3,520         3,514
          (Gain) loss on sale of
            property, plant and equipment        (26)           (1)
          Deferred tax benefit                   (64)          (55)
     Cash provided by (used in) current
     assets and current liabilities:
          (Increase) decrease in accounts
            receivable                         2,411        (1,961)
          (Increase) decrease in inventories  (1,831)        5,130
          (Increase) decrease in prepaid
            expenses                             669           634
          Increase (decrease) in accounts
            payable                              686          (290)
          Increase (decrease) in accrued
            liabilities                          (25)         (385)
                                        ____________   ___________
               Total adjustments               5,340         6,586
                                        ____________   ___________
Net cash provided by (used in)
operating activities                           4,492         1,054
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (964)         (555)
  Proceeds from disposal of property,
    plant and equipment                           43            89
  Other                                          (18)          116
                                        ____________   ___________
Net cash provided by (used in)
investing activities                            (939)         (350)
Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                 9,235        14,525
  Payments on debt and credit
    facilities                               (12,366)      (15,165)
  Other                                           (4)          (82)
                                        ____________   ___________
Net cash provided by (used in)
financing activities                          (3,135)         (722)
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                                 418           (18)
Cash and cash equivalents at the
beginning of the period                          288            35
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        706   $        17

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

4.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and          June 30,     December 31,
         consist of:                       1996           1995
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $    10,874    $    10,981
     Refined products and blending
       materials                              9,885          5,589
                                        ___________    ___________
                                             20,759         16,570
     LIFO reserve                            (5,754)        (3,426)
                                        ___________    ___________
     Petroleum inventories                   15,005         13,144
     Spare parts and supplies                 1,074          1,104
                                        ___________    ___________
                                        $    16,079    $    14,248

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

5.   Long-term Debt

     On August 13, 1996, the Partnership's credit facility was restated and amended to extend the maturity date to July 31, 1997. Under this credit facility, the Partnership has a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45,000,000 standby letter of credit facility
for the purchase of crude oil ("Facility B").   The fee on
outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B letter of credit facility, the Partnership did have approximately $721,000 and $44.1 million, respectively, in outstanding standby letters of credit as of June 30, 1996. The prior credit agreement also provided an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit was 3% per annum. There was no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $1.6 million outstanding under the Special LC Facility as of June 30, 1996.

     Under the restated and amended credit facility, the Partnership has available to it a revolving line of credit of $8.0 million (the "Revolver") and a $45.0 million term loan (the "Term Loan"). The amount available under the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A. Advances under the Revolver and Term Loan bear interest at prime plus 2% and 3%, respectively, payable monthly. The prime rate was 8.25% as of June 30, 1996.
The Term Loan is subject to a facility fee of 5% per annum effective January 1, 1996 and payable at maturity which is July 31, 1997. Such fee will be cancelled on the completion of the equity restructuring. The Partnership has pledged substantially all its assets as collateral. In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty. The fee for the unused portion of the Revolver is one-half of 1% per annum. At June 30, 1996, the Partnership had no advances outstanding on the Revolver; the balance outstanding on the Term Loan was $42.9 million. Under the new credit facility, the Partnership is required to make scheduled principal payments of $120,000 each month beginning September 5, 1996 plus quarterly principal payments in the amount of 80% of excess cash, as defined in the credit agreement, for the preceding quarter. Accordingly, the Partnership has classified $1.8 million of the Term Loan as current as of June 30, 1996.

     Advances under the Revolver are subject to repayment on a daily basis. Subject to the borrowing base, the Partnership may borrow any amounts previously paid.

     The facility also includes a $2.5 million uncommitted line of credit ("Uncommitted Line"). Advances under the Uncommitted Line are made solely at the lenders' discretion and bear interest at the prime rate plus 4%. The Uncommitted Line must be completely paid off for fifteen consecutive days each month. There were no advances outstanding under the Uncommitted Line at June 30, 1996.

     The amended credit facility also requires the Partnership to pay a monthly fee of $10,000 and restricts the payment of distributions to unitholders throughout the term of the amended credit agreement. Future distributions will be dependent on payment in full of bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

     The Partnership has a nonrecourse loan from Diamond Shamrock with an outstanding principal balance of $5.8 million at June 30, 1996, bearing interest at 8% per annum with monthly principal and interest payments. The assets of Pride Borger, Inc., a wholly owned subsidiary of the Partnership, which owns 50% of the Texas Plains Pipeline System, are pledged as collateral. Pride Borger, Inc. has also guaranteed the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains Pipeline System. Current maturities are estimated to be $158,000 at June 30, 1996. In 1996, the Partnership acquired the other 50% interest in the Texas Plains System from Scurlock Permian.

     Pride SGP has made unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 2%. The loans mature July 31, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.8 million at June 30, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 5.875% as of June 30, 1996. The note requires monthly payments of $84,000. The note matures June 1, 1998. The Partnership has classified $922,000 of the note as current as of June 30, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Previously, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $381,000 at June 30, 1996. The note matures January 9, 2000. The Partnership has classified $16,000 of the note as current as of June 30, 1996.

6.   Preferred and Common Units

     At June 30, 1996, 4,700,000 Preferred Units were outstanding, representing an approximate 46.3% limited partner interest in the Partnership. The Preferred Units are cumulative, entitled to a minimum quarterly distribution of $0.65 per unit through the Initial Conversion Date which is the first day of the third calendar quarter in which the payment of all cumulative arrearages to Preferred Unitholders have been paid, and all arrearages must be paid before the Common Unitholders may receive distributions. The Preferred Units are convertible into Common Units on the Initial Conversion Date. The Common Units are also cumulative and entitled to a quarterly distribution of $0.65 per unit; however, no Common Unit arrearages will be paid after the Initial Conversion Date, and any such accumulated arrearages then existing will be cancelled. The general partners are entitled to 2% of all distributions. At June 30, 1996, cumulative arrearages were $13.00 per Common Unit which totaled $68.3 million and $11.35 per Preferred Unit which totaled $53.3 million.

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

     The following is a discussion of the results of operations for the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

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

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, excluding depreciation in addition to operating income which is after depreciation. Operating income, excluding depreciation measures the Partnership's ability to generate and sustain working capital and ultimately cash flows from operations. However, such measure is before debt service so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance are barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expense per barrel, excluding depreciation.

Second quarter 1996 compared to second quarter 1995

     GENERAL -- Net loss for the second quarter of 1996 was $1.4 million compared to net income of $26,000 for the second quarter of 1995. The decline was primarily a result of increased credit and loan fees of $1.2 million and weak refining margins during the second quarter of 1996. Credit and loan fees increased due to facility fees incurred in the second quarter of 1996. In the second quarter of 1995, a facility fee was not required. In addition, the Partnership had a one-time nonrecurring reversal of facility fees of $683,000 related to periods prior to the second quarter of 1995 as a result of an amendment to the then existing credit agreement.

     Operating income was $739,000 for the second quarter of 1996 compared to operating income of $1.3 million for the second quarter of 1995. Operating income, excluding depreciation, for the second quarter of 1996 decreased to $2.5 million from $3.0 million for the second quarter of 1995 as a result of weak refining margins which was partially offset by strong crude gathering margins.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the second quarter of 1996 and 1995.

                                                       Operating
                                                        Income
                                 Operating              (Loss)
                                   Income              Excluding
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
Second Quarter 1996

Refinery and Products System       $(3,269)  $ 1,251   $ (2,018)

Crude Gathering System               4,008       504      4,512
                                   _______   _______   ________
Total                              $   739   $ 1,755   $  2,494


Second Quarter 1995

Refinery and Products System       $   434   $ 1,231   $  1,665

Crude Gathering System                 840       515      1,355
                                   _______   _______   ________
Total                              $ 1,274   $ 1,746   $  3,020


     REFINERY AND PRODUCTS SYSTEM -- Operating loss of the Refinery and Products System was $3.3 million for the second quarter of 1996 compared to operating income of $434,000 for the second quarter of 1995. Depreciation expense for the Refinery and Products System was approximately $1.3 million for the second quarter of 1996 and $1.2 million for the second quarter of 1995. Operating loss, excluding depreciation, of the Refinery and Products System was $2.0 million for the second quarter of 1996 compared to operating income, excluding depreciation, of $1.7 million for the second quarter of 1995.

     Operating loss of the Refinery was $3.5 million for the second quarter of 1996 compared to $27,000 for the same period in 1995. The decline was due to the higher cost of crude relative to the posting price of crude in the second quarter of 1996. However, this was mostly offset by the higher sales price for crude realized by the Crude Gathering System on such sale to Refining. Depreciation expense for the Refinery alone was $1.0 million for both the second quarter of 1996 and the second quarter of 1995. Operating loss, excluding depreciation, of the Refinery was $2.5 million for the second quarter of 1996 compared to operating income, excluding depreciation, of $986,000 for the second quarter of 1995.

     Refinery gross margin per barrel was $0.57 for the second quarter of 1996 versus $1.80 for the same period in 1995. Refinery throughput averaged 31,352 BPD for the second quarter of 1996 versus 31,664 BPD for the same period in 1995. Operating expenses per barrel, excluding depreciation, were $1.07 for the second quarter of 1996 compared to $0.98 for the second quarter of 1995 due to higher utility costs and repair and maintenance in the second quarter of 1996.

     Operating income for the Products System was $262,000 for the second quarter of 1996 compared to $461,000 for the second quarter of 1995. Depreciation expense for the Products System was $220,000 for the second quarter of 1996 compared to $218,000 for the second quarter of 1995. Operating income, excluding depreciation, for the Products System decreased to $482,000 for the second quarter of 1996 from $679,000 for the same period in 1995 principally as a result of decreased pipeline volumes to the Aledo and San Angelo terminals in the second quarter of 1996. Total transportation volumes were 12,806 BPD for the second quarter of 1996 compared to 16,078 BPD for the same period in 1995.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $4.0 million for the second quarter of 1996 compared to $840,000 for the same period in 1995 due to the higher sales price of crude relative to the posting price of crude in the second quarter of 1996 as mentioned above. Depreciation expense for the Crude Gathering System decreased to $504,000 for the second quarter of 1996 from $515,000 for the second quarter of 1995. Operating income, excluding depreciation, for the Crude Gathering System was $4.5 million for the second quarter of 1996 and $1.4 million for the second quarter of 1995. The net margin was $0.74 per barrel for the second quarter of 1996 versus $0.13 per barrel for the same period in 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 59,854 BPD for the second quarter of 1996 from 68,569 BPD for the second quarter of 1995.

First six months 1996 compared to first six months 1995

     GENERAL -- Net loss for the first six months of 1996 was $848,000 compared to net loss of $5.5 million for the first six months of 1995. The improvement was primarily a result of stronger refining and crude gathering margins during the first six months of 1996. This was partially offset by higher interest and credit and loan fees of $1.3 million during the first six months of 1996 due to facility fees of $694,000 and expenses of $378,000 related to the restructuring and recapitalization of the Partnership's debt and equity incurred during the first six months of 1996. Also, the Partnership had a one-time nonrecurring reversal of an accrual for facility fees of $234,000 for the first six months of 1995 for periods prior to 1995.

     Operating income was $3.5 million for the first six months of 1996 compared to an operating loss of $2.1 million for the first six months of 1995. Operating income, excluding depreciation, increased for the first six months of 1996 to $7.0 million from $1.4 million for the first six months of 1995.

     The table below details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation by division (in thousands) for the first six months of 1996 and 1995.

                                                       Operating
                                                        Income
                                 Operating              (Loss)
                                   Income              Excluding
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
First Six Months 1996

Refinery and Products System       $(2,685)  $ 2,500   $   (185)

Crude Gathering System               6,182     1,020      7,202
                                   _______   _______   ________
Total                              $ 3,497   $ 3,520   $  7,017


First Six Months 1995

Refinery and Products System       $(3,603)  $ 2,484   $ (1,119)

Crude Gathering System               1,503     1,030      2,533
                                   _______   _______   ________
Total                              $(2,100)  $ 3,514   $  1,414

     REFINERY AND PRODUCTS SYSTEM -- Operating loss of the Refinery and Products System was $2.7 million for the first six months of 1996 compared to operating loss of $3.6 million for the first six months of 1995. Depreciation expense for the Refinery and Products System was $2.5 million for the first six months of 1996 and the first six months of 1995. Operating loss, excluding depreciation, of the Refinery and Products System was $185,000 for the first six months of 1996 compared to operating loss, excluding depreciation, of $1.1 million for the first six months of 1995.

     Operating loss of the Refinery was $3.3 million for the first six months of 1996 compared to $4.5 million for the first six months of 1995. Refining margins increased for the first six months of 1996 due to the colder winter experienced during the first few months of 1996 as compared to the same period in 1995. However, this was somewhat offset by the higher cost of crude relative to the posting price of crude during the first six months of 1996. Depreciation expense for the Refinery alone was $2.1 million for the first six months of 1996 and $2.0 million for the first six months of 1995. Operating loss, excluding depreciation, of the Refinery was $1.2 million for the first six months of 1996 compared to $2.4 million for the first six months of 1995.

     Refinery gross margin per barrel was $1.30 for the first six months of 1996 versus $1.11 for the same period in 1995. Refinery throughput averaged 32,264 BPD during the first six months of 1996 versus 32,077 BPD for the same period in 1995. Operating expenses per barrel, excluding depreciation, were $1.08 for the first six months of 1996 versus $1.06 for the same period in 1995.

     Operating income for the Products System was $610,000 for the first six months of 1996 compared to $848,000 for the first six months of 1995. Depreciation expense for the Products System was $441,000 for the first six months of 1996 and $436,000 for the first six months of 1995. Operating income, excluding depreciation, for the Products System decreased to $1.1 million for the first six months of 1996 from $1.3 million for the same period in 1995 as a result of decreased volumes. Total transportation volumes were 13,392 BPD for the first six months of 1996 compared to 15,585 BPD for the same period in 1995.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $6.2 million for the first six months of 1996 compared to $1.5 million for the same period in 1995 due to the higher sales price of crude relative to the posting price of crude in the first six months of 1996. Depreciation expense for the Crude Gathering System was $1.0 million for both the first six months of 1996 and the first six months of 1995. Operating income, excluding depreciation, for the Crude Gathering System was $7.2 million for the first six months of 1996 and $2.5 million for the first six months of 1995. The net margin was $0.54 per barrel for the first six months of 1996 compared to $0.12 per barrel for the first six months of 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 63,212 BPD for the first six months of 1996 from 70,472 BPD for the first six months of 1995.

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

     ENVIRONMENTAL COMPLIANCE -- Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. The Partnership plans to spend approximately $675,000 in 1996, 1997 and 1998 on several projects to maintain compliance with various other environmental requirements including $400,000 for a sewer system upgrade.

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

     SEASONALITY AND WEATHER -- Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. As a result, margins for gasoline tend to be higher in the summer months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north. Additionally, diesel fuel prices tend to increase during the winter months when refiners divert heating fuels to northern areas. During unseasonably warm winters, as was experienced during 1995, diesel prices do not trend up as in colder, longer winters. The Refinery's JP-8 prices are influenced by these trends since the pricing for JP-8 is based on Jet A, a kerosene based product, and the price of diesel and heating fuels affect the price of kerosene.

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

     Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels. On August 13, 1996, the Partnership's credit facility was restated and amended to extend the maturity date to July 31, 1997. Under this credit facility, the Partnership has a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45,000,000 standby letter of credit facility for the purchase of
crude oil ("Facility B").   The fee on outstanding Facility A and
Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B letter of credit facility, the Partnership did have approximately $721,000 and $44.1 million, respectively, in outstanding standby letters of credit as of June 30, 1996. The prior agreement also provided an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit was 3% per annum. There was no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $1.6 million outstanding under the Special LC Facility as of June 30, 1996.

     Under the restated and amended credit facility, the Partnership has available to it a revolving line of credit of $8.0 million (the "Revolver") and a $45.0 million term loan (the "Term Loan"). The amount available under the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A. Advances under the Revolver and Term Loan bear interest at prime plus 2% and 3%, respectively, payable monthly. The prime rate was 8.25% as of June 30, 1996.
The Term Loan is subject to a facility fee of 5% per annum commencing January 1, 1996 and payable at maturity which is July 31, 1997. Such fee will be cancelled upon the completion of phase two of the Partnership's restructuring plan (see below). The Partnership has pledged substantially all its assets as collateral. In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty. The fee for the unused portion of the Revolver is one-half of 1% per annum. At June 30, 1996, the Partnership had no advances outstanding on the Revolver; the balance outstanding on the Term Loan was $42.9 million. The Partnership is required to make scheduled principal payments of $120,000 each month beginning September 5, 1996 plus quarterly principal payments in the amount of 80% of excess cash, as defined in the credit agreement, for the preceding quarter. Accordingly, the Partnership has classified $1.8 million of the Term Loan as current as of June 30, 1996.

     Advances under the Revolver are subject to repayment on a
daily basis.   Subject to the borrowing base, the Partnership may
borrow any amounts previously paid.

     The facility also includes a $2.5 million uncommitted line of credit ("Uncommitted Line"). Advances under the Uncommitted Line are made solely at the lenders' discretion and bear interest at the prime rate plus 4%. The Uncommitted Line must be completely paid off for fifteen consecutive days each month. There were no advances outstanding under the Uncommitted Line at June 30, 1996.

     The amended credit facility also requires the Partnership to pay a monthly fee of $10,000 and restricts the payment of distributions to unitholders throughout the term of the amended credit agreement. Future distributions will be dependent on payment in full of bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

     The Partnership has a nonrecourse loan from Diamond Shamrock with an outstanding principal balance of $5.8 million at June 30, 1996, bearing interest at 8% per annum with monthly principal and interest payments. The assets of Pride Borger, Inc., a wholly owned subsidiary of the Partnership, which owns 50% of the Texas Plains Pipeline System, are pledged as collateral. Pride Borger, Inc. has also guaranteed the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains Pipeline System. Current maturities are estimated to be $158,000 at June 30, 1996. In 1996, the Partnership acquired the other 50% interest in the Texas Plains System from Scurlock Permian.

     Pride SGP has made unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 2%. The loans mature July 31, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.8 million at June 30, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 5.875% as of June 30, 1996. The note requires monthly payments of $84,000. The note matures June 1, 1998. The Partnership has classified $922,000 of the note as current as of June 30, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership had to lease additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $381,000 at June 30, 1996. The note matures January 9, 2000. The Partnership has classified $16,000 of the note as current as of June 30, 1996.

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

     The Partnership's return to profitability and long-term viability is dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. Management believes the extension of the existing credit facility to July 31, 1997 sufficiently alleviates any short-term threats to the liquidity of the Partnership. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. The most significant and urgent need of the Partnership is to effect a complete restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first ("Phase 1") of three phases which called for the execution of documents with the Partnership's bank lenders. In phase two ("Phase 2"), the Partnership will seek unitholder approval to convert the outstanding preferred units into common units. If approved, the preferred unitholders will own at least 95% of the outstanding common units of the Partnership upon conversion and all preferred and common unit arrearages will be cancelled. In addition, the credit facility will automatically be extended to November 30, 1997, the term loan will be reduced to $25.0 million, three notes will be created for the remaining portion of the previously outstanding term loan, the interest rate on the debt will be reduced, and the facility fee which is now required will be cancelled. Phase three ("Phase 3") anticipates the refinancing of the letter of credit line, the revolving line, and the term loan. Upon completion of Phase 3, the banks will convert two of the notes to equity. The third note, if not refinanced, can be converted to equity at the banks' election. During the first six months of 1996, the Partnership expensed $378,000 related to this proposed restructuring of its credit facility. This is in addition to the $873,000 expensed for the year ended December 31, 1995.

     The Partnership will be preparing proxy solicitation material related to the second phase. The Partnership expects to send out the material to unitholders in September or October of 1996. The Managing General Partner is hopeful Phase 2 will be completed during the fourth quarter of 1996 and Phase 3 will be completed in either the fourth quarter of 1996 or first quarter of 1997. There can be no assurance the Partnership will be able to complete each of the phases outlined. If the Partnership fails to complete them, it will have to pursue other means of effecting a restructuring and recapitalization prior to the maturity of its credit facility on July 31, 1997. If the Partnership is successful in completing the restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lowering interest expense.

Capital Expenditures

     The Partnership incurred maintenance capital expenditures of $559,000 for the second quarter of 1996.

Cash Distributions

     At June 30, 1996, 4,700,000 Preferred Units were outstanding, representing an approximate 46.3% limited partner interest in the Partnership. The Preferred Units are cumulative, entitled to a minimum quarterly distribution of $0.65 per unit through the Initial Conversion Date which is the first day of the third calendar quarter in which the payment of all cumulative arrearages to Preferred Unitholders have been paid, and all arrearages must be paid before the Common Unitholders may receive distributions. The Preferred Units are convertible into Common Units on the Initial Conversion Date. The Common Units are also cumulative and entitled to a quarterly distribution of $0.65 per unit; however, no Common Unit arrearages will be paid after the Initial Conversion Date, and any such accumulated arrearages then existing will be cancelled. The general partners are entitled to 2% of all distributions. At June 30, 1996, cumulative arrearages were $13.00 per Common Unit which totaled $68.3 million and $11.35 per Preferred Unit which totaled $53.3 million.

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

27        Financial Data Schedule for Second Quarter 1996 10Q.

28.1      Fifth Restated and Amended Credit Agreement dated
          August 13, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.

28.2 Note Agreement dated August 13, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.

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


                              PRIDE COMPANIES, L.P.
                              By: Pride Refining, Inc.
                              as its Managing General Partner
                              (Registrant)

August 14, 1996               Brad Stephens
Date                          Brad Stephens
                              Chief Executive Officer
                              (Signing on behalf of Registrant)


August 14, 1996               George Percival
Date                          George Percival
                              Principal Financial Officer
                              (Signing as Principal Financial
                              Officer)

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

27        Financial Data Schedule for Second Quarter 1996 10-Q.

28.1      Fifth Restated and Amended Credit Agreement dated
          August 13, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.

28.2 Note Agreement dated August 13, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. as agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as lenders.