Form 10-Q
period 1996-09-30
PRIDE COMPANIES LP
filed 1996-11-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996
                 Commission file number 1-10473

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

          Class                    Outstanding at November 1, 1996
Convertible Preferred Units             4,700,000
Common Units                            5,250,000

PART I.  Item 1.  Financial Information

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS
                           (Unaudited)


(Amounts in thousands, except unit amounts)
                                       September 30,   December 31,
                                           1996           1995
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       457    $       288
  Accounts receivable, less allowance
     for doubtful accounts                   15,522         16,205
  Inventories                                19,283         14,248
  Prepaid expenses                            1,640          1,606
                                        ___________    ___________
     Total current assets                    36,902         32,347

Property, plant and equipment               136,153        137,778
Accumulated depreciation                     35,504         32,941
                                        ___________    ___________
  Property, plant and equipment - net       100,649        104,837

Other assets                                  1,186          1,122
                                        ___________    ___________
                                        $   138,737    $   138,306

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    31,184    $    26,241
  Accrued payroll and related benefits        1,676          1,568
  Accrued taxes                               3,705          3,797
  Other accrued liabilities                   4,057          2,807
  Current portion of long-term debt           5,019          3,447
                                        ___________    ___________
     Total current liabilities               45,641         37,860

Long-term debt, excluding current portion    49,709         53,053
Deferred income taxes                         2,622          2,718
Other long-term liabilities                   8,785          8,662
Partners' capital:
  Preferred units (4,700,000 units
     authorized and outstanding)             15,871         17,739
  Common units (5,250,000 units
     authorized and outstanding)             15,936         18,022
  General partners' interest                    173            252
                                        ___________    ___________
     Total partners' capital                 31,980         36,013
                                        ___________    ___________
                                        $   138,737    $   138,306

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                   Three Months Ended September 30,
                                            1996           1995
                                      ______________   ___________
Revenues                                $    145,884   $   126,920

Cost of sales and operating expenses,
  excluding depreciation                     142,666       121,007
Marketing, general and
  administrative expenses                      2,479         2,479
Depreciation                                   1,721         1,744
                                        ____________   ___________
Operating income (loss)                         (982)        1,690

Other income (expense):
  Interest income                                 25            13
  Interest expense                            (1,457)       (1,598)
  Credit and loan fees                          (785)         (440)
  Other - net                                     (1)           35
                                        ____________   ___________
Income (loss) before income taxes             (3,200)         (300)
  Income tax expense (benefit)                   (15)          (14)
                                        ____________   ___________
Net income (loss)                       $     (3,185)  $      (286)


General partners' interest              $        (62)  $        (5)

Net income (loss) allocable
  to unitholders                        $     (3,123)  $      (281)

Net income (loss) per unit              $      (0.31)  $      (.03)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                    Nine Months Ended September 30,
                                            1996           1995
                                      ______________   ___________
Revenues                                $    450,670   $   424,935

Cost of sales and operating expenses,
  excluding depreciation                     435,341       412,112
Marketing, general and
  administrative expenses                      7,573         7,975
Depreciation                                   5,241         5,258
                                        ____________   ___________
Operating income (loss)                        2,515          (410)

Other income (expense):
  Interest income                                111            76
  Interest expense                            (4,380)       (4,921)
  Credit and loan fees                        (2,346)         (699)
  Other - net                                     34           109
                                        ____________   ___________
Income (loss) before income taxes             (4,066)       (5,845)
  Income tax expense (benefit)                   (33)          (27)
                                        ____________   ___________
Net income (loss)                       $     (4,033)  $    (5,818)


General partners' interest              $        (79)  $      (116)

Net income (loss) allocable
  to unitholders                        $     (3,954)  $    (5,702)

Net income (loss) per unit              $      (0.40)  $     (0.57)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                    Nine Months Ended September 30,
                                            1996           1995
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $     (4,033)  $    (5,818)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         5,241         5,258
          (Gain) loss on sale of
            property, plant and equipment        (27)          (18)
          Deferred tax benefit                   (96)          (82)
     Net effect of changes in:
          Accounts receivable                    683            69
          Inventories                         (5,035)        2,018
          Prepaid expenses                       (34)         (629)
          Accounts payable (including
            non-current)                       5,338          (584)
          Accrued liabilities                  1,266          (243)
                                        ____________   ___________
               Total adjustments               7,336         5,789
                                        ____________   ___________
Net cash provided by (used in)
operating activities                           3,303           (29)
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                 (1,311)         (839)
  Proceeds from disposal of property,
    plant and equipment                           47           106
  Other                                          (95)            6
                                        ____________   ___________
Net cash provided by (used in)
investing activities                          (1,359)         (727)
Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                17,585        32,398
  Payments on debt and credit
    facilities                               (19,357)      (30,946)
  Other                                           (3)          (89)
                                        ____________   ___________
Net cash provided by (used in)
financing activities                          (1,775)        1,363
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                                 169           607
Cash and cash equivalents at the
beginning of the period                          288            35
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        457   $       642

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

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1995 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. In connection with its crude gathering system operations, as first purchaser of crude oil and as a service to its custom gathering customers, the Partnership will make distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners are unclear or the owners cannot be located for long periods of time. When such is the case, the Partnership retains the liability for the payments until the ownership interest is clarified or the owners located, at which time payment is made. When an owner cannot be located, state statutes generally require that the unpaid amounts be escheated to the state after the passage of a specified number of years.
Because such liabilities take years to be cleared up and paid, an estimate has been made of the amounts expected to be paid during the next year and classified as current accounts payable, with the remainder classified as other long-term liabilities. Certain amounts in the financial statements for the prior year have been reclassified to conform to the 1996 presentation. The Partnership has two subsidiaries that are corporations whose operations are subject to federal income taxes.

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

4.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and       September 30,   December 31,
         consist of:                       1996           1995
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $    12,828    $    10,981
     Refined products and blending
       materials                             12,780          5,589
                                        ___________    ___________
                                             25,608         16,570
     LIFO reserve                            (7,388)        (3,426)
                                        ___________    ___________
     Petroleum inventories                   18,220         13,144
     Spare parts and supplies                 1,063          1,104
                                        ___________    ___________
                                        $    19,283    $    14,248

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

5.   Long-term Debt

     On November 14, 1996, the Partnership's credit facility was amended to extend the maturity date to October 1, 1997. Under this credit facility, the Partnership has a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45,000,000 standby letter of credit facility for the purchase of
crude oil ("Facility B").   The fee on outstanding Facility A and
Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B letter of credit facility, the Partnership did have approximately $721,000 and $43.1 million, respectively, in outstanding standby letters of credit as of September 30, 1996. The credit agreement was amended to provide at the banks' discretion an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $6.1 million outstanding under the Special LC Facility as of September 30, 1996.

     Under the amended credit facility, the Partnership has available to it a revolving line of credit of $8.0 million (the "Revolver") and a $45.0 million term loan (the "Term Loan"). The amount available under the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A. Advances under the Revolver and Term Loan bear interest at prime plus 2% and 3%, respectively, payable monthly. The prime rate was 8.25% as of September 30, 1996. The Term Loan is subject to a facility fee of 5% per annum effective January 1, 1996 and payable at maturity which is October 1, 1997. As of September 30, 1996, the Partnership had accrued $1.0 million in facility fees. This fee will be discontinued if the proposed amendments to the partnership agreement are adopted. The amount accrued at that time will be forgiven. See "Financial Condition - Financial Resources and Liquidity." The Partnership has pledged substantially all its assets as collateral. In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty. The fee for the unused portion of the Revolver is one-half of 1% per annum. At September 30, 1996, the balances outstanding on the Revolver and Term Loan were $2.3 million and $42.2 million, respectively. Under the new credit facility, the Partnership is required to make scheduled principal payments of $120,000 each month beginning September 5, 1996 plus quarterly principal payments in the amount of 80% of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $1.7 million of the Term Loan as current as of September 30, 1996.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at September 30, 1996 has been included in the current portion of long-term debt. Subject to the borrowing base, the Partnership may borrow any amounts previously repaid.

     The facility also includes a $2.5 million uncommitted line of credit ("Uncommitted Line"). Advances under the Uncommitted Line are made solely at the lenders' discretion and bear interest at the prime rate plus 4%. The Uncommitted Line must be completely paid off for fifteen consecutive days each month. There were no advances outstanding under the Uncommitted Line at September 30, 1996.

     The amended credit facility also requires the Partnership to pay a monthly fee of $10,000 and restricts the payment of distributions to unitholders throughout the term of the amended credit agreement. Future distributions will be dependent on payment in full of bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

     The Partnership has a nonrecourse loan from Diamond Shamrock with an outstanding principal balance of $5.8 million at September 30, 1996, bearing interest at 8% per annum with monthly principal and interest payments. The assets of Pride Borger, Inc., a wholly owned subsidiary of the Partnership, which owns 50% of the Texas Plains Pipeline System, are pledged as collateral. Pride Borger, Inc. has also guaranteed the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains Pipeline System. Current maturities are estimated to be $54,000 as of September 30, 1996. In 1996, the Partnership acquired the other 50% interest in the Texas Plains System from Scurlock Permian.

     Pride SGP has made unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 2%. The loans mature October 1, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.6 million at September 30, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 7.0% as of September 30, 1996. The note requires monthly payments of $84,000. The note matures June 1, 1998. The Partnership has classified $934,000 of the note as current as of September 30, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Previously, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $377,000 at September 30, 1996. The note matures January 9, 2000. The Partnership has classified $16,000 of the note as current as of September 30, 1996.

6.   Preferred and Common Units

     At September 30, 1996, 4,700,000 Preferred Units were outstanding, representing an approximate 46.3% limited partner interest in the Partnership. The Preferred Units are cumulative, entitled to a minimum quarterly distribution of $0.65 per unit through the Initial Conversion Date which is the first day of the third calendar quarter in which the payment of all cumulative arrearages to Preferred Unitholders have been paid, and all arrearages must be paid before the Common Unitholders may receive distributions. The Preferred Units are convertible into Common Units on the Initial Conversion Date. The Common Units are also cumulative and entitled to a quarterly distribution of $0.65 per unit; however, no Common Unit arrearages will be paid after the Initial Conversion Date, and any such accumulated arrearages then existing will be cancelled. The general partners are entitled to 2% of all distributions. At September 30, 1996, cumulative arrearages were $13.65 per Common Unit which totaled $71.7 million and $12.00 per Preferred Unit which totaled $56.4 million. Such arrearages will be cancelled if phase 2 of the restructuring is approved by unitholders. See "Financial Condition - Financial Resources and Liquidity."

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L.P. is a Delaware limited partnership which owns and operates a petroleum refining business ("Refinery"), products pipeline business ("Products System"), and crude oil gathering business ("Crude Gathering System").

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

Third quarter 1996 compared to third quarter 1995

     General. Net loss for the third quarter of 1996 was $3.2 million compared to a net loss of $286,000 for the third quarter of 1995. The decline was primarily a result of weak refining margins in the third quarter of 1996. Although refined product prices increased during the third quarter of 1996, they increased at a slower rate than crude costs. Credit and loan fees also increased $204,000 during the third quarter of 1996 due to increased facility fees.

     Operating loss was $982,000 for the third quarter of 1996 compared to operating income of $1.7 million for the third quarter of 1995. Operating income, excluding depreciation, for the third quarter of 1996 decreased to $739,000 from $3.4 million for the third quarter of 1995 as a result of weak refining margins.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the third quarter of 1996 and 1995.

                                                       Operating
                                                        Income
                                 Operating              (Loss)
                                   Income              Excluding
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
Third Quarter 1996

Refinery and Products System       $(2,534)  $ 1,236   $ (1,298)

Crude Gathering System               1,552       485      2,037
                                   _______   _______   ________
Total                              $  (982)  $ 1,721   $    739


Third Quarter 1995

Refinery and Products System       $   280   $ 1,231   $  1,511

Crude Gathering System               1,410       513      1,923
                                   _______   _______   ________
Total                              $ 1,690   $ 1,744   $  3,434

     REFINERY AND PRODUCTS SYSTEM -- Operating loss of the Refinery and Products System was $2.5 million for the third quarter of 1996 compared to operating income of $280,000 for the third quarter of 1995. Depreciation expense for the Refinery and Products System was approximately $1.2 million for both the third quarter of 1996 and the third quarter of 1995. Operating loss, excluding depreciation, of the Refinery and Products System was $1.3 million for the third quarter of 1996 compared to operating income, excluding depreciation, of $1.5 million for the third quarter of 1995.
     Operating loss of the Refinery was $2.8 million for the third quarter of 1996 compared to $90,000 for the same period in 1995. The decline was due to weak refining margins in the third quarter of 1996. Depreciation expense for the Refinery alone was $1.0 million for both the third quarter of 1996 and the third quarter of 1995. Operating loss, excluding depreciation, of the Refinery was $1.8 million for the third quarter of 1996 compared to operating income, excluding depreciation, of $923,000 for the third quarter of 1995.

     Refinery gross margin per barrel was $0.90 for the third quarter of 1996 versus $1.92 for the same period in 1995. Refinery throughput averaged 32,339 BPD for the third quarter of 1996 versus 29,322 BPD for the same period in 1995. Operating expenses per barrel, excluding depreciation, were $1.12 for the third quarter of 1996 and the third quarter of 1995.

     Operating income for the Products System was $266,000 for the third quarter of 1996 compared to $370,000 for the third quarter of 1995. Depreciation expense for the Products System was $221,000 for the third quarter of 1996 compared to $218,000 for the third quarter of 1995. Operating income, excluding depreciation, for the Products System decreased to $486,000 for the third quarter of 1996 from $588,000 for the same period in 1995 principally as a result of decreased pipeline volumes to the Aledo and San Angelo terminals in the third quarter of 1996. Total transportation volumes were 13,385 BPD for the third quarter of 1996 compared to 16,025 BPD for the same period in 1995.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $1.6 million for the third quarter of 1996 compared to $1.4 million for the same period in 1995. Depreciation expense for the Crude Gathering System decreased to $485,000 for the third quarter of 1996 from $513,000 for the third quarter of 1995. Operating income, excluding depreciation, for the Crude Gathering System was $2.0 million for the third quarter of 1996 and $1.9 million for the third quarter of 1995. The net margin was $0.31 per barrel for the third quarter of 1996 versus $0.25 per barrel for the same period in 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 53,635 BPD for the third quarter of 1996 from 62,546 BPD for the third quarter of 1995.

First nine months 1996 compared to first nine months 1995

     GENERAL -- Net loss for the first nine months of 1996 was $4.0 million compared to net loss of $5.8 million for the first nine months of 1995. The improvement was primarily a result of higher crude gathering operating margins during the first nine months of 1996 due to the high spot price of crude oil. This was partially offset by weaker refining margins and higher credit and loan fees of $1.6 million during the first nine months of 1996. The increase in credit and loan fees was mainly a result of facility fees of $1.0 million incurred during the first nine months of 1996. Also, the Partnership had a one-time nonrecurring reversal of an accrual for facility fees of $234,000 for the first nine months of 1995 for periods prior to 1995.

     Operating income was $2.5 million for the first nine months of 1996 compared to an operating loss of $410,000 for the first nine months of 1995. Operating income, excluding depreciation, increased for the first nine months of 1996 to $7.8 million from $4.8 million for the first nine months of 1995 as a result of stronger crude gathering margins which was partially offset by weaker refining margins.

     The table below details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation by division (in thousands) for the first nine months of 1996 and 1995.

                                                       Operating
                                                        Income
                                 Operating              (Loss)
                                   Income              Excluding
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
First Nine Months 1996

Refinery and Products System       $(5,219)  $ 3,736   $ (1,483)

Crude Gathering System               7,734     1,505      9,239
                                   _______   _______   ________
Total                              $ 2,515   $ 5,241   $  7,756


First Nine Months 1995

Refinery and Products System       $(3,323)  $ 3,715   $    392

Crude Gathering System               2,913     1,543      4,456
                                   _______   _______   ________
Total                              $  (410)  $ 5,258   $  4,848

     REFINERY AND PRODUCTS SYSTEM -- Operating loss of the Refinery and Products System was $5.2 million for the first nine months of 1996 compared to operating loss of $3.3 million for the first nine months of 1995. Depreciation expense for the Refinery and Products System was $3.7 million for both the first nine months of 1996 and the first nine months of 1995. Operating loss, excluding depreciation, of the Refinery and Products System was $1.5 million for the first nine months of 1996 compared to operating income, excluding depreciation, of $392,000 for the first nine months of 1995.

     Operating loss of the Refinery was $6.1 million for the first nine months of 1996 compared to $4.5 million for the first nine months of 1995. Refining margins decreased for the first nine months of 1996 due to the higher cost of crude relative to the posting price of crude during the first nine months of 1996 as compared to the same period in 1995. Depreciation expense for the Refinery alone was $3.1 million for both the first nine months of 1996 and the first nine months of 1995. Operating loss, excluding depreciation, of the Refinery was $3.0 million for the first nine months of 1996 compared to $1.5 million for the first nine months of 1995.

     Refinery gross margin per barrel was $1.16 for the first nine months of 1996 versus $1.37 for the same period in 1995. Refinery throughput averaged 32,289 BPD during the first nine months of 1996 versus 31,149 BPD for the same period in 1995. Operating expenses per barrel, excluding depreciation, were $1.09 for the first nine months of 1996 versus $1.08 for the same period in 1995.

     Operating income for the Products System was $876,000 for the first nine months of 1996 compared to $1.2 million for the first nine months of 1995. Depreciation expense for the Products System was $661,000 for the first nine months of 1996 and $654,000 for the first nine months of 1995. Operating income, excluding depreciation, for the Products System decreased to $1.5 million for the first nine months of 1996 from $1.9 million for the same period in 1995 as a result of decreased volumes. Total transportation volumes were 13,390 BPD for the first nine months of 1996 compared to 15,734 BPD for the same period in 1995.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $7.7 million for the first nine months of 1996 compared to $2.9 million for the same period in 1995 due to the high spot price of crude relative to the posting price of crude in the first nine months of 1996. Depreciation expense for the Crude Gathering System was $1.5 million for both the first nine months of 1996 and the first nine months of 1995. Operating income, excluding depreciation, for the Crude Gathering System was $9.2 million for the first nine months of 1996 and $4.5 million for the first nine months of 1995. The net margin was $0.47 per barrel for the first nine months of 1996 compared to $0.16 per barrel for the first nine months of 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 59,996 BPD for the first nine months of 1996 from 67,801 BPD for the first nine months of 1995.

Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory requirements, industry trends and price of crude oil, inventory prices, and seasonality and weather. The Managing General Partner of the Partnership expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed is not intended to represent their relative significance.

     ENVIRONMENTAL COMPLIANCE -- Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. The Partnership plans to spend approximately $905,000 in 1996, 1997 and 1998 on several projects to maintain compliance with various other environmental requirements including $400,000 for a sewer system upgrade.

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

     In early 1993, the United States Environmental Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of a compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement a ground water monitoring program. The Partnership has verbally agreed to settle the complaint for $92,000 in penalties payable in three installments with the last payment due in 1999.

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

     INVENTORY PRICES -- The Partnership uses the last-in/first-out
(LIFO) method of determining inventory values. This method minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. The LIFO method is the predominant method used in the refining industry.

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

     OTHER FACTORS -- The Partnership was awarded contracts from the United States Government for the right to supply 106 million gallons of JP-8 to ten military installations in Texas for the period from April 1, 1996 through March 31, 1997.

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

     Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels. On November 14, 1996, the Partnership's credit facility was amended to extend the maturity date to October 1, 1997. Under this credit facility, the Partnership has a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45,000,000 standby letter of credit facility for the purchase of crude oil
("Facility B").   The fee on outstanding Facility A and Facility B
standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B letter of credit facility, the Partnership did have approximately $721,000 and $43.1 million, respectively, in outstanding standby letters of credit as of September 30, 1996. The credit agreement was amended to provide at the banks' discretion an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $6.1 million outstanding under the Special LC Facility as of September 30, 1996.

     Under the restated and amended credit facility, the Partnership has available to it a revolving line of credit of $8.0 million (the "Revolver") and a $45.0 million term loan (the "Term Loan"). The amount available under the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A. Advances under the Revolver and Term Loan bear interest at prime plus 2% and 3%, respectively, payable monthly. The prime rate was 8.25% as of September 30, 1996. The Term Loan is subject to a facility fee of 5% per annum commencing January 1, 1996 and payable at maturity which is October 1, 1997. As of September 30, 1996, the Partnership had accrued $1.0 million in facility fees. This fee will be discontinued if the proposed amendments to the partnership agreement, as discussed later, are adopted. The amount accrued at that time will be forgiven. The Partnership has pledged substantially all its assets as collateral. In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty. The fee for the unused portion of the Revolver is one-half of 1% per annum. At September 30, 1996, the balances outstanding on the Revolver and Term Loan were $2.3 million and $42.2 million, respectively. The Partnership is required to make scheduled principal payments of $120,000 each month beginning September 5, 1996 plus quarterly principal payments in the amount of 80% of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $1.7 million of the Term Loan as current as of September 30, 1996.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at September 30, 1996 has been included in the current portion of long-term debt. Subject to the borrowing base, the Partnership may borrow any amounts previously repaid.

     The facility also includes a $2.5 million uncommitted line of credit ("Uncommitted Line"). Advances under the Uncommitted Line are made solely at the lenders' discretion and bear interest at the prime rate plus 4%. The Uncommitted Line must be completely paid off for fifteen consecutive days each month. There were no advances outstanding under the Uncommitted Line at September 30, 1996.

     The amended credit facility also requires the Partnership to pay a monthly fee of $10,000 and restricts the payment of distributions to unitholders throughout the term of the amended credit agreement. Future distributions will be dependent on payment in full of bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

     The Partnership has a nonrecourse loan from Diamond Shamrock with an outstanding principal balance of $5.8 million at September 30, 1996, bearing interest at 8% per annum with monthly principal and interest payments. The assets of Pride Borger, Inc., a wholly owned subsidiary of the Partnership, which owns 50% of the Texas Plains Pipeline System, are pledged as collateral. Pride Borger, Inc. has also guaranteed the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains Pipeline System. Current maturities are estimated to be $54,000 at September 30, 1996. In 1996, the Partnership acquired the other 50% interest in the Texas Plains System from Scurlock Permian.

     Pride SGP has made unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 2%. The loans mature October 1, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.6 million at September 30, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 7.0% as of September 30, 1996. The note requires monthly payments of $84,000. The note matures June 1, 1998. The Partnership has classified $934,000 of the note as current as of September 30, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership had to lease additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $377,000 at September 30, 1996. The note matures January 9, 2000. The Partnership has classified $16,000 of the note as current as of September 30, 1996.

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

     The Partnership's return to profitability and long-term viability is dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. Management believes the extension of the existing credit facility to October 1, 1997 sufficiently alleviates any short-term threats to the liquidity of the Partnership. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. The most significant and urgent need of the Partnership is to effect a complete restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first ("Phase 1") of three phases which called for the execution of documents with the Partnership's bank lenders. In phase two ("Phase 2"), the Partnership is seeking unitholder approval to convert the outstanding preferred units into common units. The Partnership sent out consent solicitation material to unitholders in October, 1996. Approval requires at least two-thirds of both classes of units to vote in favor of the conversion. If approved, the preferred unitholders will own 93.1% of the equity of the Partnership, up from 46.3%, and all preferred and common unit arrearages will be cancelled. In addition, the credit facility will automatically be extended to November 30, 1997, the term loan will be reduced to $25.0 million, three notes will be created for the remaining portion of the previously outstanding term loan, the interest rate on the debt will be reduced, and the facility fee will be cancelled. As of November 14, 1996, in excess of two-thirds of both the preferred and common units had been voted in favor of the proposal. The voting period ends at 5:00 p.m. central time on November 15, 1996 unless extended by the Partnership.

     Phase three ("Phase 3") anticipates the refinancing of the letter of credit line, the revolving line, and the term loan. Upon completion of Phase 3, the banks have agreed to convert two of the notes to a convertible preferred equity. The third note, if not refinanced, can be converted to equity at the banks' election. During the first nine months of 1996, the Partnership expensed $583,000 related to this proposed restructuring of its credit facility. This is in addition to the $873,000 expensed for the year ended December 31, 1995.

     The Managing General Partner is hopeful Phase 2 will be completed in the fourth quarter of 1996 and Phase 3 will be completed by March 31, 1997. There can be no assurance the Partnership will be able to complete them as outlined. If the Partnership fails to complete them, it will have to pursue other means of effecting a restructuring and recapitalization prior to the maturity of its credit facility on October 1, 1997. If the Partnership is successful in completing the restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lowering interest expense.

Capital Expenditures

     The Partnership incurred maintenance capital expenditures of $347,000 for the third quarter of 1996.

Cash Distributions

     At September 30, 1996, 4,700,000 Preferred Units were outstanding, representing an approximate 46.3% limited partner interest in the Partnership. The Preferred Units are cumulative, entitled to a minimum quarterly distribution of $0.65 per unit through the Initial Conversion Date which is the first day of the third calendar quarter in which the payment of all cumulative arrearages to Preferred Unitholders have been paid, and all arrearages must be paid before the Common Unitholders may receive distributions. The Preferred Units are convertible into Common Units on the Initial Conversion Date. The Common Units are also cumulative and entitled to a quarterly distribution of $0.65 per unit; however, no Common Unit arrearages will be paid after the Initial Conversion Date, and any such accumulated arrearages then existing will be cancelled. The general partners are entitled to 2% of all distributions. At September 30, 1996, cumulative arrearages were $13.65 per Common Unit which totaled $71.7 million and $12.00 per Preferred Unit which totaled $56.4 million. Such arrearages will be cancelled if phase 2 of the restructuring is approved by unitholders. See "Financial Condition - Financial Resources and Liquidity."

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on payment in full of the bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

PART II.  Other Information

Item 1.   Legal Proceedings

     In early 1993, the United States Environmental Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of the compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement a ground water
monitoring program.   The Partnership has verbally agreed to settle
the complaint for $92,000 in penalties payable in three installments with the last payment due in 1999.

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

27        Financial Date Schedule for Third Quarter 1996.

28.1 First Amendment to Loan Agreement, dated as of August 27, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. (Agent), and NationsBank of Texas, N.A. and Bank One Texas, N.A. (Lenders).

28.2 Second Amendment to Loan Agreement, dated as of November 14, 1996, among the Partnership
          (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. (Agent), and NationsBank of Texas, N.A. and Bank One Texas, N.A. (Lenders).


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


                              PRIDE COMPANIES, L.P.
                              By: Pride Refining, Inc.
                              as its Managing General Partner
                              (Registrant)

November 14, 1996             Brad Stephens
Date                          Brad Stephens
                              Chief Executive Officer
                              (Signing on behalf of Registrant)


November 14, 1996             George Percival
Date                          George Percival
                              Principal Financial Officer
                              (Signing as Principal Financial
                              Officer)

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

27        Financial Data Schedule for Third Quarter 1996.

28.1 First Amendment to Loan Agreement, dated as of August 27, 1996, among the Partnership (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. (Agent), and NationsBank of Texas, N.A. and Bank One Texas, N.A. (Lenders).

28.2 Second Amendment to Loan Agreement, dated as of November 14, 1996, among the Partnership
          (Borrower), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc. (Guarantors), and NationsBank of Texas, N.A. (Agent), and NationsBank of Texas, N.A. and Bank One Texas, N.A. (Lenders).