Form 10-K
period 1996-12-31
PRIDE COMPANIES LP
filed 1997-04-01
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996
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

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each
Title of Each Class:                Exchange on Which Registered:

Common Units                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Common Units outstanding as of March 25, 1997:
4,950,000

     The aggregate market value of the 4,626,365 Common Units held by non-affiliates of the Partnership as of March 25, 1997 was approximately $15.6 million, which was computed using the closing sales price of the Common Units on March 25, 1997.


                               PART I

Items 1 and 2. Business and Properties

General

     Pride Companies, L.P. (the "Partnership"), a Delaware limited partnership, owns and operates a modern simplex petroleum refinery facility located near Abilene, Texas (the "Refinery"), a crude oil gathering business (the "Crude Gathering System") that gathers, transports, and resells and redelivers crude oil in the Texas and New Mexico markets, and certain integrated products pipeline operations (the "Products System"). The Partnership's operations are considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System is to supply the Refinery with crude oil. In that connection, it purchases and resells crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations for input into the Refinery. The Crude Gathering System consists of a series of gathering lines and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline which delivers crude oil to and terminates at the Refinery. The Products System consists of certain products pipelines which originate at the Refinery and terminate at the Partnership's marketing terminals.

     Pride Refining, Inc., a Texas corporation (the "Managing General Partner"), owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and the Special General Partner (collectively the "General Partners") collectively own a 2% general partner interest. As discussed in "Submission of Matters to a Vote of Security Holders", the Partnership adopted certain amendments to its partnership agreement (the "Amendments"), which were effective December 31, 1996 and modified the capital structure of the Partnership. In addition to its general partner interest, the Special General Partner owns a 4.9% interest in the Partnership through ownership of common limited partner units with terms specified by the Amendments ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. Prior to the effectiveness of the Amendments, the Special General Partner owned a 51.7% limited partner interest in the Partnership through ownership of common limited partner units ("Old Common Units"), and the public owned a 46.3% interest in the Partnership through ownership of convertible preferred limited partner units ("Preferred Units").

     The Partnership's principal business consists of refining crude oil into commercial and military aviation fuel, conventional gasoline, low sulfur diesel fuel, vacuum gas oil, liquefied petroleum gas and vacuum residuum. In addition, the Partnership owns and operates a crude oil gathering system connected by pipeline into the Refinery and two common carrier products pipeline systems, one of which transports products from the Refinery to Conoco, Inc.'s products terminal near Abilene, to Dyess Air Force Base ("Dyess") in Abilene, and to the Partnership's products terminal at San Angelo, Texas, and the other of which transports products from the Refinery to the Partnership's products terminal in Aledo, Texas (southwest of Fort Worth, Texas). The Partnership did operate a 13 mile pipeline segment until January 20, 1997 that carried military aviation fuel from the Partnership's products terminal in Aledo, Texas into Naval Air Station Fort Worth located northwest of Fort Worth (formerly Carswell Air Force Base), but shut that segment down due to reduced volumes to that base and other economic considerations. The Partnership will now truck volumes from the Aledo products terminal to Naval Air Station Fort Worth.

     On December 1, 1994, the Partnership acquired from Diamond Shamrock Refining and Marketing Company ("Diamond Shamrock") a 50% interest in the Texas Plains Pipeline System ("Texas Plains System") which consists of 271 miles of crude oil and vacuum gas oil pipeline extending from the Partnership's Refinery to Borger, Texas, which is connected to a pipeline that carries crude oil and vacuum gas oil feedstock to Diamond Shamrock's refinery in McKee, Texas. On March 1, 1996, the Partnership exchanged its two New Mexico pipeline systems for the remaining 50% interest in the Texas Plains System which was owned by Scurlock Permian Corporation ("Scurlock Permian"). See "Partnership Operations and Products" below.

     The Partnership's primary market area for refined products includes Central and West Texas and is a region that is not significantly served by the major refining centers of the Gulf Coast. Fina, Inc. ("Fina"), a competitor of the Partnership, currently has products pipeline access into Abilene, and the Partnership is the only supplier with a products pipeline into San Angelo. In the Partnership's primary market area, product prices reflect a premium due to transportation costs required to import gasoline products from supply points outside of the market area. Naval Air Station Fort Worth, Dyess, and certain other military installations have been long-time customers for the Partnership's military aviation fuel. Management anticipates that the Partnership will continue to bid for these and other military supply contracts in the future. Gasoline and diesel tankage and sales facilities at the Partnership's Aledo products terminal allow the Partnership access to the smaller communities west of the Dallas-Fort Worth ("DFW") market along Interstate 20 for gasoline and the DFW market for diesel. See "-Markets and Competition" below.

Partnership Operations and Products

     REFINING. The principal business of the Partnership is crude oil refining at its Refinery located approximately ten miles north of Abilene, Texas. The existing plant consists of processing equipment newly constructed or modernized since 1981. The Refinery has a throughput capacity of 49,500 barrels per day ("BPD") and is permitted to process 44,500 BPD. Until the completion of the expansion of the Refinery in June 1991, which included the addition of a catalytic reformer unit ("CRU"), the Refinery had been operated at an average rate of approximately 26,000 BPD from 1986 to 1990, primarily due to competition for military aviation fuel contracts and the limited product mix capability of the Refinery. For the year ended December 31, 1996, the Refinery processed crude oil into refined products at an average rate of approximately 32,600 BPD.

     The refining process at the Refinery involves the following major operations and equipment:

     The refinery includes a 34,500 BPD basic atmospheric crude oil distillation unit and a 15,000 BPD auxiliary atmospheric crude oil distillation unit (the Crude Units). These units effect the primary separation of crude oil into its constituent products. On receipt of crude oil into the refinery, it is first stored in tanks where water and corrosive salts are removed. The crude oil is then pumped to the crude oil distillation unit, where it is passed through a series of heat exchangers. The heat exchangers remove the heat from the hot products coming from the Crude Units and transfer such heat to the crude oil feedstock. This process raises the temperature of the crude oil from approximately 70 degrees to 480 degrees with waste heat. During this process the crude oil is again washed with water and treated with chemicals to further eliminate any corrosive materials. The crude oil is then heated in a gas fired furnace that raises the temperature from 480 degrees to 660 degrees before it is sent into the distillation column. At this point, the majority of the crude oil vaporizes. Through a complex process of progressive cooling, the different components of the vaporized crude oil condense at different levels in the distillation column and are then drawn off as products of different boiling ranges.

     The residuum remaining in the Crude Units after distillation of lighter products is routed to a vacuum unit for additional processing with heat and pressure reduction. The Refinery has a 13,500 BPD vacuum distillation unit, which is capable of fractionating an additional 75-80% of the Crude Unit's residue into vacuum gas oil. The remaining product is vacuum residuum, which is sold to third parties for processing into roofing material and similar products.

     The distillates that emerge from the Crude Units include atmospheric gas oil for blending with vacuum gas oils, diesel for sale as motor fuel, kerosene, and heavy and light naphthas. Kerosene is routed through a Merox Unit to remove corrosive compounds and then sold as various grades of jet fuel. The light naphtha is routed to the Debutanizer/Depropanizer (Light Ends Plant) and is subject to further processing to remove butane and propane to produce liquefied petroleum gas and the remaining light naphtha can be used for a gasoline blend stock.

     The Refinery is augmented with a CRU which allows heavy naphtha to be converted into a high octane unleaded gasoline blend stock. The CRU subjects heavy naphtha compounds to extreme heat in the presence of a platinum catalyst and hydrogen, with the result that paraffins and naphthenes are converted to a high octane unleaded gasoline blend stock. The CRU allows the Refinery to produce up to 7,500 BPD of unleaded gasoline.

     The Refinery is also equipped with a 12,000 BPD distillate desulfurization unit ("DDU"). The DDU produces diesel fuel that complies with federal environmental regulations restricting the amount of sulfur allowed in highway use diesel fuel. Such regulations became effective in October 1993.

     PRODUCTS SYSTEM. The Partnership's primary product delivery facilities consist of a pipeline that connects the Refinery to the Partnership's Aledo products terminal (the "Aledo Pipeline") and a pipeline that connects the Refinery to Conoco, Inc.'s products terminal near Abilene, Dyess in Abilene, Texas, and the Partnership's products terminal at San Angelo, Texas (the "San Angelo Pipeline"). The Partnership did operate a 13 mile segment of pipeline until January 20, 1997 that carried military aviation fuel from the Partnership's products terminal in Aledo into Naval Air Station Fort Worth located northwest of Fort Worth, Texas.
This segment was closed due to reduced volumes to that base and other economic considerations. The Partnership will now truck volumes from the Aledo products terminal to Naval Air Station Fort Worth. The Partnership delivers military aviation fuel through both the Aledo Pipeline and the San Angelo Pipeline. Conventional gasoline is delivered through the Aledo Pipeline to the Partnership's Aledo products terminal and through the San Angelo Pipeline to the Partnership's San Angelo products terminal for sales to non-military customers in the communities west of the Dallas-Fort Worth ("DFW") metropolitan area along Interstate 20 and in the San Angelo area, respectively. Diesel fuel is also delivered to the Aledo and San Angelo products terminals for sales to non-military customers in the DFW metropolitan area and the San Angelo area. Additional products are delivered by truck and rail throughout the Partnership's market area.

     Military aviation fuel delivered by the San Angelo Pipeline to Dyess is sold f.o.b. the Refinery with title passing to the purchaser as the product enters the pipeline. This is the only pipeline that can deliver jet fuel directly into Dyess.

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "-Markets and Competition" below. Such sales are under annual contracts awarded by the Defense Fuel Supply Center after a bidding process. The bidding process is conducted on a base-by-base basis and is subject to the small business set aside program. When the bids are received, the Defense Fuel Supply Center determines both the lowest overall bid and the lowest bid submitted by a small refinery (defined as a refinery with a throughput capacity of less than 75,000 BPD and fewer than 1,500 employees). If the lowest bid was not submitted by a small refinery, the lowest small-refinery bidder is offered the opportunity to obtain a contract for a set percentage of the base's requirements by matching the lowest overall bid.

     The Partnership and its predecessors have been supplying products to Naval Air Station Fort Worth and Dyess since the early 1960s. Management believes that the military will continue to be a major customer of the Partnership into the foreseeable future. Dyess is an Air Combat Command facility, formerly a strategic air command facility, and the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under the contract that is effective from April 1, 1996 through March 31, 1997, the Partnership contracted to sell military aviation fuel to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Fort Hood Military Installation in Killeen, Texas, Laughlin Air Force Base in Del Rio, Texas, Reese Air Force Base in Lubbock, Texas, Naval Air Station Dallas in Dallas, Texas, E-Systems, Inc. in Greenville, Texas, Naval Air Station Fort Worth, Lockheed Martin in Fort Worth, Texas, and AASF in Dallas, Texas. Under the new contract that begins April 1, 1997 and ends March 31, 1998, the Partnership will supply military aviation fuel to Dyess, Sheppard Air Force Base, Fort Hood Military Installation, Naval Air Station Dallas, Tinker Air Force Base in Oklahoma City, Oklahoma, Naval Air Station Fort Worth, E-Systems, Inc. and AASF. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors."

     CRUDE OIL GATHERING OPERATIONS. The Partnership's Crude Gathering System is divided into two distinct areas: (i) truck-based crude oil gathering and (ii) pipeline operations. The trucking operations comprise six district offices located in the Abilene, Dallas, Graham, Lubbock, Midland, and San Angelo, Texas areas. These districts utilize a fleet of 105 trucks to transport crude oil from individual leases or small gathering systems to injection stations owned and operated by the Partnership along common carrier pipeline systems. As of December 31, 1996, the Crude Gathering System operated 44 crude oil injection stations located on various common carrier pipeline systems including the Amoco, Arco, Chevron, Comyn, Conoco, EOTT, Mobil, Sun, Texaco, Texas Plains System and other Texas-New Mexico pipeline systems. The Partnership maintains 20 trucking locations throughout the area for operation of its truck fleet. In December 1996, the average length of travel for the Partnership's trucks in its gathering operations was approximately 72 miles round trip.

     As of December 31, 1996, the pipeline assets utilized in the Crude Gathering System consisted of in excess of 900 miles of active pipeline, the major portion of which is the Comyn pipeline system with approximately 416 miles of trunkline and 190 miles of gathering lines and the Texas Plains System consisting of an additional 242 miles of trunkline and 29 miles of gathering lines. Ownership of the trunkline segments of the Comyn pipeline system from Hawley to Comyn, Texas (90 miles), from Hearne to Comyn, Texas (143 miles), and from Comyn to Ranger, Texas (37 miles) along with certain related pumping facilities were retained by Pride SGP when the Partnership was formed. For the years ended December 31, 1996, 1995 and 1994, the crude oil transported through the active segment of the Comyn pipeline system which is owned by Pride SGP accounted for approximately 51%, 72% and 80%, respectively, of the total crude oil received by the Refinery. Twelve miles of the 37-mile segment noted above are currently inactive. The 143-mile section from Hearne to Comyn was reactivated as part of the expansion program at a cost of approximately $13.5 million in August 1992. The activation of this section enables the Partnership to earn transportation revenues and to purchase and sell crude oil in the eastern portion of the Austin Chalk formation for processing in its Refinery. For the year ended December 31, 1996, the Partnership transported approximately 8,658 BPD of high quality crude oil to the Refinery and 3,891 BPD to third parties on exchange through this pipeline. The crude oil transported through the Comyn pipeline system is a high quality crude oil that enables the Refinery to produce refined products which sell at higher margins. The Partnership and Pride SGP have a lease agreement wherein the Partnership has been granted the right to use the segments of the Comyn pipeline owned by Pride SGP. The Partnership is entitled to use the pipeline sections in exchange for its agreement to provide maintenance of and repair to such retained assets, the value of such services are estimated to be approximately $200,000 annually. In addition, the Partnership pays the taxes, insurance, etc. Pursuant to the lease agreement, the Partnership will pay Pride SGP $0.20 per barrel for all crude oil transported by the Partnership, or third parties with contractual relationships with it, through the 143-mile section from Hearne to Comyn. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1996, 1995 and 1994 totaled approximately $919,000, $873,000 and
$1.1 million, respectively, for the lease of the pipeline. The original term of the lease agreement ran through 2000. During 1992, the lease was amended, whereby at the Partnership's option, the lease may be extended through March 2013 as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety-days notice. At any time during the term of the amended lease agreement, the Partnership may upon 30 days' notice to Pride SGP purchase the Comyn pipeline for $10 million. See "Certain Relationships and Related Transactions".

     The Comyn pipeline is a common carrier pipeline that charges a transportation fee in accordance with a published tariff schedule filed with the Texas Railroad Commission. Shipments of crude oil to the Refinery account for approximately 74% of the crude oil shipped through the Comyn line. The Comyn pipeline is also allowed to charge each customer's account with a line loss allowance of 0.25% for each barrel transported in the system.

     The Partnership owns Pride Borger, Inc. (Pride Borger), a wholly-owned subsidiary, which has a 50% interest in the Texas Plains System. Pride Borger was acquired from Diamond Shamrock for approximately $6.1 million on December 1, 1994. The acquisition of the stock was seller-financed with a 20-year nonrecourse note, payable based on throughput. Further, the note is supported with a minimum throughput agreement from the seller. The Texas Plains System is a crude oil/gas oil pipeline system consisting of 271 miles of pipeline extending from Hawley, Texas which is located near the Partnership's Refinery, to Borger, Texas. The system has a total capacity of 35,000 BPD and shipped an average of approximately 31,400 BPD of crude oil and vacuum gas oil for the year ended December 31, 1996. The Partnership will continue transporting crude oil and vacuum gas oil through the pipeline to Diamond Shamrock's refinery in McKee, Texas. The Partnership presently sells all the vacuum gas oil and a small portion of the crude oil transported on the line to Diamond Shamrock. On March 1, 1996, the Partnership traded its two New Mexico pipeline systems for the remaining 50% interest in the Texas Plains System owned by Scurlock Permian.

     In addition to the Comyn pipeline, the Partnership operates three smaller pipelines in West Texas: Carlsbad in Tom Green
County, East Broadview in Lubbock County and Keystone in Winkler
County.

     Crude oil from the Crude Gathering System pipelines can be delivered to a variety of locations, including the Refinery, tank storage areas which facilitate trucking to injection stations, and several different common carrier crude oil pipelines.

     The Crude Gathering System is the first purchaser of a portion of the crude oil it gathers. These first purchase barrels have traditionally been either resold to other companies or transferred to the Refinery. The Partnership also gathers crude oil for custom gathering customers charging gathering fees depending on several factors (including the transportation distance involved) and delivers these barrels to an agreed upon location by contract. The Crude Gathering System assumes title to both first purchase and custom gathered barrels and the total of the two categories is considered to be total gathered barrels. The custom gathering area has been the fastest growing segment of the Crude Gathering System operations. While first purchase barrels have declined from 39,000 BPD in 1986 to 28,000 BPD for the year ended December 31, 1996, custom gathered barrels have grown from 5,000 BPD to 31,000 BPD for the same period. The custom gathered barrels have declined over the last two years as the Partnership has eliminated some of the marginal custom gathered contracts.

Markets and Competition

     Fina, the Partnership's principal competitor in its primary market area, operates a products pipeline in the Abilene area. This competitor's pipeline originates in Big Spring, Texas (105 miles west of Abilene) and supplies Hawley, Midland, and Wichita Falls, Texas and the Midcontinent. However, the Partnership has the only pipeline access to the San Angelo area. Retailers and jobbers who are not supplied by the Partnership or one of its exchange partners must truck their products into San Angelo from locations as far away as 90 to 200 miles. Gulf Coast refiners are not generally connected to West Texas by pipeline and ship their products primarily throughout the southeast and central United States.
Total petroleum product demand for the Partnership's market area is determined by demand for conventional gasoline, diesel, commercial and military aviation fuel, and kerosene. In the case of each product, however, demand tends to vary by locality and season. Aviation fuel consumption is limited to regional military and civilian air facilities.

     Fina and Holly Corp. ("Holly") recently announced a plan to convert existing crude oil and natural gas pipelines and lay 110 miles of new pipeline to bring additional gasoline and diesel to West Texas, New Mexico and Arizona. The system will be supplied by Fina's refineries in Big Spring and Port Arthur, Texas, a pipeline terminal in Duncan, Oklahoma, and Holly's refinery in Artesia, New Mexico. Fina has indicated that it believes Gulf Coast supplies will not be needed for another five years. Other companies are also considering projects to bring products into West Texas, New Mexico and Arizona from the Gulf Coast. The Partnership will continue to assess the impact of these proposals on its competitive position as more information becomes available.

     In addition to its primary market areas in Abilene, Texas and in San Angelo, Texas for conventional gasoline and diesel, the Partnership has access to a secondary market in the small communities west of Dallas-Fort Worth along Interstate 20 for conventional gasoline and the Dallas-Fort Worth metropolitan area for diesel. The secondary market is accessible from the Refinery via the Aledo Pipeline and the Aledo, Texas products terminal. As a result of the reformulated gasoline requirement for the Dallas-Fort Worth metropolitan area effective January 1, 1995, most products terminals are supplying reformulated gasoline with only a small number having the capability of supplying conventional gasoline. The Partnership's Aledo products terminal is strategically located to take advantage of this marketing opportunity, and the Partnership has entered into supply and exchange agreements with three major oil companies at that location. The Partnership's conventional gasoline sales are now close to the Refinery's maximum production capacity. The San Angelo market area is accessible from the Refinery via the San Angelo Pipeline. Market demand for gasoline and diesel in Abilene and in San Angelo is estimated to be approximately 17,500 BPD and 11,000 BPD, respectively. Market demand for petroleum products in the Dallas - Fort Worth area is estimated to be approximately 343,000 BPD, with reformulated gasoline, diesel and a limited amount of conventional gasoline accounting for an aggregate of 195,000 BPD.

     The Partnership does not generally sell its products through its own direct retail distribution system, but primarily sells to other branded product companies and branded Pride dealers. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells its vacuum gas oil production to refiners that operate catalytic cracking facilities, and sells or exchanges diesel, conventional gasoline, and other products depending on local market needs throughout the region. Some of the marketers in the area that purchase or exchange refined products include Chevron, Citgo, Conoco, Diamond Shamrock, Exxon, Fina, Phillips, Shell, Star Enterprise and Texaco. The Partnership has five exchange agreements and three sales agreements with these companies for products supplied out of the San Angelo products terminal, one exchange agreement and two sales agreements with these companies for product supplied out of the Aledo products terminal, and one exchange agreement and one sales agreement with these companies for product supplied out of the Refinery. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Texas, El Paso, Texas, Lubbock, Texas, Midland/Odessa, Texas, and Wichita Falls, Texas without incurring transportation costs to these cities. Management also expects that the Partnership will continue to sell conventional gasoline and diesel to jobbers who will own and operate service stations under the Pride brand. The Partnership entered into a five-year agreement in late 1990 to supply substantially all of the Skinny's Convenience Stores ("Skinny's") in the Abilene area with their conventional gasoline and diesel fuel requirements. The contract terminated on March 1, 1996. Although the Partnership regrets the loss of Skinny's business, the Partnership contracted to supply one of its existing exchange partners with products out of Abilene. Such volumes are in excess of the volumes supplied under the Skinny's contract. The Partnership also currently operates six retail fueling facilities. These facilities are located in Central and West Texas. Sales by such facilities accounted for less than 1% of the Partnership's revenues for the year ended December 31, 1996.

Customers

     The Partnership delivers a substantial amount of its production in the form of military aviation fuels to the Defense Fuel Supply Center. The Partnership also has entered into a three year agreement with Diamond Shamrock to supply them with vacuum gas oil for use in Diamond Shamrock's refining operations. The Partnership's revenues pursuant to the military aviation fuel supply contracts and the Diamond Shamrock agreement accounted for 11% and 19%, respectively, of its total revenues for the year ended December 31, 1996.

Employees

     As of December 31, 1996, the Partnership had 437 employees, of which 201 were employed in the Refinery and Products System and 236 were employed in the Crude Gathering System. The Partnership has not experienced any significant personnel problems. None of the Partnership's employees are subject to collective bargaining or similar agreements.

Environmental Matters

     The Partnership's activities involve the transportation, storage, handling and processing of crude oil and petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended certain resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results" and "Legal Proceedings."

Forward Looking Statements

     This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import.
Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions are: (i) the rate of utilization of the Refinery, (ii) the margins between the prices of the Partnership's refined petroleum products and the cost of crude oil, (iii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iv) the impact of current and future laws and governmental regulations affecting the refining industry in general and the Partnership's operations in particular, and (v) the ability of the Partnership to effect a restructuring and recapitalization prior to the maturity of its credit facility.


Item 3. Legal Proceedings

     In early 1993, the United States Environmental Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of a compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement an adequate ground water monitoring program. The Partnership has agreed to settle the complaint for $92,000 in penalties payable in three installments with the last payment due in 1999.

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


Item 4. Submission of Matters to a Vote of Security Holders

     Certain amendments ("Amendments") to the Agreement of Limited Partnership ("Partnership Agreement") for the Partnership were submitted to the preferred unitholders, common unitholders and the Special General Partner for a vote by a Consent Solicitation Statement dated October 7, 1996.

     The primary purpose of the Amendments was to modify the capital structure of the Partnership. Generally, the Amendments provided for the Partnership's Preferred Units and the Partnership's Old Common Units to be treated as a single class of limited partner units with identical rights and privileges, and the elimination of certain existing contingent distribution preferences of the General Partners. The Amendments resulted in the elimination of the respective cumulative distribution arrearages of both the currently outstanding Preferred and Old Common Units and the elimination of distribution and liquidation preferences currently attributable to the Preferred Units. The Amendments also provided that the currently outstanding Old Common Units would be subject to a 1 for 21 reverse unit split. The Amendments to the Preferred and Old Common Units were conditioned upon the approval for listing of the single class of Common Units on the New York Stock Exchange.

     The Amendments also included certain other changes to the Partnership Agreement including the terms of certain new convertible preferred equity securities which are to be issued to the Partnership's bank lenders in lieu of payment for certain Partnership debt if the Partnership successfully refinances its existing credit facility with other third party creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

     The consent solicitation period ended at the close of business on November 15, 1996. Adoption of the Amendments required the consent of limited partners holding 66-2/3% in interest of each of the Preferred Units and the Old Common Units, as separate classes, and the approval of the Special General Partner. A total of 3,247,452 of the 4,700,000 outstanding Preferred Units voted in favor of adoption of the Amendments and the Partnership received unanimous approval from the common unitholders for adoption of the Amendments. The Special General Partner also gave approval in its capacity as special general partner. The Amendments became effective at the close of business on December 31, 1996.
                              PART II

Item 5. Market for Partnership's Preferred Units, Common Units, and Related Unitholder Matters

     As discussed in "Submission of Matters to a Vote of Security Holders", the Partnership adopted certain amendments to its partnership agreement (the "Amendments") which were effective at the close of business on December 31, 1996 and modified the capital structure of the Partnership. Prior to the effectiveness of the Amendments, the Partnership had 4,700,000 Preferred Units listed on the New York Stock Exchange under the symbol "PRF". On January 2, 1997, the Common Units began trading on the New York Stock Exchange under the same symbol. The following table sets forth, for the periods indicated, the high and low closing prices of the Preferred Units as reported on the New York Stock Exchange Composite Tape.
No distributions were made with respect to the Preferred Units or the Old Common Units during the past two fiscal years. Information with respect to accumulated arrearages has been omitted from the following table since the Amendments cancelled those arrearages as of the close of business on December 31, 1996.


    1995                    HIGH         LOW
    ____                    ____         ___
First Quarter              $ 5-5/8     $ 3-5/8

Second Quarter               6           3-7/8

Third Quarter                4-1/4       3-1/2

Fourth Quarter               3-3/4       1-7/8


    1996
    ____

First Quarter              $ 3-1/2     $ 2-1/8

Second Quarter               5-1/8       2-3/4

Third Quarter                4-1/2       3-3/8

Fourth Quarter               5-3/8       3-3/8

     Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial common unitholders of the Partnership as of December 31, 1996 to be approximately 4,700.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for a discussion of certain restrictions imposed by the Partnership's commercial banks on the payment of distributions to unitholders throughout the term of the Partnership's credit facility with such banks which terminates on January 1, 1998.

Item 6.  Selected Financial Data

     The following table sets forth, for the periods and at the dates indicated, selected financial data for the Partnership. The table is derived from the financial statements of the Partnership and should be read in conjunction with those financial statements. The summary income statement data for each of the five years in the period ended December 31, 1996, as well as the summary balance sheet data for December 31, 1992, 1993, 1994, 1995, and 1996 are all extracted from the audited financial statements of the Partnership. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(The following table should be printed on 14" x 8.5" paper)

Selected Financial Data
(In thousands, except per unit amounts)


Year Ended December 31,

_________________________________________________________________
                                                   1992
1993         1994          1995          1996
                                                   ----
----         ----          ----          ----
Income Statement Data:
   Revenues
      Refinery and Products Systems          $ 281,439     $253,008
   $ 220,610     $ 235,136     $ 294,328
      Crude Gathering System                   619,319      609,772
     553,847       527,212       597,425
      Intrasystem and other                   (232,042)
(205,518)     (184,551)     (201,735)     (276,550)
                                              ________     ________
    ________      ________      ________
        Total revenues                         668,716      657,262
     589,906       560,613       615,203
                                              ________     ________
    ________      ________      ________
   Costs of sales and operating
      expenses, excluding depreciation         656,708      636,102
     570,877       543,425       596,841
   Marketing, general and administrative
      expenses                                  13,615       12,834
      11,059        10,274        10,111
   Depreciation                                  4,759        5,881
       6,546         7,006         6,976
                                              ________     ________
    ________      ________      ________
   Operating income (loss)                      (6,366)       2,445
       1,424           (92)        1,275
                                              ________     ________
    ________      ________      ________
   Other net                                      (755)<F1>     252
          28           175           179
   Interest expense                               (750)
(3,707)       (5,191)       (6,575)       (5,808)
   Credit and loan fees <F2>                      (883)
(1,138)       (1,651)       (2,172)       (2,109)
                                              ________     ________
    ________      ________      ________
   Loss before income taxes and
      cumulative effect of change in
      accounting principle                      (8,754)
(2,148)       (5,390)       (8,664)       (6,463)
   Income tax benefit                                -
-             -            47            48
                                              ________     ________
    ________      ________      ________
   Loss before cumulative effect
     of change in accounting principle          (8,754)
(2,148)       (5,390)       (8,617)       (6,415)
   Cumulative effect of change in
      accounting principle                           -
(3,605)<F3>        -             -             -
                                              ________     ________
    ________      ________      ________
   Net loss                                  $  (8,754)    $
(5,753)    $  (5,390)    $  (8,617)    $  (6,415)
   Before conversion <F5>:
      Loss per Unit before
      cumulative effect:
        Preferred Units                      $   (0.86)    $
(0.21)    $   (0.53)    $   (0.85)    $   (0.63)
        Old Common Units                     $   (0.86)    $
(0.21)    $   (0.53)    $   (0.85)    $   (0.63)
      Cumulative effect on prior years of
      changing to LIFO per Unit <F3>:
        Preferred Units                              -     $
(0.36)            -             -             -
        Old Common Units                             -     $
(0.36)            -             -             -
      Net loss per Unit:
        Preferred Units                      $   (0.86)    $
(0.57)    $   (0.53)    $   (0.85)    $   (0.63)
        Old Common Units                     $   (0.86)    $
(0.57)    $   (0.53)    $   (0.85)    $   (0.63)
   After conversion <F5>:
      Loss per Common Unit before
        cumulative effect                    $   (1.73)    $
(0.43)    $   (1.07)    $   (1.71)    $   (1.27)
      Cumulative effect on prior years of
        changing to LIFO per Common
        Unit <F3>                                    -     $
(0.71)            -             -             -
      Net loss per Common Unit               $   (1.73)    $
(1.14)    $   (1.07)    $   (1.71)    $   (1.27)
   Cash Distributions per Unit <F4>:
      Preferred Units                        $    1.00     $   0.00
   $    0.00     $    0.00     $    0.00
      Old Common Units                       $    0.00     $   0.00
   $    0.00     $    0.00     $    0.00
   Partnership Units <F5>:
      Preferred Units                            4,700        4,700
       4,700         4,700            -
      Old Common Units                           5,250        5,250
       5,250         5,250            -
      Common Units                                  -            -
           -             -          4,950

Balance Sheet Data (at end of period):
   Net property, plant and equipment         $  99,753     $106,032
   $ 110,884     $ 104,837     $  99,554
   Total assets                                146,156      138,562
     146,552       138,306       139,716
   Long-term debt (including current
      maturities) <F6>                          44,100       50,383
      58,890        56,500        56,933
   Equity                                       55,773       50,020
      44,630        36,013        29,598

Operating Data (BPD):
   Refinery
      Crude oil throughput                      32,765       32,215
      30,483        29,806        32,555
      Products refined                          32,703       31,883
      29,815        29,031        31,681
   Products System
      Transportation volumes                    13,147       12,719
      13,722        15,585        13,509
   Crude Gathering System
      Crude oil gathered                        68,827       77,875
      74,676        66,869        58,775

<F1>
Other net for the year ended December 31, 1992 includes a settlement with the Oklahoma Tax Commission of ($1,133,000).
<F2>
Credit and loan fees include costs associated with the restructuring of $873,000 and $1,064,000 for 1995 and 1996, respectively.
<F3>
This is the cumulative effect on prior years of the change in accounting method for inventory from the First-in/First-out method to the Last-in/First-out method.
<F4>
Cash distributions are paid in the quarter immediately succeeding the quarter for which they are declared. For additional information regarding the Partnership's cash distributions, see "Item 5. Market for Partnership's Preferred Units, Common Units and Related Unitholder Matters."
<F5>
On December 31, 1996 after the market closed, the Preferred Units were converted to Common Units on a one-for-one basis.
At the same time, the Old Common Units were converted to Common Units on a one-for-twenty-one reverse unit split. The
"Before Conversion" section reflects the per unit information based on both the outstanding Preferred Units and Old Common
Units, whereas the "After Conversion" section reflects the pro forma per unit information based on the outstanding Common
Units.  (See "Submission of Matters to a Vote of Security
Holders.")
<F6>
At December 31, 1992, 1993, 1994, 1995, and 1996 current maturities were $10,000,000, $300,000, $6,626,000, $3,447,000 and
$6,516,000, respectively.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                      Results of Operations

General

     The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

     The Partnership's operating results depend principally on the rate of utilization of the Refinery, the margins between the prices of its refined petroleum products and the cost of crude oil, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. Higher Refinery utilization allows the Partnership to spread its fixed costs across more barrels, thereby lowering the fixed costs per barrel of crude oil processed. The refining business is highly competitive, and the Partnership's margins are significantly impacted by general industry margins. Industry margins are determined by a variety of regional, national, and global trends, including oil prices, weather, and economic conditions, among other things. The Refinery's military aviation fuel prices are influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affect the price of kerosene.

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

     In addition, starting in 1995, the intrasystem pricing of crude oil between the Refinery and the Crude Gathering System is based on a spot price above posting for such crude oil. An increase in the spot price above posting for crude oil will have a negative impact on the Refinery and have a positive impact on the Crude Gathering System. On the other hand, a decrease in the spot price above posting for crude oil will have a positive impact on the Refinery and a negative impact on the Crude Gathering System. During 1996, the average spot price above posting for crude oil was $2.46 for the year ended December 31, 1996 compared to $1.84 for the year ended December 31, 1995; thus, negatively affecting the Refinery and positively affecting the Crude Gathering System.

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, excluding depreciation, in addition to operating income which is after depreciation. Operating income, excluding depreciation, measures the Partnership's ability to generate and sustain working capital and ultimately cash flows from operations. However, such measure is before debt service, so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance are barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expenses per barrel, excluding depreciation.

Year ended December 31, 1996 compared with year ended
December 31, 1995

     GENERAL. Net loss for the year ended December 31, 1996 decreased to $6.4 million as compared to $8.6 million for the year ended December 31, 1995. The improvement was a result of improved operations and lower non-operating expenses. Non-operating expenses decreased $834,000 for the year ended December 31, 1996 over the same period in 1995 due primarily to decreased interest expense and credit and loan fees. Of the decrease, $767,000 is related to lower interest expense which is attributable to a lower average prime rate in 1996 compared to the 1995 average and the lowered interest rates in the new credit agreement. Also, the credit and loan fees for the year ended December 31, 1996 have been reduced by a one-time nonrecurring reversal of an accrual for facility fees of $534,000 for periods prior to 1996 compared to a $234,000 reversal in 1995 for periods prior to 1995. Such fees were eliminated by the Partnership's principal creditors concurrent with the amendments to the credit agreements in November, 1996 and August, 1995. For the year ended December 31, 1996, the Partnership expensed $1.1 million related to the restructuring compared to $873,000 for the same period in 1995. Depreciation expense was $7.0 million for both the years ended December 31, 1996 and 1995.

     Operating income for the year ended December 31, 1996 increased to $1.3 million as compared to an operating loss of $92,000 for the year ended December 31, 1995. The improved results for the year ended December 31, 1996 were due to significantly stronger crude gathering margins resulting from the higher spot price above posting for crude oil. This was partially offset by weak refining margins. Operating income, excluding depreciation, increased for the year ended December 31, 1996 to $8.3 million as compared to $6.9 million for the year ended December 31, 1995.

     REFINERY AND PRODUCTS SYSTEM. Operating loss for the Refinery and Products System was $7.7 million for the year ended December 31, 1996 compared to an operating loss of $3.9 million for the year ended December 31, 1995. Depreciation expense for the Refinery and Products System was $5.0 million for both the year ended December 31, 1996 and for the year ended December 31, 1995. Operating loss, excluding depreciation, of the Refinery and Products System was $2.7 million for the year ended December 31, 1996 compared to operating income, excluding depreciation, of $1.1 million for the year ended December 31, 1995.

     Operating loss for the Refinery alone was $8.9 million for the year ended December 31, 1996 compared to an operating loss of $5.6 million for the same period in 1995. Depreciation expense for the Refinery was $4.1 million for both the year ended December 31, 1996 and for the year ended December 31, 1995. Operating loss, excluding depreciation, of the Refinery alone was $4.8 million for the year ended December 31, 1996 compared to operating loss, excluding depreciation, of $1.5 million for the year ended December 31, 1995.

     Refinery gross margin per barrel was $1.09 for the year ended December 31, 1996 compared to $1.42 for the year ended December 31, 1995. The decrease in the gross margin reflects the increased spot price above posting for crude oil, the decreased margin on the military aviation fuel sold to the government under the contract that began April 1, 1996, and the increased residuum yield experienced in 1996. The increased residuum yield negatively affects the Partnership since the value of residuum is substantially lower than other refined products that the Partnership sells. The residuum increased in 1996 as a result of the Refinery running a slightly heavier slate of crude. Towards the end of 1996, the Partnership began running a lighter slate of crude which has resulted in a decreased residuum yield. Refinery throughput averaged 32,555 BPD during the year ended December 31, 1996 compared to 29,806 BPD for the year ended December 31, 1995. The Partnership was able to operate the refinery at a higher throughput for the year ended December 31, 1996 due to the new gas oil contract signed in early 1996. Operating expenses per barrel, excluding depreciation, increased to $1.09 for the year ended December 31, 1996 from $1.07 for the year ended December 31, 1995 due to increased utility costs and maintenance costs during 1996.

     Operating income for the Products System decreased to $1.2 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995. Depreciation expense for the Products System increased to $880,000 for the year ended December 31, 1996 from $874,000 for the year ended December 31, 1995. Operating income, excluding depreciation, for the Products System decreased to $2.1 million for the year ended December 31, 1996 from $2.6 million for the year ended December 31, 1995 resulting from decreased transportation volumes. Transportation volumes decreased to 13,509 BPD for the year ended December 31, 1996 from 15,585 BPD for the year ended December 31, 1995.

     CRUDE GATHERING SYSTEM.  Operating income for the Crude
Gathering System was $8.9 million for the year ended December 31, 1996 compared to $3.8 million for the year ended December 31, 1995.

Depreciation expense for the Crude Gathering System decreased to $2.0 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995. Operating income, excluding depreciation, for the Crude Gathering System increased to $10.9 million for the year ended December 31, 1996 from $5.8 million for the year ended December 31, 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 58,775 BPD for the year ended December 31, 1996 from 66,869 BPD for the year ended December 31, 1995. For the year ended December 31, 1996, net margin increased to $0.42 per barrel from $0.15 per barrel for the year ended December 31, 1995 resulting from the higher spot price above posting for crude oil for the year ended December 31, 1996.


Year ended December 31, 1995 compared with year ended
December 31, 1994

     GENERAL. Net loss for the year ended December 31, 1995 increased to $8.6 million as compared to $5.4 million for the year ended December 31, 1994. Non-operating expenses increased for the year ended December 31, 1995 due to increased interest expense and credit and loan fees of $1.9 million over the same period in 1994. Of the increase, $1.4 million is related to increased interest costs which are attributable to a higher average prime rate in 1995 compared to the 1994 average and the debt related to the purchase of Diamond Shamrock's pipeline. In addition, the Partnership incurred $873,000 in expenses associated with a proposed restructuring. The credit and loan fees for the year ended December 31, 1995 have been reduced by a one-time nonrecurring reversal of an accrual for facility fees of $234,000 for periods prior to 1995. Such fees were eliminated by the Partnership's principal creditors concurrent with the amendment to the credit agreement in August, 1995. Depreciation expense increased to $7.0 million for the year ended December 31, 1995 from $6.5 million for the year ended December 31, 1994 as a result of the Texas Plains System acquisition.

     Operating loss for the year ended December 31, 1995 decreased to $92,000 as compared to operating income of $1.4 million for the year ended December 31, 1994. The results for the year ended December 31, 1995 were lower due to weak refining margins in the first quarter of 1995 and higher depreciation expense for the Crude Gathering System which was partially offset by a $785,000 reduction in marketing, general and administrative expenses in 1995. Marketing, general and administrative expenses declined due to the relocation of the corporate offices in late 1994 and reduced professional fees in 1995. Operating income, excluding depreciation, decreased for the year ended December 31, 1995 to $6.9 million as compared to $8.0 million for the year ended December 31, 1994.

     REFINERY AND PRODUCTS SYSTEM. Operating loss for the Refinery and Products System was $3.9 million for the year ended December 31, 1995 compared to an operating loss of $1.6 million for the year ended December 31, 1994. Depreciation expense for the Refinery and Products System increased to $5.0 million for the year ended December 31, 1995 from $4.9 million for the year ended December 31, 1994. Operating income, excluding depreciation, of the Refinery and Products System was $1.1 million for the year ended December 31, 1995 compared to $3.3 million for the year ended December 31, 1994.

     Operating loss for the Refinery alone was $5.6 million for the year ended December 31, 1995 compared to an operating loss of $2.9 million for the same period in 1994. The weak first quarter of 1995 caused average refining margins to be lower in 1995 than those realized in 1994, but 1995 margins improved significantly throughout the remainder of 1995. Depreciation expense for the Refinery was $4.1 million for both the year ended December 31, 1995 and for the year ended December 31, 1994. Operating loss, excluding depreciation, of the Refinery alone decreased to $1.5 million for the year ended December 31, 1995 compared to operating income of $1.2 million for the year ended December 31, 1994.

     Refinery gross margin per barrel was $1.42 for the year ended December 31, 1995 compared to $1.85 for the year ended December 31, 1994. The decrease in the gross margin reflects the weaker products margins for the Partnership in the first quarter of 1995 compared to the first quarter of 1994. Refinery throughput averaged 29,806 BPD during the year ended December 31, 1995 compared to 30,483 BPD for the year ended December 31, 1994. Operating expenses per barrel, excluding depreciation, decreased to $1.07 for the year ended December 31, 1995 from $1.25 for the year ended December 31, 1994 due to lower utility costs, environmental compliance, and maintenance costs during 1995.

     Operating income for the Products System increased to $1.7 million for the year ended December 31, 1995 compared to $1.3 million for the year ended December 31, 1994. Depreciation expense for the Products System increased to $874,000 for the year ended December 31, 1995 from $848,000 for the year ended December 31, 1994. Operating income, excluding depreciation, for the Products System increased to $2.6 million for the year ended December 31, 1995 from $2.1 million for the year ended December 31, 1994 resulting from increased transportation volumes and lower operating expenses. Transportation volumes increased to 15,585 BPD for the year ended December 31, 1995 from 13,722 BPD for the year ended December 31, 1994.

     CRUDE GATHERING SYSTEM.  Operating income for the Crude
Gathering System was $3.8 million for the year ended December 31, 1995 compared to $3.0 million for the year ended December 31, 1994.

Depreciation expense for the Crude Gathering System increased to $2.1 million for the year ended December 31, 1995 from $1.6 million for the year ended December 31, 1994 reflecting the acquisition of the Texas Plains System. Operating income, excluding depreciation, for the Crude Gathering System increased to $5.8 million for the year ended December 31, 1995 from $4.7 million for the year ended December 31, 1994. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 66,869 BPD for the year ended December 31, 1995 from 74,676 BPD for the year ended December 31, 1994. For the year ended December 31, 1995, net margin increased to $0.15 per barrel from $0.11 per barrel for the year ended December 31, 1994.


Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory requirements, industry trends, price of crude oil, inventory prices, and seasonality and weather. The Managing General Partner expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed is not intended to represent their relative significance.

     ENVIRONMENTAL COMPLIANCE. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. In response to environmental regulations that became effective in October 1993, the Partnership constructed a DDU at the Refinery that permits the Refinery to reduce the sulfur content of highway use diesel fuel. See "Business and Properties -- Environmental Matters." In addition, the Partnership plans to spend approximately $957,000 in 1997, 1998 and 1999 on several projects to maintain compliance with various other environmental requirements including $400,000 for a sewer system upgrade.

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

     In early 1993, the United States Environment Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of a compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement an adequate ground water monitoring program. The Partnership has agreed to settle the complaint for $92,000 in penalties payable in three installments with the last payment due in 1999.

     OTHER REGULATORY REQUIREMENTS. The Partnership is subject to the rules and regulations of Occupational Safety and Health
Administration, Texas Air Control Board, Texas Railroad Commission, and Texas Water Commission.

     INDUSTRY TRENDS AND PRICE OF CRUDE OIL. Industry trends and the price of crude oil will continue to affect the Partnership's business. In the last three years, the posting price for WTI crude oil has varied from approximately $12.25 to $24.75 per barrel. While refined products are generally sold at a margin above crude oil prices, fluctuations in the price of crude oil can have a significant short-term effect on refining margins because there is usually a lag in the movement of product prices, both up and down, in relation to the movement of crude oil prices. The general level of crude oil prices can also have a significant effect on the margins in the crude gathering business. Margins in the Crude Gathering System generally tend to be influenced by competition and the general price level of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges are slightly less competitive when higher crude oil prices result in increased exploration and development. Conversely, when oil prices decrease, margins on the resale of crude oil and transportation charges generally tend to decrease.

     INVENTORY PRICES. In 1993, the Partnership adopted the last-in/first-out (LIFO) method of determining inventory values. LIFO minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. The LIFO method is the predominant method used in the refining industry.

     SEASONALITY AND WEATHER. Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. As a result, margins for gasoline tend to be higher in the summer months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north. Additionally, diesel fuel prices tend to increase during the winter months when refiners divert heating fuels to northern areas. During unseasonably warm winters, as was experienced in the first quarter of 1995, diesel prices do not trend up as in colder, longer winters. The Refinery's military aviation fuel prices are influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affect the price of kerosene.

     OTHER FACTORS. The Partnership has entered into five exchange agreements and three sales agreements with major oil companies in the Abilene, San Angelo and Aledo markets. These exchange agreements have allowed Pride to expand into Amarillo, Texas, El Paso, Texas, Lubbock, Texas, Midland/Odessa, Texas, and Wichita Falls, Texas without incurring transportation costs to these cities.
     In January of 1996, the Partnership signed a three year contract with Diamond Shamrock to supply it with vacuum gas oil for use in its refining operations. The new contract is for higher volumes of vacuum gas oil than the previous contract thus allowing the Partnership to operate its refinery at a higher throughput level.

     The United States Government awarded the Partnership the right to supply 103,007,000 gallons of military aviation fuel for the contract period beginning April 1, 1997 and ending March 31, 1998. The award, which is at slightly higher prices than the prior contract, is for deliveries to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Fort Hood Military Installation in Killeen, Texas, Naval Air Station Dallas in Dallas, Texas, Tinker Air Force Base in Oklahoma City, Oklahoma, Naval Air Station Fort Worth, E-Systems in Greenville, Texas, and AASF in Dallas, Texas.

                       Financial Condition

Inflation

     The Partnership's operations would be adversely impacted by significant, sustained increases in crude oil and other energy prices. Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of products sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains inventory in the amount of approximately 14 to 20 days of sales. The Partnership generally pays for crude oil feedstock on the 20th of the month following the month in which it is received. As a result, the Partnership's operating cycle is such that it generally receives cash for the refined products on a basis roughly equal to the average terms on which it pays for the crude oil feedstock. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

     The Partnership's credit facility was amended and restated on August 13, 1996. On March 31, 1997, the Partnership's credit facility was amended to extend the maturity date to January 1, 1998. Under the credit facility at December 31, 1996, the Partnership had a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45.0 million standby letter of credit facility for the purchase of crude oil ("Facility B"). On February 25, 1997, at the request of management, the credit agreement was amended and the amount available under Facility B was reduced to $42.5 million in exchange for an incremental $2.5 million of availability on an uncommitted line of credit. The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $44.8 million, respectively, in outstanding standby letters of credit at December 31, 1996. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $6.3 million outstanding under the Special LC Facility as of December 31, 1996. As a result of the decline in crude oil prices in the first two months of 1997 and management's expectations for lower average crude oil prices for the remainder of the year compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     Under the credit facility prior to its amendment in August 1996, the Partnership had available to it a revolving line of credit of $8.0 million ("Revolver") and a $45.0 million term loan. Under the amended facility, the Partnership still had an $8.0 million revolving line of credit (the "New Revolver") and a $45.0 million term loan (the "Term Loan"). However, when the Amendments to recapitalize the Partnership were adopted effective December 31, 1996, the lenders under the credit facility reduced the Term Loan's existing outstanding balance of $41.8 million to $25.0 million (as reduced, the "New Term Loan") in exchange for the issuance by the Partnership to the bank lenders of a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). At December 31, 1996, the balances outstanding on the New Revolver, New Term Loan and the Senior Secured Notes were $5.1 million, $25.0 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the New Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $360,000 of the New Term Loan as current as of December 31, 1996.

     Advances under the New Revolver and New Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/4% as of December 31, 1996. Under the prior credit facility, the Term Loan was subject to a facility fee of approximately 5% per annum commencing January 1, 1996. This fee was forgiven in connection with the adoption of the Amendments. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Under certain circumstances, the Senior Secured Notes are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as long-term as of December 31, 1996.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty.

     Advances under the New Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at December 31, 1996 has been included in the current portion of long-term debt. Subsequent to December 31, 1996, the credit agreement was amended to provide a $12.0 million revolving line of credit ("Revised Revolver"). A total of $8.5 million of the Revised Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility A.
Subject to the borrowing base on $8.5 million of the Revised Revolver, the Partnership may borrow any amounts previously repaid.

The remaining $3.5 million of the Revised Revolver does not require a borrowing base and, accordingly, is available at all times. The Partnership may borrow any amounts previously repaid under this portion of the Revised Revolver. The fee for the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

     Prior to the March 31, 1997 amendment of the credit facility, it included an uncommitted line of credit ("Uncommitted Line"). On February 25, 1997, the Uncommitted Line was increased from $2.5 million to $5.0 million as a result of losses generated in the fourth quarter of 1996 and January 1997 and due to a decline in inventory values, both of which negatively affected the Partnership's borrowing base for purposes of advances under the New Revolver. On March 31, 1997, the revolving facility was increased $4.0 million and the Uncommitted Line was eliminated. Advances under the Uncommitted Line were made solely at the lenders' discretion and bore interest at the prime rate plus 4%. The Uncommitted Line was required to be completely paid off for fifteen consecutive days each month. There were no advances under the Uncommitted Line at December 31, 1996.

     During the year ended December 31, 1996, the Partnership had drawn up to approximately $7.3 million on the Revolver and New Revolver (collectively, the "Revolvers") and $2.0 million on the Uncommitted Line. The weighted average amount outstanding under the Revolvers and Uncommitted Line was approximately $1.1 million and $21,000, respectively. The weighted average interest rate during the 1996 period for these facilities was approximately 10.5
percent.   During the year ended December 31, 1995, the Partnership
had drawn up to approximately $5.8 million on the Revolver and $2.0 million on the Uncommitted Line; the weighted average amount outstanding under the Revolver and Uncommitted Line was approximately $2.5 million and $50,000, respectively. The weighted average interest rate during the 1995 period for these facilities was approximately 10.8 percent.

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 1%. The prime rate was 8 and 1/4% at December 31, 1996. The loans mature January 1, 1998.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.8 million at December 31, 1996, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, which owns 50% of the Texas Plains System, are pledged as collateral. Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $104,000 at December 31, 1996.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $373,000 as of December 31, 1996. The note matures January 9, 2000. The Partnership has classified $17,000 of the note as current as of December 31, 1996.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.4 million as of December 31, 1996. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 7.0% as of December 31, 1996. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified $951,000 of the note as current as of December 31, 1996.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. For the year ended December 31, 1996, cash was provided by increases in accounts payable (resulting from higher crude oil prices). This was partially offset by an increase in inventory (resulting from an increase of volumes on hand) and increases in accounts receivable (resulting from the higher crude oil prices and refined product prices). For the year ended December 31, 1995, cash was provided by the reduction in inventories (resulting from the liquidation of volumes on hand), decrease in accounts receivable and increase in accounts payable. For the year ended December 31, 1994, cash was used for inventories (resulting from the increase in the price of crude oil purchased to replace existing volumes) and increases in accounts receivable.

     The Partnership's operations have generated losses in each of the last six years, current ratios of less than one to one in each of the last four years and a net use of cash from operations in 1994. These financial results are primarily a result of depressed refining margins along with increasing depreciation expense and interest expense and related fees through 1995. Crude gathering volumes have decreased in each of the last three years. The net loss for the year ended December 31, 1996 was smaller than in 1995 as a result of stronger crude gathering margins; this was partially offset by weak refining margins during 1996. Under the new jet fuel contract with the U. S. Government which begins on April 1, 1997 and ends on March 31, 1998, the Partnership will supply approximately 2.5% less military aviation fuel than it supplied under the previous contract; however, the prices awarded compared to the base reference price net of transportation under this contract have improved approximately 0.9 cents per gallon from the prices in the previous contract, which will more than offset the impact of the reduced volumes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors." The move of the Partnership's corporate offices has resulted in a cost reduction since the beginning of 1995. Also, during 1995, certain initiatives were taken to reduce crude gathering costs. Interest expense and related fees began to decline in 1996.

     The Partnership's return to profitability is principally dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. However, the return to profitability could be affected if refined products are brought into West Texas from the Gulf Coast via pipeline by a competitor. See "Business and Properties - Markets and Competition". The Partnership's long-term viability is dependent upon its effecting a restructuring and
recapitalization.   Although no assurances can be given, management
believes the extension of the existing facility to January 1, 1998 alleviates short-term threats to the liquidity of the Partnership. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, Management is also reviewing other strategic alternatives, including redeployment of its operating assets, possible asset sales and alliances with other companies.

     The most significant and urgent need of the Partnership is to effect a restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first of three phases ("Phase One") which called for the execution of documents with the banks' lenders. Phase Two ("Phase Two") was completed effective December 31, 1996 when the Unitholders adopted amendments to the Partnership Agreement. The amendment included the conversion of the outstanding Preferred Units and Old Common Units into Common Units and the cancellation of all preferred and common unit arrearages. See "Business and Properties - General." As part of Phase Two, the banks converted a portion of their Term Loan into Senior Secured Notes, lowered certain interest rates and credit and loan fees and extended the maturity. In phase three ("Phase Three"), the Partnership plans to refinance with additional third party creditors the letter of credit facility, the Revolver, the Term Loan and a portion of the Senior Secured Notes. The portion of Note B and Note C of the Senior Secured Notes not refinanced would automatically convert to a preferred convertible equity security. During 1996 and 1995, the Partnership expensed $1.1 million and $873,000, respectively, related to the restructuring of the Limited Partnership Agreement and its credit facility and recapitalization. On March 31, 1997, the Partnership reached an agreement with the bank lenders whereby they agreed to extend the maturity date of the credit facility to January 1, 1998, waive non-compliance with certain restrictive covenants and amend certain restrictive covenants thereafter. In addition, the bank lenders increased the revolving line of credit $4.0 million and eliminated the $5.0 million Uncommitted Line. In exchange for such amendments, the Partnership agreed to pay $80,000.

     The Managing General Partner had originally hoped to complete Phase Three by the end of the first quarter of 1997. The Managing General Partner and its advisors, with the concurrence of the bank lenders, concluded that conditions were not optimal to pursue the Phase Three financing as originally contemplated. At this time, the Managing General Partner cannot predict when, or if, Phase Three will be completed. If the Partnership is successful in arranging a complete restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lower interest expense. However, if the Partnership fails to complete Phase Three, it will have to pursue other means of effecting a restructuring and recapitalization, including redeployment of assets, asset sales and strategic alliances, prior to the maturity of its credit facility on January 1, 1998.

Capital Expenditures

     Maintenance capital expenditures additions totaled $1.9
million for the year ended December 31, 1996 compared to $1.2 million for the year ended December 31, 1995.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Partnership, together with the report thereon of Ernst & Young LLP, appear on pages F-2 through F-14 of this report. See the Index to Financial Statements on page
F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None.
                            PART III

Item 10. Directors and Executive Officers of the Partnership

     Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 1996 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     68     Chairman of the Board

Brad Stephens         46     Chief Executive Officer, Treasurer,
                             and Director

D. Wayne Malone       53     President, Chief Operating Officer
                             and Director

Douglas Y. Bech       51     Director

Clark Johnson         51     Director

Robert Rice           74     Director

Craig Sincock         44     Director

Dave Caddell          47     Vice President and General Counsel

George Percival       37     Chief Financial Officer

Judy Sharrow          37     Secretary


     E. Peter Corcoran. Mr. Corcoran served as a director of Pride Pipeline Company, an affiliate of the Partnership, from 1985 to 1990 and became a director of the Managing General Partner in 1990.

In March 1994, he became Chairman. In 1991, Mr. Corcoran retired from Lazard Freres & Co., having been a limited partner thereof since 1983 and a general partner from 1968 until 1983. Mr.
Corcoran serves as a member of the Audit and Conflicts Committee of the Board of Directors of the Managing General Partner.

     Brad Stephens. Mr. Stephens served as Vice President of one of the predecessor companies of the Partnership ("Predecessor Companies") from 1988 until June 1989, when he became Executive Vice President and Chief Financial Officer. In March 1994, he became Chief Executive Officer. Prior to 1988, Mr. Stephens was President of Independent Bankshares and First State Bank of Abilene, where he had been employed since 1978. Mr. Stephens is a Certified Public Accountant and prior to 1978, he was employed by the accounting firm of Deloitte Haskins & Sells.

     D. Wayne Malone. Mr. Malone has been associated with the Predecessor Companies since 1979 and has been an officer, director, and shareholder of the various companies since 1981. Mr. Malone became President of Pride Pipeline Company in 1980, President of Pride Marketing of Texas, Inc. in 1984 in charge of retail, wholesale, and aviation fuel sales, and President of a predecessor of Pride SGP in March 1988, adding the responsibilities of refining and product trucking. Mr. Malone also served as President of Carswell Pipeline Company. In March 1994, he became President and Chief Operating Officer.

     Douglas Y. Bech. Mr. Bech became a director of the Managing General Partner in 1993. He is a partner in the Houston office of Akin, Gump, Strauss, Hauer & Feld, L.L.P. and a managing director of Raintree Capital Company, L.L.C., a merchant banking firm.
Prior to joining the law firm in October, 1994, he was a partner in the Houston office of Gardere & Wynne, L.L.P. From 1970 to 1993, he was associated with and a senior partner of the law firm of Andrews & Kurth, L.L.P. Mr. Bech is also a director of Wainoco Oil Corporation and Jetfax, Inc. Mr. Bech serves as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

     Clark Johnson. Mr. Johnson became a director of the Managing General Partner in 1993. He is President and CEO of Frontier Oil Corporation, a refining and marketing company which is a subsidiary of Wainoco Oil Corporation. He also serves as Senior Vice President of Wainoco Oil. Prior to those positions, he held the positions of Executive Vice President and Chief Operations Officer of Kerr-McGee Refining Corporation, and senior management positions with Coastal Corporation and Tenneco Oil Company. Mr. Johnson serves as a member of the Audit and Conflicts Committee and as Chairman of the Compensation Committee of the Managing General Partner.

     Robert Rice. Mr. Rice became a director of the Managing General Partner in 1990. He is an independent investor and corporate director. He is Chairman of First Olsen Tankers, Ltd., a director of ATCO Ltd., Hvide Marine Corporation and several other corporations. Mr. Rice serves as Chairman of the Audit and Conflicts Committee and as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

     Craig Sincock. Mr. Sincock became a director of the Managing General Partner in February, 1994. He is President and a director of Avfuel Corporation, a privately held corporation and independent supplier of aviation fuel headquartered in Ann Arbor, Michigan. He has been associated with Avfuel Corporation since the early 1980's and is an active real estate investor. Mr. Sincock serves as a member of the Audit and Conflicts Committee of the Board of Directors of the Managing General Partner.

     Dave Caddell. Mr. Caddell is Vice President and General Counsel. He practiced general corporate law from November, 1992 to March, 1994. Previously, he served as Vice President and General Counsel of the Predecessor Companies and the Partnership from 1985 to October, 1992.

     George Percival. Mr. Percival, a Certified Public Accountant, came to the Partnership in June, 1990, and has served as Chief Financial Officer since August of 1994. Prior to joining the Partnership, he was with Computer Language Research (d.b.a. Fast-
Tax), where he had been the Senior Tax Manager since 1987. Prior to that he was employed by the accounting firms of Coopers & Lybrand (1984 to 1987), and Fox and Company (1981 to 1984).

     Judy Sharrow. Ms. Sharrow has served as Secretary of the Managing General Partner since October 1992. In addition, she is
Manager of Investor Relations for the Partnership. Ms. Sharrow has been associated with the Predecessor Companies since 1983.

Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 1996, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under "Officers' Compensation" is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership. Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units.

     Effective December 31, 1996, the special participation interest of the Special General Partner and the incentive interests of the Managing General Partner were eliminated as a result of the adoption of the Second Amended and Restated Agreement of Limited Partnership. For the year ended December 31, 1996, the Special General Partner did not receive any distributions in respect of the Old Common Units or its special participation interest in the Partnership and the Managing General Partner has not received any distributions attributable to its incentive interests in the
Partnership.    The Partnership reimburses the General Partners for
all their direct and indirect costs (including general and administrative costs) allocable to the Partnership.

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 1996 by the Partnership to the executive officers of the Managing General
Partner:
(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE
                                                              Unit
                                                         Appreciation   All Other
                           Year    Salary       Bonus     Rights <F7>
Compensation<F1>
                           ----   --------     -------   ------------
------------
Brad Stephens <F2>         1996   $225,000     $   -         70,000       $ 8,500
Chief Executive Officer    1995    242,000<F6>     -           -            8,000
                           1994    185,000         -           -            8,000

D. Wayne Malone <F2>       1996    225,000         -         70,000         8,500
Chief Operating Officer    1995    242,000<F6>     -           -            8,000
                           1994    185,000         -           -            8,000

Dave Caddell <F3>          1996    165,000         -         40,000         7,300
Vice President/General     1995    178,000<F6>     -           -            7,000
Counsel                    1994    104,000         -           -            6,000

Robert Cagle <F4>          1996    114,500      27,500         -               -
Vice President-Refining    1995    130,000       6,000         -            5,000
                           1994     50,000         -           -           37,000

George Percival <F5>       1996    100,000      20,000       20,000         4,200
Chief Financial Officer    1995    100,000      15,000         -            5,000
                           1994     93,000      10,400         -            4,000

<F1>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer and reimbursement of income taxes on certain perquisites with the exception of Mr. Cagle in
1994. For Mr. Cagle, this column in 1994 also includes $35,000 for reimbursement of costs associated with his relocation. See "-Benefit Plans - Section 401(k) Plan" below.
<F2>
Prior to March, 1994, Messrs. Stephens and Malone held the position of Office of the
President.
<F3>
Mr. Caddell was elected Vice President and General Counsel in March, 1994, a position he had previously held up until October 1992.
<F4>
Mr. Cagle joined the Partnership in August 1994 as Vice President-Refining. Mr. Cagle resigned in October 1996.
<F5>
Prior to August 1994, Mr. Percival served as Manager of Finance.
<F6>
Messrs. Stephens, Malone and Caddell received a salary increase on August 1, 1994, from the
Board of Directors, but chose to defer such increase. Such deferred amounts were paid in
1995.
<F7>
The Partnership implemented a Unit Appreciation Rights Plan under which certain key employees of the Partnership received unit appreciation rights ("UARs"). This column represents the number of UARs granted to each of the officers listed in the table. See "-(c) Benefit Plans
- Unit Appreciation Rights".

/TABLE

     (c) Benefit Plans. In order to attract, retain and motivate officers and other employees who provide administrative and managerial services, the Partnership provides incentives for key executives and middle managers employed by the Partnership through an Annual Incentive Plan. The Plan provides for certain key executives to share in a bonus pool which varies in size with the Partnership's operating income plus depreciation, calculated after bonus accrual, after payments under the Partnership's unit appreciation plan, and after proceeds of litigation, to the extent not otherwise included in operating income ("Cash Flow"). Provided that Cash Flow exceeds $10 million, the key executive bonus pool includes 8% of an amount equal to the Partnership's first $2 million of Cash Flow in excess of $10 million, plus 12% of the next $4 million of Cash Flow, plus 15% of any Cash Flow in excess of $16 million. The bonus pool for middle managers consists of up to 4% of Cash Flow, provided that Cash Flow exceeds $8 million.

     Unit Appreciation Rights. During 1996, the Partnership implemented a Unit Appreciation Rights Plan under which certain key employees of the Partnership receive UARs, which entitle such key employees, upon exercise of such rights, to either receive cash or Common Units equal to the difference in the market price of the units on the exercise date and the market price of the units on the date on which such UARs were granted. It is anticipated that UARs aggregating approximately 10% of the total units will be reserved for issuance to key employees. However, no Common Units are expected to be issued under this plan. The employees to whom awards are made and the number of UARs awarded are subject to the discretion of the board of directors of the Managing General Partner.

     On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 UARs at a grant price of $3.75 per unit. Since the fair market value of the UARs did not exceed the grant price at December 31, 1996, no compensation expense has been accrued.
(This page should be printed on 11x8.5" paper)


                             UNIT APPRECIATION RIGHTS ("UARs")
                                GRANTS IN LAST FISCAL YEAR

                                                                      Potential
                                                                  Realizable Value
                                                                      at Assumed
                                                                   Annual Rates
of
                                                               Unit Price
Appreciation
                    Individual Grants                                for UAR
Term<F1>
______________________________________________________________
______________________

                             % of Total
                                UARs
                             Granted to
                     UARs    Employees     Grant
                   Granted   In Fiscal     Price    Expiration
Name                 (#)       Year       ($/Unit)     Date      5%($)    10%($)

_______________    _______   __________   ________  __________ ________  _________
Brad Stephens      70,000       24%       $  3.75    12/09/06   $27,000   $ 55,000

D. Wayne Malone    70,000       24%          3.75    12/09/06    27,000     55,000

Dave Caddell       40,000       14%          3.75    12/09/06    15,000     32,000

George Percival    20,000        7%          3.75    12/09/06     8,000     16,000


<F1>
Assumes Messrs. Stephens, Malone, Caddell and Percival exercised such UARs at the end of two years when they become fully vested. The plan allows an individual the right to exercise such UARs at any time after becoming fully vested through the year 2006.

/TABLE

As of December 31, 1996, one-third of the officer and employee UARs could be exercised, however, none were exercised. The rights will fully vest on December 31, 1998.

     A one-time award was made in 1996 to non-employee directors. As of December 31, 1996, five directors had been awarded a total of 70,000 UARs at a grant price of $3.75 which will fully vest on December 31, 1997. At December 31, 1996, one-half of the non-employee directors' UARs could be exercised, however, none were exercised.

     Section 401(k) Plan.  Participants in the Partnership's
Section 401(k) Plan (formerly the Employees' Pension Plan) may make contributions to such plan in amounts ranging from 1% to 15% of their salary. The Partnership will make mandatory contributions each year in an amount equal to 3% of compensation and will match dollar for dollar up to 3% of an employee's contribution depending on the Partnership's cash flow for such year. The employee's contribution to the plan may not exceed $9,500 in 1996. The Partnership's contributions under the Section 401(k) Plan will vest over a seven-year period, subject to immediate vesting upon retirement. The Summary Officers' Compensation Table above includes amounts contributed to the plan by the Partnership on behalf of the five most highly compensated executive officers in the column titled "All Other Compensation."

     The Partnership also has in effect, for the benefit of its employees, a Long-term Disability Plan, a Safety Incentive Plan,
Accidental Death and Dismemberment Insurance, Life Insurance, Group Hospitalization Insurance, Dental Plan, Cancer Plan, Medical
Reimbursement Plan and Dependent Care Plan.

     (d) Compensation of Directors. The Chairman of the Managing General Partner receives an annual retainer of $42,000, $2,000 for each board meeting attended and is reimbursed for travel and
lodging expenses incurred to attend board meetings.   Members of
the board of directors of the Managing General Partner receive an annual retainer of $12,000, $2,000 for each board meeting attended and are reimbursed for travel and lodging expenses incurred to attend board meetings. Directors have also received UARs as discussed under Benefit Plans.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

a)  Security Ownership of Certain Beneficial Owners as of
    February 28, 1997.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of February 28, 1997. All of such securities are held directly.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        James B. Stovell             930,000    18.8%
                    Mountain Lake
                    Lake Wales, FL   33859

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601


b)  Security Ownership of Management

     The following table sets forth certain information, as of February 28, 1997, concerning the beneficial ownership of Common Units by each director of the Managing General Partner and by all directors and officers of the Managing General Partner as a group.
                                               Percentage of
Name              Number of Common Units (1)       Class
____              ______________________       _____________

E. Peter Corcoran         64,100                    1.3%
Brad Stephens              1,100                    (2)
D. Wayne Malone            4,135                    (2)
Douglas Y. Bech              300                    (2)
Clark Johnson                 -                      -
Robert Rice                3,000                    (2)
Craig Sincock                 -                      -
Dave Caddell               1,000                     -
George Percival               -                      -
Judy Sharrow                  -                      -
                          ------                   -----
All directors and officers
as a group                73,635                    1.5%
(10 persons)


(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.

(2) Each of these directors of the Managing General Partners owned beneficially, as of February 28, 1997, less than 1% of the Common Units outstanding on such date.


Item 13. Certain Relationships and Related Transactions

     The Partnership is managed by the Managing General Partner pursuant to the Second Amended and Restated Agreement of Limited Partnership of the Partnership. See "Business and Properties - General" and "Executive Compensation - Compensation of the General Partners" for certain information related to compensation and reimbursement of the General Partners. The Special General Partner, Pride SGP, is beneficially owned approximately 18% by Mr. Schumacher (a past officer and director of the Managing General Partner), 10% by Mr. W.E. Rector (a business partner of
Mr. Schumacher), 9% by Mr. Malone, 7% by Mr. Stephens, 5% by Mr. T.
M. Broyles (a past officer of the Managing General Partner), 4% by Mr. Corcoran, 2% by Mr. Caddell, 34% by trusts established for the relatives of certain deceased members of management, and 11% by relatives of certain deceased members of management. The Managing General Partner is beneficially owned approximately 39% by Mr. Malone, 39% by Mr. Stephens, 16% by Mr. Caddell, and 6% by Mr. Corcoran. Mr. Schumacher retired as Chairman of the Managing General Partner as of March, 1994 at the age of 65.

     Effective March 30, 1990, the Partnership entered into an agreement with Pride SGP to lease certain pipeline segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services is currently estimated to be approximately $200,000 annually. In addition, the Partnership pays the taxes, insurance, etc. The Partnership also agreed to pay Pride SGP $0.20 per barrel additional rental on the Hearne to Comyn segment of the pipeline which was activated in August 1992. For the year ended December 31, 1996, the Partnership transported 8,658 BPD of high quality crude oil to the Refinery and 3,891 BPD to third parties on exchange through this pipeline. For the years ended December 31, 1996, 1995 and 1994, rentals accruing to Pride SGP were approximately $919,000, $873,000, and $1.1 million, respectively, for the lease of the pipeline. Between August 1995 and November 1996, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Approximately $1,201,000 and $351,000 are included in accounts payable at December 31, 1996 and December 31, 1995, respectively, related to unpaid rentals. The lease agreement with Pride SGP was not entered into on an arm's-length basis. The rent under the lease was determined based on the revenue generated from an expected throughput of 20,000 BPD. While management is not able to determine whether the terms of the agreement are comparable to those which could have been obtained by unaffiliated parties, management believes such terms are fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which, as discussed under "Business and Properties -- Partnership Operations and Products -- Crude Oil Gathering Operations," currently enables the Partnership to gather and transport a greater supply of high quality crude oil to the Refinery. In addition, management believes the value of the leased segment of the Comyn pipeline system has increased with the development of the Austin Chalk formation in South Central Texas and the increasing need for crude oil transportation in that area.


     The Partnership's right to use the leased segment of the pipeline originally extended until 2000. During 1992, the lease was amended, whereby at the Partnership's option, the lease may be extended through March 2013 as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days notice. The lease agreement was amended in early 1993 to provide that any time during the lease, the Partnership may, upon 30 days' notice to Pride SGP, purchase the Comyn pipeline for $10 million instead of the original $15 million purchase price.

     During the period from January 1, 1996 through July 19, 1996 and the years ended December 31, 1995 and 1994, the Partnership sold approximately $3.8 million, $4.0 million and $2.8 million, respectively, of refined product to Dunigan Fuels. Mike Dunigan was a minority shareholder of Dunigan Fuels and is also a beneficiary of two trusts that own stock in Pride SGP. On July 19, 1996, Dunigan Fuels was sold to a third party; therefore, Dunigan Fuels is no longer considered to be a related party to the Partnership. The Partnership had an accounts receivable balance from Dunigan Fuels of $267,000 for the year ended December 31, 1995.

     The Partnership utilizes a plane from time to time, as needed, on a per hour market rate basis from an entity controlled by Messrs. Malone and Stephens, officers of the Managing General Partner. Payments to this entity totaled approximately $62,000, $72,000 and $84,000 during 1996, 1995 and 1994, respectively.

     Through November 1994, the Partnership leased truck tractors from a company owned by the Estate of Jimmy Morris, a stockholder of Pride SGP, for approximately $6,000 to $8,000 per month. The Partnership also leases property from a relative of Mr. Stephens. Lease payments related to this property were approximately $36,000 in 1996, 1995, and 1994.

     Firms associated with Mr. Bech, a current director of the Managing General Partner, were paid $208,000, $155,000 and $17,000 for legal services during 1996, 1995 and 1994, respectively.

     At December 31, 1994, the Partnership had a $94,000 receivable from the Managing General Partner and a $126,000 payable to Pride SGP. These amounts were settled in January, 1995. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and 4.9% limited partner interest in the Partnership.

     The Partnership also has outstanding, two financing agreements with Pride SGP entered into on March 26, 1993 and September 7, 1995. Pride SGP made unsecured loans to the Partnership in the aggregate principal amount of $2.5 million, and they require the Partnership to pay interest only during the term of such loans. Such loans bear interest at prime plus 1%. The prime rate was 8 and 1/4% at December 31, 1996. The loans mature January 1, 1998 and were used to fund working capital. Beginning in the latter part of 1995, the Partnership ceased making interest payments on its notes payable to Pride SGP in accordance with an amendment to the then existing credit agreement. Accrued interest payable at December 31, 1996 and 1995 amounted to $320,000 and $68,000, respectively.

     In December, 1994, the General Partners and certain of Pride SGP's shareholders settled litigation with respect to Pride SGP's Shareholders Agreement between them and Mr. Robert J. Schumacher, the Managing General Partner's former Chairman of the Board. In return for settling all claims against him in such litigation, Mr. Schumacher was required to: (i) cancel promissory notes receivable from the Managing General Partner and the Partnership in the amounts of $106,000 and $300,000, respectively, and (ii) honor certain agreements made with respect to Pride SGP's Shareholders Agreement in 1993.

                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements and (2) Financial Statement
Schedules: See Index to Financial Statements on page F-1 for financial statements and financial statement schedules filed as a part of this Report.

     (3) Exhibits: See Index to Exhibits on page E-1 for a description of the exhibits filed as a part of this Report.

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 1996:

     NONE
                           SIGNATURES

     Pride Companies, L.P., pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE COMPANIES, L.P.
(Registrant)
By: Pride Refining, Inc.
    as Managing General Partner

By:     /Brad Stephens/
    Brad Stephens
    Chief Executive Officer, Treasurer, and Director



DATED:  March 31, 1997

                        POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brad Stephens and D. Wayne Malone and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

E. Peter Corcoran     Chairman and Director        March 31, 1997

Brad Stephens         Chief Executive Officer,     March 31, 1997
                      Treasurer, and Director

D. Wayne Malone       President, Chief Operating   March 31, 1997
                      Officer, and Director

Douglas Y. Bech       Director                     March 31, 1997

Clark Johnson         Director                     March 31, 1997

Robert Rice           Director                     March 31, 1997

Craig Sincock         Director                     March 31, 1997

Dave Caddell          Vice President and           March 31, 1997
                      General Counsel

George Percival       Chief Financial Officer      March 31, 1997
                      (Principal Financial Officer)

Judy Sharrow          Secretary                    March 31, 1997

Bob Lee               Controller (Principal        March 31, 1997
                      Accounting Officer)
        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors of the
   Managing General Partner

We have audited the accompanying balance sheets of Pride Companies, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

Fort Worth, Texas

February 19, 1997, except for
Note 4, as to which the date
is March 31, 1997

                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                  At December 31, 1996 and 1995
               (In thousands, except unit amounts)

                                             1996         1995
                                             ____         ____
ASSETS
CURRENT ASSETS
   Cash and cash equivalents               $     472    $     288
   Accounts receivable, less allowance
     for doubtful accounts of $142 and
     $187, respectively--Note 6               18,163       16,205
   Inventories--Note 2                        19,171       14,248
   Prepaid expenses                            1,286        1,606
                                            --------     --------
   TOTAL CURRENT ASSETS                       39,092       32,347

PROPERTY, PLANT AND EQUIPMENT, net--Note 3    99,554      104,837

OTHER ASSETS                                   1,070        1,122
                                            --------     --------
                                            $139,716     $138,306
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
   Accounts payable                         $ 33,517     $ 26,241
   Accrued payroll and related benefits        1,498        1,568
   Accrued taxes                               4,805        3,797
   Other accrued liabilities                   2,095        2,807
   Current portion of long-term debt           6,516        3,447
                                            --------     --------
   TOTAL CURRENT LIABILITIES                  48,431       37,860

LONG-TERM DEBT, including $2,450
   at December 31, 1996 and 1995,
   respectively, to a related party--Note 4   50,417       53,053

DEFERRED INCOME TAXES--Note 7                  2,590        2,718

OTHER LONG-TERM LIABILITIES                    8,680        8,662

COMMITMENTS AND CONTINGENCIES--Note 5

PARTNERS' CAPITAL--Notes 4 and 9
   Preferred units (5,025,000 units
     authorized, 4,700,000 units
     outstanding)                                 -        17,739
   Common units (5,250,000 units
     authorized and outstanding)               29,474      18,022
   General partners' interest                     124         252
                                             --------    --------
                                               29,598      36,013
                                             --------    --------
                                             $139,716    $138,306
See accompanying notes.
/TABLE

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
          Years ended December 31, 1996, 1995 and 1994
             (In thousands, except per unit amounts)
                                            1996        1995        1994
                                            ____        ____        ____
Revenues--Note 6:
   Refinery and Products System          $ 294,328   $ 235,136   $ 220,610
   Crude Gathering System                  597,425     527,212     553,847
   Intrasystem and other                  (276,550)   (201,735)   (184,551)
                                          --------    --------    --------
                                           615,203     560,613     589,906

Cost of sales and operating expenses,
   excluding depreciation--Note 8          596,841     543,425     570,877
Marketing, general and administrative
   expenses--Note 8                         10,111      10,274      11,059
Depreciation                                 6,976       7,006       6,546
                                          --------    --------    --------
   OPERATING INCOME (LOSS)                   1,275         (92)      1,424

Other income (expense):
   Interest expense                         (5,808)     (6,575)     (5,191)
   Credit and loan fees                     (2,109)     (2,172)     (1,651)
   Other - net                                 179         175          28
                                          --------    --------    --------
                                            (7,738)     (8,572)     (6,814)
                                          --------    --------    --------
   LOSS before income taxes                 (6,463)     (8,664)     (5,390)

Income tax benefit                              48          47          -
                                          --------    --------    --------
   NET LOSS                              $  (6,415)  $  (8,617)  $  (5,390)

Before Conversion (Note 9):
  Loss allocable to Unitholders:
     Preferred Units                     $  (2,970)  $  (3,990)  $  (2,496)
     Old Common Units                       (3,317)     (4,454)     (2,786)
     General partners' interest               (128)       (173)       (108)

  Net loss per Unit:
     Preferred Units                     $   (0.63)  $   (0.85)  $   (0.53)
     Old Common Units                    $   (0.63)  $   (0.85)  $   (0.53)

  Weighted average Units outstanding:
     Preferred Units                         4,700       4,700       4,700
     Old Common Units                        5,250       5,250       5,250

After Conversion (Note 9):
  Loss allocable to Unitholders:
     Common Units                        $ (6,287)   $  (8,444)  $  (5,282)
     General Partner                         (128)        (173)       (108)

  Net loss per Common Unit               $  (1.27)   $   (1.71)  $   (1.07)

  Weighted average Common Units
     outstanding                            4,950        4,950       4,950

See accompanying notes.
/TABLE

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1996, 1995 and 1994
                              (In thousands)
                                                                 General
                                     Preferred     Common        Partners'
                                       Units        Units        Interest
                                     _________     ______        _________
Balance at December 31, 1993        $   24,225    $   25,262    $      533
Net loss                                (2,496)       (2,786)         (108)
                                     ---------     ---------     ---------
Balance at December 31, 1994            21,729        22,476           425
Net loss                                (3,990)       (4,454)         (173)
                                     ---------     ---------     ---------
Balance at December 31, 1995            17,739        18,022           252
Net Loss                                (2,970)       (3,317)         (128)
Conversion of Preferred Units
  into Common Units                    (14,769)       14,769            -
                                     ---------     ---------     ---------
Balance at December 31, 1996        $      -      $   29,474    $      124


See accompanying notes.
/TABLE

                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1996, 1995 and 1994
                              (In thousands)
                                           1996        1995          1994
                                           ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $ (6,415)   $  (8,617)   $  (5,390)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Noncash charges(credits) to earnings:
       Depreciation                        6,976        7,006        6,546
       Deferred tax benefit                 (128)        (109)         -
       Other                                 (40)          11         (223)
     Changes in current assets and
       current liabilities:
       Accounts receivable                (1,958)       1,095       (2,094)
       Inventories                        (4,923)       3,419       (1,382)
       Prepaid expenses                      320          262         (292)
       Accounts payable                    7,566        3,223        1,571
       Accrued liabilities                   226         (255)         877
                                         -------      -------      -------
         Total adjustments                 8,039       14,652        5,003
                                         -------      -------      -------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                    1,624        6,035         (387)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment                              (1,944)      (1,224)      (2,812)
  Proceeds from disposal of property,
   plant and equipment                        61          262          161
  Other                                       13           68          182
                                         -------      -------      -------
   NET CASH USED IN INVESTING ACTIVITIES  (1,870)        (894)      (2,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
   facilities                             47,799       45,706      106,249
  Payments on debt and credit facilities (47,366)     (50,496)    (103,442)
  Other                                       (3)         (98)        (399)
                                         -------      -------     --------
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                      430       (4,888)       2,408
                                         -------      -------     --------
   NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          184          253         (448)

  Cash and cash equivalents at beginning
   of the period                             288           35          483
                                         -------      -------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                      $     472    $     288    $      35

See accompanying notes.
/TABLE

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations: Pride Companies, L.P., a Delaware limited partnership (the "Partnership"), owns and operates a modern simplex petroleum refinery facility; a crude oil gathering system, that gathers, transports, and resells and redelivers crude oil; and certain product pipelines. The Partnership's operations are considered a single industry segment -- the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the crude oil gathering system is to supply the refinery with crude oil. In that connection, it purchases and resells crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations for input into the refinery. The crude gathering system consists of a series of gathering lines and a fleet of trucks which transport crude into third party pipelines and into the system's primary asset, a common carrier pipeline which delivers crude to and terminates at the refinery. The product pipelines originate at the refinery and terminate at the Partnership's marketing terminals. The Partnership's operations are conducted primarily in the State of Texas.
     Pride SGP, Inc. ("Pride SGP") serves as special general partner of the Partnership and owns a 0.1% general partner interest and an approximate 4.9% limited partner interest as of December 31, 1996. Pride Refining, Inc. serves as the managing general partner of the Partnership and owns a 1.9% general partner interest (the "Managing General Partner"). In accordance with the Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     The financial statements of the Partnership include all of its majority owned subsidiaries including limited partnership interests where the Partnership has significant control through related parties. All significant intercompany transactions have been eliminated and minority interest has been provided where applicable.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating Environment: The Partnership's operations have generated losses in each of the last six years, current ratios of less than one to one in each of the last four years and a net use of cash from operations in 1994. These financial results are primarily a result of depressed refining margins along with increasing depreciation expense and interest expense and related fees through 1995. Crude gathering volumes also decreased in each of the last three years. Refining margins continued to be weak throughout 1996.
However, this was offset by stronger crude gathering margins in 1996 than in prior years. Deliveries under contracts with the U. S. Government to supply jet fuel to various military bases in Texas, which began April 1, 1996 were consummated at higher volumes and lower prices than the contract covering the period from May 1, 1995 through March 31, 1996. In the first quarter of 1997, the Partnership received a new contract, beginning April 1, 1997 and ending March 31, 1998. Under the new contract, the Partnership will supply approximately 2.5% less fuel than it will supply under the current contract; however, the prices awarded compared to the base reference price net of transportation under this contract are approximately 0.9 cents per gallon higher than the prices in the previous contract. Since 1993, the Partnership has been able to achieve continuous reductions in marketing, general and administrative expenses. The move of the Partnership's corporate offices has resulted in a cost reduction since the beginning of 1995. Also, during 1995, certain initiatives were taken to reduce crude gathering costs.
     The Partnership's return to profitability is principally dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. However, the return to profitability could be affected if refined products are brought into West Texas from the Gulf Coast via pipeline by a competitor. The Partnership's long-term viability is dependent upon its effecting a restructuring and recapitalization. Although no assurances can be given, Management believes the extension of the existing credit facility to January 1, 1998 alleviates short-term threats to the liquidity of the Partnership. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, Management is also reviewing other strategic alternatives including redeployment of its operating assets, possible asset sales and alliances with other companies.
     The most significant and urgent need of the Partnership is to effect a complete restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first of three phases ("Phase One") which called for the execution of documents with the Partnership's bank lenders. Phase two ("Phase Two") was completed effective December 31, 1996 when the Unitholders adopted amendments to the Partnership Agreement. The amendment included conversion of the outstanding preferred units into common units and the cancellation of all preferred and common unit arrearages. As part of Phase Two of the restructuring plan, the banks converted a portion of their Term Loan (see Note 4) into notes, lowered certain interest rates and credit and loan fees and extended the maturity.
In phase three ("Phase Three"), the Partnership plans to refinance with additional third party creditors the letter of credit facility, the Revolver (see Note 4), the Term Loan and a portion of the notes set up in Phase Two. Upon successful refinancing, the portion of the notes not refinanced would be converted to a preferred equity security. During 1996 and 1995, respectively, the Partnership expensed $1.1 million and $873,000 related to this proposed restructuring. On March 31, 1997, the Partnership reached an agreement with the bank lenders whereby they agreed to extend the maturity date of the credit facility to January 1, 1998, waive non-compliance with certain restrictive covenants and amend certain restrictive covenants thereafter. In addition, the bank lenders increased the revolving line of credit $4,000,000 and eliminated the $5,000,000 Uncommitted Line. In exchange for such amendments, the Partnership agreed to pay $80,000 in fees to the bank lenders.
     The Managing General Partner had originally hoped to complete Phase Three by the end of the first quarter of 1997. The Managing General Partner and its advisors, with the concurrence of the bank lenders, concluded that conditions were not optimal to pursue the Phase Three financing as originally contemplated. At this time, the Managing General Partner can not predict when, or if, Phase Three will be completed. If the Partnership is successful in arranging a complete restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lower interest expense. However, if the Partnership fails to complete Phase Three, it will have to pursue other means of effecting a restructuring and recapitalization, including redeployment of assets, asset sales and strategic alliances.

Revenue Recognition: Revenue is recognized from the sale of crude oil and refined products at the time of delivery to the customer. Transportation fees are recognized when the crude oil or products are delivered to the contracted destination.

Net Loss Per Unit: Net loss per unit is calculated using the weighted average number of units outstanding during each quarter divided into the Partnership's net income (loss) after adjusting for general partner allocations (See Note 9).

Inventories: Inventories are stated at the lower of cost or market value. Crude oil and refined product exchanges are accounted for on the inventory method. Cost is determined using the last-in, first-out (LIFO) method. Management believes that the LIFO method better matches current costs with current revenues and minimizes the effects of price changes on inventories. In addition, the LIFO method is the predominant method used in the refining industry.

Property, Plant and Equipment: Property, plant and equipment is stated at cost or at the carryover basis of the Partnership's predecessor which was historical cost. Depreciation is computed by the straight-line method for financial reporting purposes based upon the estimated useful lives of the various assets.
     Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for the years ended December 31, 1996, 1995 and 1994 was $4,115,000, $3,539,000 and $3,503,000,
respectively.

Other Long-Term Liabilities: In connection with its crude gathering system operations, as first purchaser of crude oil and as a service to its custom gathering customers, the Partnership makes distributions of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners are unclear or the owners cannot be located for long periods of time. When such is the case, the Partnership retains the liability for the payments until the ownership interest is clarified or the owners located, at which time payment is made. When an owner cannot be located, state statutes generally require that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and classified as current accounts payable, with the remainder classified as other long-term liabilities.

Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself. The Partnership's tax bases in assets and liabilities (other than Pride Borger, Inc. ("Pride Borger")) are less than the bases for financial reporting purposes by approximately $13.7 million at December 31, 1996.
     The Partnership's subsidiaries, Pride Borger and Pride Marketing of Texas, are corporations which are separate taxable entities. As separate taxable entities, Pride Borger's and Pride Marketing of Texas' operating results are subject to federal income taxes. The carryover tax bases of certain pipeline assets acquired by Pride Borger (see Note 7) are significantly less than the purchase price. As a result, a deferred tax liability was established as part of the purchase price allocation.

Retirement Plan: The Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation. The Partnership's contributions vest over a seven year period, subject to immediate vesting upon retirement. Retirement plan expense for the years ended December 31, 1996, 1995 and 1994 was $217,000, $485,000 and $475,000,
respectively.

Incentive Compensation Plan: The Partnership has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Unit Appreciation Rights ("Rights"). Under APB 25, if the exercise price of the Rights equals or exceeds the market of the underlying units on the date of grant, no compensation expense is recognized at the date of grant. To the extent the price of the Partnership's units increase above that at the grant date, such excess value to be paid upon exercise is charged to operations over the respective vesting period.

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value. Interest rates associated with substantially all the Partnership's long-term debt are linked to the prime rate. These rates and the rates associated with standby letters of credit approximate current market rates. As a result, management believes that the carrying amount approximates the fair value of the Partnership's credit facilities which are linked to the prime rate. A portion of the Partnership's debt is at stated rates below current market rates. This includes the notes, in the original principal amounts of $6,000,000 and $2,400,000, discussed in Note 4. The carrying amount of such debt at December 31, 1996 is $7,204,000 and the estimated fair value is $6,437,000. The fair value is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements.

Statements of Cash Flows: For purposes of the statements of cash flows, management considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Changes in Presentation: Certain prior year amounts have been reclassified to conform to the 1996 presentation.


NOTE 2--INVENTORIES

     Inventories consist of (in thousands):

                                                  1996         1995
                                                -------      -------
     Crude oil                                 $ 14,543     $ 10,981
     Refined products and blending materials     12,002        5,589
                                                -------      -------
                                                 26,545       16,570
     LIFO reserve                                (8,381)      (3,426)
                                                -------      -------
     Petroleum inventories                       18,164       13,144
     Spare parts and supplies                     1,007        1,104
                                                -------      -------
                                               $ 19,171     $ 14,248

     At December 31, 1996 and 1995, petroleum inventories valued using the LIFO method were less than current cost determined using the FIFO method by $8,381,000 and $3,426,000, respectively.


NOTE 3--PROPERTY PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                  1996         1995
                                               --------      -------
     Refinery and related facilities           $ 71,006     $ 70,840
     Pipelines and related facilities            52,387       53,974
     Transportation and terminal equipment        9,940        9,798
     Marketing facilities and equipment           1,202          860
     Administrative facilities and equipment      1,855        1,871
     Construction-in-progress                       388          435
                                                -------      -------
                                                136,778      137,778
     Less accumulated depreciation               37,224       32,941
                                                -------      -------
                                               $ 99,554     $104,837


NOTE 4--DEBT AND CREDIT FACILITIES

     On March 31, 1997, the Partnership amended its credit agreement to extend the maturity to January 1, 1998. The agreement calls for monthly interest and fee payments and grants the Partnership a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A"), a $45,000,000 standby letter of credit facility for the purchase of crude oil ("Facility B"), an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"), and a $12,000,000 revolving credit facility ("Revolver"). On February 25, 1997, at the request of management, the credit agreement was amended and the Facility
B letter of credit facility was reduced to $42,500,000 in exchange for an incremental $2.5 million of availability on an uncommitted line of credit.
On March 31, 1997, the uncommitted line ("Uncommitted Line") of $5,000,000 was eliminated and the Revolver was increased from $8,000,000 to $12,000,000.
     On December 31, 1996, the term loan ("Term Loan") was reduced from $41,800,000 to $25,000,000 and three series of convertible notes were created for the remaining $16,800,000 of the previously outstanding term loan (See
Note 9). The Term Loan bears interest at a rate equivalent to the prime rate plus 2%. Under the amended credit facility as it relates to the Term Loan, the Partnership is required to make quarterly principal payments in the amount of excess cash flow, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $360,000 of the Term Loan as current as of December 31, 1996. Under the prior credit facility, the Term Loan was subject to a facility fee of approximately 5% per annum commencing
January 1, 1996. This fee was forgiven in connection with the adoption of the amendments to the Partnership Agreement. The three series of convertible notes include $2,500,000 in Convertible Senior Secured Series A
Promissory Notes ("Series A Notes"), $9,300,000 in Convertible Senior Secured Series B Promissory Notes ("Series B Notes") and $5,000,000 in Convertible Senior Secured Series C Promissory Notes ("Series C Notes"). The series of notes bear interest at a rate equivalent to the prime rate plus 1% payable monthly and have the same maturity as the credit facility. The entire amount outstanding under the convertible senior secured notes has been classified as long-term as of December 31, 1996.
     The amended credit agreement requires the Partnership to pay a monthly fee of $10,000 and requires maintenance of a specified level of net worth and a borrowing base as defined in the credit agreement. The Partnership must also maintain compliance with current ratio and fixed charge coverage covenants, as defined in the credit agreement. In addition, it contains restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, distributions to partners, capital expenditures, sale of property, investments and affiliate transactions. Distributions to partners are prohibited under the terms of the Partnership's amended credit agreement. The agreement is guaranteed by Pride SGP and the Managing General Partner and secured by substantially all of the assets of the Partnership. At December 31, 1996 the Partnership was in violation of certain financial covenants of the credit agreement which were subsequently waived by the lender in connection with the March 31, 1997 amendment.
     As of December 31, 1996, the Partnership had $721,000 in outstanding Facility A standby letters of credit. Outstanding Facility B and Special LC Facility standby letters of credit were $44,800,000 and $6,300,000, respectively, at December 31, 1996. The Partnership pays fees of 1 and 1/2% per annum on all outstanding Facility A and Facility B letters of credit and a commitment fee of 1/2 of 1% for the unused portion of the facility. The issuance of letters of credit under the Special LC Facility is subject to the banks' discretion and the Partnership pays fees of 3% per annum on all outstanding Special LC Facility letters of credit. There is no commitment fee for the unused portion of the Special LC Facility.
     The amount available under the Revolver is reduced by any outstanding Facility A standby letters of credit. The unused portion of the Revolver carries a 1/2 of 1% commitment fee. Outstanding advances under the Revolver accrue interest at a rate equivalent to the prime rate (8.25% at December 31, 1996) plus 1 and 1/2%. Based on the amended credit agreement, advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at December 31, 1996 has been included in the current portion of long-term debt. Subject to the borrowing base on $8,500,000 of the Revolver, the Partnership may borrow any amounts previously repaid. The remaining $3.5 million of the Revolver does not require a borrowing base and, accordingly, will be available at all times. The Partnership may borrow any amounts previously repaid under this portion of the Revolver.
     Prior to the March 31, 1997 amendment, the credit facility also included the Uncommitted Line which advances under this facility were made solely at the lenders' discretion and bore interest at the prime rate plus 4%. The Uncommitted Line was required to be completely paid off for fifteen consecutive days each month. There were no advances under the Uncommitted Line at December 31, 1996. In connection with the amendment on February 25, 1997, the Uncommitted Line was increased in February 1997 from $2,500,000 to $5,000,000 as a result of losses generated in the fourth quarter of 1996 and January 1997 as well as a decline in inventory values, both of which negatively affected the Partnership's borrowing base for purposes of advances under the Revolver. As previously discussed, on March 31, 1997 the revolving facility was increased $4,000,000 and the Uncommitted Line was eliminated.
     The Partnership has outstanding unsecured indebtedness to Pride SGP, due January 1, 1998, with an outstanding balance of $2,450,000 at December 31, 1996, bearing interest at a rate equivalent to the prime rate plus 1%.
     Other installment loans include a $6,000,000 nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5,800,000 at December 31, 1996 ($5,900,000 at December 31, 1995). The note is supported by a minimum throughput agreement. The assets of Pride Borger are pledged as collateral. Monthly principal payments are based on the number of throughput barrels.
     The Partnership converted certain non-interest bearing accounts payable to the U. S. Government Defense Fuel Supply Center (netted against accounts receivable from the same entity at December 31, 1994) to a $2,400,000 installment loan, payable in monthly installments of $84,000, with a balance of $1,400,000 at December 31, 1996 ($2,300,000 at December 31, 1995). The
note bears interest based on the rate set semi-annually by the Secretary of the Treasury. This rate was 7.0% as of December 31, 1996.
     Amounts outstanding under these credit facilities at December 31 (in thousands):

                                                 1996         1995
                                                ------      -------
     Revolver                                  $ 5,085      $ 1,230
     Term Loans                                 25,000       44,299
     Series A Notes                              2,500           -
     Series B Notes                              9,322           -
     Series C Notes                              5,000           -
     Related Party Loans                         2,450        2,450
     Other Installment Loans                     7,576        8,521
                                                ------      -------
                                                56,933       56,500
     Less current portion                        6,516        3,447
                                                ------       ------
                                               $50,417      $53,053

     Approximate debt maturities for the next five years are expected as follows: 1997-$6,516,000; 1998-$44,503,000; 1999-$169,000; 2000-$467,000; and
2001-$149,000.
     Interest paid for the years ended December 31, 1996, 1995 and 1994 was $5,944,000, $6,345,000 and $5,097,000, respectively.


NOTE 5--COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Partnership is committed to operating leases which require fixed monthly rentals for administrative office space, transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Excluding rentals paid to Pride SGP (see Note 8) for certain pipeline segments, rental expense for the years ended December 31, 1996, 1995 and 1994 was $3,187,000, $3,039,000 and $3,186,000, respectively. The minimum future rentals under noncancelable operating leases at December 31, 1996, excluding Pride SGP, are as follows (in thousands):

          1997                  $  3,057
          1998                     2,068
          1999                       937
          2000                       402
          2001                        54
          Thereafter                   2
                                  ------
                                 $ 6,520

     During 1994, the Partnership outsourced its information systems department and entered into a five year service agreement. Fees are dependent primarily on central processing unit utilization which management estimates is $68,000 per month and is included in the amounts above.
     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation will not have a material effect on the Partnership's financial position or results of operations.
     During 1993, the Partnership received an administrative complaint and compliance order from the United States Environmental Protection Agency
(EPA). The principal violations alleged by the EPA include failure to properly monitor ground water and to implement a ground water monitoring program. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of the compliance order at an unspecified cost.
The Partnership has agreed to settle the complaint and compliance order for $92,000 in penalties payable in three installments with the last payment due in 1999.
     In order to comply with known future compliance requirements of the Texas Water Commission and other agencies, certain expenditures will have to be incurred during 1997, 1998 and 1999. Management's estimates of the costs of compliance aggregate approximately $957,000.
     The Partnership has filed a substantial claim against the U. S. Government Defense Fuel Supply Center (DFSC) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership. The ultimate outcome of this matter cannot presently be determined.


NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     One of the Partnership's major customers is the DFSC. Revenues from the DFSC comprised 11% in 1996, 10% in 1995 and 9% in 1994 of total revenues. Substantially all other customers are engaged in various aspects of the petroleum industry, one of which accounted for 19% of total revenues in 1996, 13% in 1995 and 11% in 1994.
     At December 31, 1996, the Partnership had $1,590,000 receivable from the DFSC and $8,246,000 receivable from one petroleum industry customer. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.


NOTE 7--ACQUISITION OF D-S PIPELINE AND FORMATION OF PRIDE TEXAS PLAINS

     In December 1994, Pride Borger, a wholly owned subsidiary of the Partnership, purchased 100% of the stock of D-S Pipeline. The purchase price for D-S Pipeline was $6,050,000 with the seller financing $6,000,000 of the purchase price. The transaction was treated as a purchase by Pride Borger. Operations of Pride Borger, which are immaterial to the Partnership's operations, are included in the Partnership's financial statements from the date of acquisition. Pride Borger was subsequently merged into D-S Pipeline and D-S Pipeline was renamed Pride Borger. During 1995, all of D-S Pipeline's assets (a 50% interest in a crude and heavy products pipeline from Hawley, Texas to Borger, Texas) were contributed to a newly formed limited partnership, Pride Texas Plains. Pride Refining, Inc., the Partnership's Managing General Partner, is also the managing general partner of Pride Texas Plains and owns .1%. An entity owned by certain officers of the Managing General Partner serves as a general partner of Pride Texas Plains and owns 1.9%. Pride Borger is the limited partner and owns 98%. In 1996, Pride Texas Plains was liquidated. As a result, Pride Borger now owns the 50% interest in those assets again. On March 1, 1996, the Partnership exchanges its two New Mexico pipeline systems for the remaining 50% interest in the Texas Plains System which was owned by Scurlock Permian Corporation.

NOTE 8--RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Pride SGP to lease defined segments of the Crude Gathering System pipeline until 2000, with an option to extend the lease through March 2013, as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days notice. As consideration for this lease, the Partnership has agreed to perform all routine and emergency maintenance and repair operations to the pipelines as well as pay all taxes, insurance, etc. The Partnership also agreed to pay Pride SGP $0.20 per barrel additional rental for use of a section of this pipeline which was idle prior to 1992. While management is not able to determine if the terms of the lease are comparable to those which could have been obtained by unaffiliated parties, management believes such terms are fair and reasonable given the importance to the Partnership of this segment of pipeline. The rental under the lease was determined based upon the revenue generated from the expected throughput, which management believes represents a fair return on the value of the pipeline as appraised by a consultant. Rentals accruing to Pride SGP during 1996, 1995 and 1994 totaled $919,000, $873,000 and $1,058,000, respectively. The Partnership has the option to purchase these pipeline segments for $10,000,000. Between August 1995 and November 1996, payments to Pride SGP were suspended pursuant to the terms of an amendment to the Partnership's credit agreement. Approximately $1,201,000 and $351,000 are included in accounts payable at December 31, 1996 and December 31, 1995, respectively, related to unpaid rentals.
     During 1994, a dispute with a certain stockholder of the general partners was settled resulting in the nonpayment of a $300,000 note payable and certain other payables, net of related receivables from this stockholder.
     During the period from January 1, 1996 through July 19, 1996 and the years ended December 31, 1995 and 1994, the Partnership sold $3,800,000, $3,960,000 and $2,809,000, respectively, of refined product to a company in which a stockholder of Pride SGP had a minority interest. On July 19, 1996, the company was sold to a third party; therefore, the company is no longer considered to be a related party to the Partnership. The Partnership had an accounts receivable balance from this customer of $267,000 at December 31, 1995.
     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $62,000, $72,000 and $84,000 during 1996, 1995 and 1994, respectively.
     Through November 1994, the Partnership leased truck tractors from a company owned by an estate which is a stockholder of Pride SGP for approximately $6,000-$8,000 per month. The Partnership also leases property from a relative of one of the officers of the Managing General Partner.
Lease payments were approximately $36,000 in 1996, 1995 and 1994.
     Firms associated with a director of the Managing General Partner were paid $208,000, $155,000 and $17,000 for legal services during 1996, 1995 and
1994, respectively.
     Beginning the latter part of 1995, the Partnership ceased interest payments on its note payable to Pride SGP. Accrued interest payable at December 31, 1996 and 1995 amounted to $320,000 and $68,000, respectively. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and 4.9% limited partner interest in the Partnership as discussed in Note 9. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.


NOTE 9--PARTNERS' CAPITAL

     Effective December 31, 1996, the Preferred Units were converted into newly issued common units ("Common Units") on a one-to-one basis pursuant to the amendment to the limited partnership agreement. The 4,700,000 of Common Units held by the previously existing preferred unitholders represent an approximate 93.1% limited partner interest in the Partnership. The previously outstanding common units were converted to 250,000 Common Units in a reverse 21-for-1 stock split.
     Prior to the amendment to the limited partnership agreement, the units were cumulative and entitled to a minimum quarterly distribution of $0.65 per unit. However, all arrearages were cancelled under the amendment as of December 31, 1996. Arrearages cancelled were $14.30 per previously outstanding common unit which totaled $75,075,000 and $12.65 per preferred unit which totaled $59,455,000. The general partners are entitled to 2% of all distributions.
     If the Partnership is successful in completing Phase Three of the restructuring plan, the banks have agreed to convert the Series B and C Notes into convertible preferred equity security. The Series A Note, if not refinanced, can be converted to equity at the bank's election.


NOTE 10--UNIT APPRECIATION RIGHTS

     During 1996, the Partnership implemented an incentive compensation plan for officers and key employees. Under the plan, individual employees can be granted unit appreciation rights ("Rights") whereby the holder of the Rights is entitled to receive in cash or in Common Units the increase, if any, between the grant price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of Rights awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is for ten years from the grant date.
     As of December 31, 1996, four officers and twelve employees had been awarded a total of 292,760 Rights on December 9, 1996 at a grant price of $3.75 per unit, none of which were exercised in 1996. Since the fair market value of the Rights did not exceed the grant price at December 31, 1996, no compensation expense has been accrued. The Rights will fully vest on December 31, 1998 (97,586 were exercisable at December 31, 1996).
     A one-time award was made in 1996 to non-employee directors. As of December 31, 1996, five directors had been awarded a total of 70,000 Rights at a grant price of $3.75 which will fully vest on December 31, 1997 (35,000 were exercisable at December 31, 1996, none of which were exercised in 1996).
     Pro forma information regarding net income and earnings per unit is required by Statement 123, and has been determined as if the Partnership had accounted for its Rights under the fair value method of that Statement. The fair value for these Rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the 1996 Rights granted: risk-free interest rates of 5.86%; distribution yields of zero; volatility factors of the expected market price of the Partnership's units of 0.61; and a weighted-average expected life of the Rights of two years.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected unit price volatility. Because the Partnership's Rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' Rights.
     For purposes of pro forma disclosures, the estimated fair value of the Rights is amortized to expense over the Rights' vesting period. The proforma effect of the 1996 Rights granted is not material to the operations of the Partnership for 1996; however, the proforma effect will not be fully reflected until 1997.
     The weighted average fair value of the 1996 Rights granted is approximately $1.40 per Right.


NOTE 11--QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                                    Net
                             Net       Operating        Net     Income(Loss)
   Quarter Ended           Revenues   Income(Loss)  Income(Loss)  per Unit
   -------------           --------   -----------   ----------- -----------
   March 31, 1995          $150,426      $(3,374)     $(5,558)     $(0.55)
   June 30, 1995            147,589        1,274           26        0.00
   September 30, 1995       126,920        1,690         (286)      (0.03)
   December 31, 1995        135,678          318       (2,799)      (0.27)
   March 31, 1996           150,364        2,758          508        0.05
   June 30, 1996            154,422          739       (1,356)      (0.13)
   September 30, 1996       145,884         (982)      (3,185)      (0.31)
   December 31, 1996        164,533       (1,240)      (2,382)      (0.24)
             INDEX TO EXHIBITS TO REPORT ON FORM 10-K

Exhibit Number
(Reference to
Item 601 of
Regulation S-K)                      Description
_______________                      ___________

3.1 Certificate of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

3.2 Second Amended and Restated Agreement of Limited Partnership of the Partnership.

4.1 Deposit Agreement among the Partnership and the Depository (incorporated by reference to Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

4.2 Transfer Application (included as Exhibit A to the Deposit Agreement, which is incorporated by reference to Exhibit 4.2 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

4.3 Form of Depositary Receipt for Preferred Units of Pride Companies, L.P. (included as Exhibit A to the Deposit Agreement, which is incorporated by reference to
                    Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

4.4 Form of Depositary Receipt for Old Common Units of Pride Companies, L.P. (included as Exhibit B to the Deposit Agreement, which is incorporated by reference to
                    Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

4.5                 Form of Depositary Receipt for Common Units of Pride
                    Companies, L.P.

10.1 Pipeline Lease Agreement by and between the Partnership and Pride SGP, Inc. (incorporated by reference to Exhibit 10.2 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

10.2 Amendment 1 to Pipeline Lease Agreement by and between the Partnership and Pride SGP, Inc. (incorporated by reference to Exhibit 10.3 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-10473)).

10.3 Registration Rights Agreement dated March 30, 1990, by and between the Partnership and Pride SGP, Inc. (incorporated by reference to Exhibit 10.5 of the Partnership's Registration Statement on Form S-1 (Commission File No. 33-42115), as amended).

10.4 Consulting Agreement dated February 4, 1993 between the Partnership and Stevens Consulting, Inc. (incorporated by reference to Exhibit 10.13 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1992 (Commission File No. 1-10473)).

10.5 Promissory Note between Pride SGP, Inc. ("Lender") and the Partnership ("Borrower") dated March 26, 1993 (incorporated by reference to Exhibit 10.14 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1992 (Commission File No. 1-10473)).

10.6 Amendment 2 to Pipeline Lease Agreement by and between the Partnership and Pride SGP, Inc. (incorporated by reference to Exhibit 10.16 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1992 (Commission File No. 1-10473)).

10.7 Partnership Agreement for Desulfur Partnership, dated as of August 10, 1993, which is 99% owned by the Partnership and 1% owned by Pride Marketing of Texas, a wholly-owned subsidiary of the Partnership (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1993 (Commission File No. 1-10473)).

10.8 Bill of Sale, dated as of August 10, 1993, for the sale of the desulfurization unit by the Partnership to the Desulfur Partnership, a subsidiary of the Partnership (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1993 (Commission File No. 1-10473)).

10.9 Promissory Note, dated as of August 10, 1993, related to the sale of the desulfurization unit by the Partnership ("Payee") to the Desulfur Partnership ("Maker") (incorporated by reference to Exhibit 28.3 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1993 (Commission File No. 1-10473)).

10.10 Master Lease Agreement, dated as of August 10, 1993, between the Partnership (Lessee) and the Desulfur Partnership (a subsidiary partnership) (Lessor), for the lease of the desulfurization unit (incorporated by reference to Exhibit 28.4 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1993 (Commission File No. 1-10473)).

10.11 Letter, dated November 10, 1993, from Ernst & Young (the Partnership's independent auditors) to the Partnership concerning the change to the LIFO method of accounting for inventories (incorporated by reference to Exhibit 28.7 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1993 (Commission File No. 1-10473)).

10.12 Stock Purchase Agreement, dated as of September 1, 1994, between Pride Refining, Inc. (Purchaser), Diamond Shamrock Refining and Marketing Company (Seller), and D-S Pipeline Corporation (Acquired Company) (incorporated by reference to Exhibit 10.15 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1994 (Commission File No. 1-10473)).

10.13 First Amendment to Stock Purchase Agreement between Pride Refining, Inc. (Purchaser), Diamond Shamrock Refining and Marketing Company (Seller), and D-S Pipeline Corporation (Acquired Company) (incorporated by reference to Exhibit 10.16 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1994 (Commission File No. 1-10473)).

10.14 Limited Partnership Agreement of Pride Texas Plains, L.P. (Partnership) dated as of January 12, 1995, by and among Pride Refining, Inc. and Pride Texas Plains GP, LLC (the General Partners) and Pride Borger, Inc. (Limited Partner) (incorporated by reference to Exhibit
                    10.17 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1994 (Commission File No. 1-10473)).

10.15 Promissory Note dated as of January 9, 1995, between United Bank & Trust ("Lender") and the Partnership ("Borrower") related to the renovation and refinancing of the Partnership's administrative offices (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1995 (Commission File No. 1-10473)).

10.16 Promissory Note between Pride SGP, Inc. ("Lender") and the Partnership ("Borrower") dated September 7, 1995 (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1995 (Commission File No. 1-10473)).

10.17 Promissory Note, dated January 18, 1996, between the Defense Finance and Accounting Service ("Lender") and the Partnership ("Borrower") related to certain pricing adjustments (incorporated by reference to Exhibit 10.22 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 1-10473)).

10.18 Exchange Agreement between Scurlock Permian Corporation and the Partnership dated February 21, 1996 (incorporated by reference to Exhibit 10.23 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December
                   31, 1995 (Commission File No. 1-10473)).

10.19 Award Contract dated March 15, 1996, issued to the Partnership by the United States Defense Fuel Supply Center (incorporated by reference to Exhibit 10.24 of the
                   Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 1-10473)).

10.20 Fifth Restated and Amended Credit Agreement dated August 13, 1996, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collecively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1996 (Commission File No. 1-10473)).

10.21 Note Agreement dated August 13, 1996, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to
               Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1996 (Commission File No. 1-10473)).

10.22 First Amendment to Loan Agreement, dated as of August 27, 1996, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1996 (Commission File No. 1-10473)).

10.23 Agreement, dated as of November 14, 1996, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
               Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1996 (Commission File No. 1-10473)).

10.24 Second Amendment to Loan Agreement dated as of February 25, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders.

10.25 Third Amendment to Loan Agreement, dated as of March 31, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders.

10.26          Unit Appeciation Rights Plan.

11.1 Statement regarding computation of per unit earnings (included on page F-8 of this Report).

25.1 Power of Attorney (included on the signature page of this Report).

27.1           Financial Data Schedule.

                                  EXHIBIT 3.2

                              AMENDED AND RESTATED
                        AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                             PRIDE COMPANIES, L.P.


         THIS AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP effective as of March 29, 1990 is entered into by and among Pride Refining, Inc., a Texas corporation, as the Managing General Partner, Pride SGP, Inc., a Texas corporation, as the Special General Partner and the Initial Limited Partners, together with any other Persons who become Partners in the Partnership as provided herein. In consideration of the covenants, conditions and agreements contained herein, the parties hereto hereby agree as follows:

                                   ARTICLE I

                             Organizational Matters

         1.1 Formation and Continuation. The Managing General Partner, the
Special General Partner, and the Organizational Limited Partner have previously formed the Partnership as a limited partnership pursuant to the provisions of the Delaware Act. Subject to the provisions of this Agreement, the Managing General Partner, the Special General Partner, and the Organizational Limited Partner hereby continue the Partnership as a limited partnership pursuant to the provisions of the Delaware Act. Except as expressly provided herein to the contrary, the rights and obligations of the Partners and the administration and termination of the Partnership shall be governed by the Delaware Act. The Partnership Interest of each Partner shall be personal property for all purposes.

         1.2     Name.  The name of the Partnership shall be "Pride
Companies,
L.P." The Partnership's business may be conducted under any other name or names deemed advisable by the Managing General Partner, including the name of the Managing General Partner or any Affiliate thereof. The words "Limited Partnership," "L.P.," "Ltd." or similar words or letters shall be included in the Partnership's name where necessary for the purposes of complying with the laws of any jurisdiction that so requires. The Managing General Partner in its sole discretion may change the name of the Partnership at any time and from time to time and shall notify the Limited Partners of such change in the next regular communication to the Limited Partners.

         1.3 Registered Office; Principal Office. The address of the registered office of the Partnership in the State of Delaware shall be located at The Corporation Trust Center, 1209 Orange Street, New Castle County, Wilmington, Delaware 19801, and the registered agent for service of process on the Partnership in the State of Delaware at such registered office shall be The
Corporation Trust Company. The principal office of the Partnership shall be 500 Chestnut, Suite 1300, Abilene, Texas 79602 or such other place as the Managing General Partner may from time to time designate by notice to the Limited Partners. The Partnership may maintain offices at such other places within or outside the State of Delaware as the Managing General Partner deems advisable.

         1.4 Power of Attorney. (a) Each Limited Partner and each Assignee hereby constitutes and appoints each of the Managing General Partner and, if a Liquidator shall have been selected pursuant to Section 14.3 hereof, the Liquidator severally (and any successor to either thereof by merger, transfer, assignment, election or otherwise) and authorized officers and attorneys-in-fact of each, with full power of substitution, as its true and lawful agent and attorney-in-fact, with full power and authority in its name, place and stead, to:

                 (i) execute, swear to, acknowledge, deliver, file and record in the appropriate public offices (A) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate of Limited Partnership and all amendments or restatements thereof) that the Managing General
Partner
         or the Liquidator deems appropriate or necessary to form, qualify or continue the existence or qualification of, the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware and in all other jurisdictions in which the Partnership may conduct business or own property; (B) all instruments that the Managing General Partner or the
         Liquidator deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement or the Deposit Agreement in accordance with their respective terms; (C) all conveyances and other instruments or documents that the Managing General Partner or the Liquidator deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to
         the terms of this Agreement, including, without limitation, a certificate of cancellation; (D) all instruments relating to the admission, withdrawal, removal or substitution of any Partner pursuant
         to, or other events described in, Article XI, XII, XIII or XIV hereof or the Capital Contribution of any Partner; (E) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges of any class or series of Units
or
         other securities issued pursuant to Section 4.4 hereof; and (F) all agreements and other instruments (including, without limitation, a certificate of merger) relating to a merger or consolidation of the Partnership pursuant to Article XVI hereof:

                 (ii) execute, swear to, acknowledge and file all ballots,
         consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole discretion of the Managing General Partner or the Liquidator, to make, evidence, give, confirm
or
         ratify any vote, consent, approval, agreement or other action which is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole discretion of the Managing General Partner or the Liquidator, to effectuate the terms or intent of this Agreement; provided, that when
         required by Section 15.3 hereof or any other provision of this Agreement which establishes a percentage of the Limited Partners or of
         the Limited Partners of any class or series required to take any action, the Managing General Partner or the Liquidator may exercise the power of attorney made in this subsection (ii) only after the necessary vote, consent or approval of the Limited Partners or of the
         Limited Partners of such class or series; and

                 (iii) on behalf of the Limited Partners and the Assignees, enter into the Deposit Agreement and to deposit Certificates in the Deposit Account pursuant to the Deposit Agreement.

Nothing contained herein shall be construed as authorizing the Managing
General
Partner to amend this Agreement except in accordance with Article XV hereof or as may be otherwise expressly provided for in this Agreement.

         (b) The foregoing power of attorney is hereby declared to be irrevocable and a power coupled with an interest, and it shall survive and not be affected by the subsequent death, incompetency, disability, incapacity, dissolution, bankruptcy or termination of any Limited Partner or Assignee and the transfer of all or any portion of such Limited Partner's or Assignee's Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the
Managing General Partner or the Liquidator, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses which may be available to contest, negate or disaffirm the action of the Managing General Partner or the Liquidator, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the Managing General Partner or the Liquidator within 15 days after receipt of the Managing General Partner's or the Liquidator's request therefor, such further designation, powers of attorney and other instruments as the Managing General Partner or the Liquidator deems necessary to effectuate this Agreement and the purposes of the Partnership.

         1.5 Term. The Partnership commenced upon the filing of the Certificate of Limited Partnership in accordance with the Delaware Act on January 17, 1990 and shall continue in existence until the close of Partnership business on December 31, 2090, or until the earlier termination of the Partnership in accordance with the provisions of Article XIV hereof.

         1.6 Possible Restrictions on Transfer. Notwithstanding anything to the contrary contained herein, in the event of (i) the enactment (or imminent enactment) of any legislation, (ii) the publication of any temporary or final regulation by the Treasury Department, (iii) any ruling by the Internal Revenue Service or (iv) any judicial decision, that, in any such case, in the Opinion of Counsel, would result in the taxation of the Partnership for federal income tax purposes as a corporation or as an association taxable as a corporation, then, either (a) the Managing General Partner may impose such restrictions on the transfer of Partnership Interests as may be required, in the Opinion of Counsel, to prevent the taxation of the Partnership for federal income tax purposes as a corporation or as an association taxable as a corporation, including making any amendments to this Agreement as the Managing
General Partner in its sole
discretion may determine to be necessary or appropriate in order to impose such restrictions; provided, that any such amendment to this Agreement which would result in the delisting or suspension of trading of any class of Units on any National Securities Exchange on which such class of Units is then traded must be approved by the holders of at least 66- 2/3% of the outstanding Units of such class (excluding for purposes of such determination any Units of such class owned by the General Partners and their Affiliates) or (b) upon the recommendation of the Managing General Partner and the approval by the holders of at least 66-2/3% of the outstanding Units (excluding for purposes of such determination any Units owned by the General Partners and their Affiliates), the Partnership may be converted into and reconstituted as a trust or any other type of legal entity (the "New Equity") in the manner and on other terms so recommended and approved. In such event, the business of the Partnership shall be continued by the New Entity and the Units shall be converted into equity interests of the New Entity in the manner and on the terms so recommended and approved.

                                   ARTICLE II

                                  Definitions

         The following definitions shall be for all purposes, unless otherwise clearly indicated to the contrary, applied to the terms used in this Agreement.

         "Additional Limited Partner" means a Person admitted to the Partnership as a Limited Partner pursuant to Section 12.4 hereof.

         "Adjusted Capital Account" shall mean the Capital Account maintained for each Partner as of the end of each taxable year of the Partnership (a) increased by any amounts which such Partner is obligated to restore under the standards set by Treasury Regulation Section 1.704-1(b)(2)(ii)(c) (or is deemed obligated to restore under Treasury Regulation Sections 1.704-1(b)(4)(iv)(f) and 1.704-1T(b)(4)(iv)(h)(5)) and (b) decreased by (i) the amount of all losses and deductions that, as of the end of such taxable year, are reasonably expected to be allocated to such Partner in subsequent years under Section 704(e)(2) and 706(d) of the Code and Treasury Regulation Section 1.751-1(b)(2)(ii), and (ii) the amount of all distributions that, as of the end of such taxable year, are reasonably expected to be made to such Partner in subsequent years in accordance with the terms of this Agreement or otherwise to the extent they exceed offsetting increases to such Partner's Capital Account that are reasonably expected to occur during (or prior to) the year in which such distributions are reasonably expected to be made (other than increases pursuant to a minimum gain chargeback pursuant to Sections 5.1(e)(i) or 5.1(e)(ii) hereof). The foregoing definition of Adjusted Capital Account is intended to comply with the provisions of Treasury Regulation Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith. The "Adjusted Capital Account" in respect of a Preferred Unit, a Common Unit, the SPU, or any other specified interest in the Partnership shall be the amount which such Adjusted Capital Account would be if such Preferred Unit, Common Unit, SPU, or other interest in the Partnership were the only interest in the Partnership held by a Limited Partner.

         "Adjusted Property" means any property the Carrying Value of which has been adjusted pursuant to Section 4.6(d)(i) or 4.6(d)(ii) hereof. Once an Adjusted Property is deemed distributed by, and recontributed to, the Partnership for federal income tax purposes upon a termination thereof pursuant to Section 708 of the Code, such property shall thereafter constitute a Contributed Property until the Carrying Value of such property is further adjusted pursuant to Section 4.6(d)(i) or 4.6(d)(ii) hereof.

         "Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, the Person in question. As used herein, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.

         "Agreed Allocation" shall mean allocation made pursuant to Section 5.1(a), (b), (c) or (d) hereof.

         "Agreed Value" of any Contributed Property means the fair market value of such property or other consideration at the time of contribution as determined by the Managing General Partner using such reasonable method of valuation as it may adopt. The Managing General Partner shall, in its sole discretion, use such method as it deems reasonable and appropriate to allocate the aggregate Agreed Value of Contributed Properties contributed to the Partnership in a single or integrated transaction among such properties on a basis proportional to their fair market values.

         "Agreement" means this Agreement of Limited Partnership, as it may be amended, supplemented or restated from time to time.

         "Assignee" means a Non-citizen Assignee or a Person to whom one or more Units have been transferred in a manner permitted under this Agreement and who has executed and delivered a Transfer Application as required by this Agreement, but who has not become a Substituted Limited Partner.

         "Available Cash" means, with respect to any calendar quarter, (i) the sum of:

                 (A) the Partnership's net income for such quarter as determined in accordance with generally accepted accounting principles
         (excluding gain and loss on the sale of capital assets).

                 (B) depreciation, amortization and other noncash charges
         (less noncash credits) of the Partnership for such quarter.

                 (C) at the option of the Managing General Partner, a cumulative amount not to exceed $10 million in the aggregate for such
         quarter and all previous quarters prior to the Initial Conversion Date, to the extent Available Cash in such quarter is otherwise insufficient to distribute the Base Amount in respect of the
Preferred
         Units, and

                 (D) the amount of any reduction in reserves of the Partnership of the types referred to in (ii)(DD) below during such quarter:

         (ii)  less the sum of:

                 (AA) all principal debt payments made during such quarter
         by the Partnership (other than principal debt payments made with Proceeds from Capital Transactions),

                 (BB) capital expenditures made by the Partnership during such quarter (excluding for such purpose capital expenditures financed
         or anticipated to be refinanced with Proceeds from Capital
         Transactions),

                 (CC) investments for such quarter in any entity to the extent that such investments are not otherwise included under clauses
         (ii) (AA) or (BB) (excluding investments financed or anticipated to be refinanced with Proceeds from Capital Transactions), and

                 (DD) the amount of Partnership reserves established by the
         Managing General Partner during such quarter which are necessary or appropriate (1) to provide funds for the future payment of items of the types specified in clauses (ii) (AA) and (ii) (BB) above, (2) to provide for additional working capital, (3) to provide funds for cash
         distributions with respect to any one or more of the next four calendar quarters or (4) to provide funds for the future payment of interest.

         Notwithstanding the foregoing, Available Cash shall not include any cash receipts or reductions in reserves or take into account any disbursements made or reserves established after commencement of the dissolution and liquidation of the Partnership.

         "Base Amount" means $.65 per Unit per calendar quarter (or, with respect to the period commencing on the Closing Date and ending on March 31, 1990, the product of $.65 multiplied by a fraction, of which the numerator is the number of days in such period and of which the denominator is 90), subject to adjustment in accordance with Sections 5.9 and 9.6 hereof.

         "Base Distribution Deficiency" means with respect to any Preferred Unit and as to any calendar quarter prior to the Initial Conversion Date, the excess of (a) the Base Amount over (b) the sum of all amounts of Available Cash distributed for such calendar quarter with respect to such Preferred Unit pursuant to paragraph "First" of Section 5.4(a) hereof.

         "Book-Tax Disparity" shall mean, with respect to any item of Contributed Property or Adjusted Property, as of the date of any determination, the difference between the Carrying Value of such Contributed Property or Adjusted Property and the adjusted basis thereof for federal income tax purposes as of such date. A Partner's share of the Partnership's Book-Tax Disparities in all of its Contributed Property and Adjusted Property will be reflected by the difference between such Partner's Capital Account balance as maintained pursuant to Section 4.6 hereof and the hypothetical balance of such
Partner's Capital Account computed as if it had been maintained strictly in accordance with federal income tax accounting principles.

         "Business Day" means Monday through Friday of each week, except that a legal holiday recognized as such by the government of the United States or the
States of New York or Texas shall not be regarded as a Business Day.

         "Capital Account" means the capital account maintained pursuant to
Section 4.6 hereof.

         "Capital Contribution" means any cash, cash equivalents or the Net Agreed Value of Contributed Property which a Partner contributes to the Partnership pursuant to Section 4.1, 4.3, 4.4, 4.6(c) or 13.3(c) hereof.

         "Capital Target Amount" means the product obtained by multiplying
(i)
the Initial Unit Price by (ii) 115%.

         "Capital Transactions" means (a) borrowings and sales of debt securities (other than working capital borrowings, borrowings representing items purchased on open account in the ordinary course of business and borrowings made in order to make distributions pursuant to clause (i)(C) of the definition of Available Cash) by the Partnership, (b) sales of equity interests by the Partnership (other than the Initial Offering, to the extent used to make distributions pursuant to clause (i)(C) of the definition of Available Cash) and (c) sales or other voluntary or involuntary dispositions of any assets of the Partnership (other than (x) sales or other dispositions of inventory in the ordinary course of business, (y) sales or other dispositions of other current assets including receivables and accounts and (z) sales or other dispositions of assets as a part of normal retirements or replacements), in each case prior to the commencement of the dissolution and liquidation of the Partnership.

         "Carrying Value" means (a) with respect to a Contributed Property, the
Agreed Value of such property reduced (but not below zero) by all depreciation, amortization and cost recovery deductions charged to the Partners' Capital Accounts and (b) with respect to any other Partnership property, the adjusted basis of such property for federal income tax purposes, all as of the time of determination. The Carrying Value of any property shall be adjusted from time to time in accordance with Sections 4.6(d)(i) and 4.6(d)(ii) hereof, and to reflect changes, additions or other adjustments to the Carrying Value for disposition and acquisitions of Partnership properties, as deemed appropriate by the Managing General Partner.

         "Certificate" means a certificate issued by the Partnership evidencing ownership of one or more Partnership Interests.

         "Certificate of Limited Partnership" means the Certificate of Limited
Partnership filed with the Secretary of State of the State of Delaware as referenced in Section 6.2 hereof, as such Certificate may be amended and/or restated from time to time.

         "Citizenship Certification" means a properly completed certificate in such form as may be specified by the Managing General Partner by which an Assignee or a Limited Partner certifies that he (and if he is a nominee holding for the account of another Person, that to the best of his knowledge such other
Person) is an Eligible Citizen.

         "Closing Date" means the first date on which Preferred Units are sold by the Partnership to the Underwriters pursuant to the provisions of the Underwriting Agreement.

         "Closing Price" for any day means the last sale price on such day, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Units of a class are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal
National Securities Exchange on which the Units of such class are listed or admitted to trading or, if the Units of a class are not listed or admitted to trading on any National Securities Exchange, the last quoted price on such day or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the National Association of
Securities Dealers, Inc. Automated Quotation System or such other system then in use, or, if on any such day the Units of a class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in the Units of such class selected by the Board of Directors of the Managing General Partner, or, if on any such day no market maker is making a market in the Units of such class, the fair value of such Units on such day as determined reasonably and in good faith by the Board of Directors of the Managing General Partner using any reasonable method of valuation.

         "Code" means the Internal Revenue Code of 1986, as amended and in effect from time to time, as interpreted by the applicable regulations thereunder. Any reference herein to a specific section or sections of the Code shall be deemed to include a reference to any corresponding provision of future law.

         "Common Unit" means a Unit representing a fractional part of the Partnership Interests of the Limited Partners and Assignees thereof and having the rights and obligations specified with respect to Common Units in this Agreement.

         "Common Unit Deficiency" means, with respect to any Common Unit and as to any calendar quarter (i) beginning at any time prior to the Completion Date, zero and (ii) beginning on and after the Completion Date, the excess of (a) the
Base Amount over (b) the sum of all amounts of Available Cash distributed in such calendar quarter with respect to such Common Unit pursuant to paragraph "Third" of Section 5.4(a) hereof.

         "Completion Date" means the first day of the calendar quarter following substantial completion and commencement of operation (as determined by an independent engineering firm) of the expansion of the refinery as described in the Registration Statement.

         "Conflicts and Audit Committee" means a committee of the Board of Directors of the Managing General Partner composed entirely of directors who are neither officers or employees of, nor direct or indirect owners of more than 5% of the voting securities of, the General Partners or their Affiliates.

         "Contributed Property" means each property or other asset, in such form as may be permitted by the Delaware Act, but excluding cash, contributed to the Partnership (or deemed contributed to the Partnership on termination and reconstitution thereof pursuant to Section 708 of the Code). Once the Carrying
Value of a Contributed Property is adjusted pursuant to Section 4.6(d) hereof, such property shall no longer constitute a Contributed Property for purposes of
Section 5.1 hereof, but shall be deemed an Adjusted Property for such purposes.

         "Contributing Partner" means each Partner contributing (or deemed to have contributed on termination and reconstitution of the Partnership pursuant to Section 708 of the Code or otherwise) a Contributed Property.

         "Conveyance Agreement" means the Conveyance Agreement between the Special General Partner and the Partnership whereby the Special General Partner conveys to the Partnership the Assets (as defined in such Conveyance Agreement) in exchange for (i) a 0.1% General Partner's Partnership Interest and (ii) 5,250,000 Common Units.

         "Conversion Date" means the date which the Managing General Partner specifies in its notice to Preferred Unitholders as the effective date of the conversion of Preferred Units to Common Units.

         "Conversion Event" means, at any time prior to or on the date of a dissolution of the Partnership for the purpose of liquidation which constitutes a Fundamental Change, (i) the termination of the Initial Period, (ii) each annual anniversary date of the termination of the Initial Period, or (iii) the occurrence of a Fundamental Change.

         "Conversion Period" means the 60-day period commencing upon the mailing by the Managing General Partner of any notice of a Conversion Event as required by Section 18.1(b) hereof.

         "Conversion Rate" means one Common Unit for each Preferred Unit, subject to adjustment in accordance with Section 18.7 hereof.

         "Cumulative Base Distribution Deficiency" means, at any time, with respect to any Preferred Unit, the excess, if any, of (a) the sum resulting from adding together the Base Distribution Deficiency as to such Preferred Unit for each prior quarter ending prior to the Initial Conversion Date, over (b) the sum of any distributions theretofore made with respect to such Preferred Unit pursuant to paragraph "Second" of Section 5.4(a) hereof, paragraph "Second" of 5.5(a) hereof and paragraph "First" of Section 5.7(a) hereof.

         "Cumulative Common Unit Deficiency" means, prior to the Initial Conversion Date with respect to any Common Unit the excess, if any, of (a) the sum resulting from adding together the Common Unit Deficiency for each prior quarter, over (b) the sum of any distributions made with respect to such Common
Unit pursuant to paragraph "Fourth" of Section 5.4(a) hereof and paragraph "Third" of Section 5.7(a) hereof: provided, however, that the Cumulative Common Unit Deficiency shall be zero after the Initial Conversion Date.

         "Cumulative Preferred Unit Deficiency" means, at any time with respect to the any Preferred Unit, the excess, if any, of (a) the sum resulting from adding together the Preferred Unit Deficiency as to such Preferred Unit for each prior quarter ending after the Initial Conversion Date over (b) the sum of any distributions theretofore made with respect to such Preferred Unit pursuant to paragraph "Third" of Section 5.5(a) hereof and paragraph "Second" of Section
5.7(a) hereof.

         "Current Market Price" shall have the meaning assigned to such term in
Section 17.1(a) hereof.

         "Debt" means, as to any Person, as of any date of determination, (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services; (b) all amounts owed by such Person to banks or other Persons in respect of reimbursement obligations under letters of credit, surety bonds and other similar instruments guaranteeing payment or other performance of obligations by such Person; (c) all indebtedness for borrowed money or for the deferred purchase price of property or services secured by any lien on any property owned by such Person, to the extent attributable to such Person's interest in such property, even though such Person has not assumed or become liable for the payment thereof; and (d) lease obligations of such Person which, in accordance with generally accepted accounting principles, should be capitalized.

         "Delaware Act" means the Delaware Revised Uniform Limited
Partnership
Act, 6 Del. C.17-101, et seq., as it may be amended from time to time, and any successor to such statute.

         "Deposit Account" means the account established by the Depositary pursuant to the Deposit Agreement.

         "Deposit Agreement" means the Deposit Agreement among the Managing General Partner, in its capacity both as Managing General Partner and as attorney-in-fact for the Limited Partners, the Partnership and the Depositary, as it may be amended or restated from time to time.

         "Depositary" means the bank or other institution appointed by the Managing General Partner in its sole discretion to act as depositary for the Depositary Units pursuant to the Deposit Agreement, or any successor to it as depositary.

         "Depositary Receipt" means a depositary receipt, issued by the Depositary or agents appointed by the Depositary in accordance with the Deposit
Agreement, evidencing ownership of one or more Depositary Units.

         "Depositary Unit" means a depositary unit representing a Unit on deposit with the Depositary pursuant to the Deposit Agreement.

         "Discretionary Allocation" shall mean any allocation of an item of income, gain, deduction, or loss pursuant to the provisions of Section 5.1(d)(iv) hereof.

         "Economic Risk of Loss" shall have the meaning set forth in Treasury Regulation Section 1.704- 1T(b)(4)(iv)(k)(l).

         "Eligible Citizen" means a Person qualified to own interests in real property in jurisdictions in which the Partnership does business or proposes to do business from time to time, and whose status as a Limited Partner or Assignee does not or would not subject the Partnership to a substantial risk of cancellation or forfeiture of any of their property or any interest therein.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, and any successor to such statute.

         "First Target Amount" means $.68 per Unit (or, with respect to the period commencing on the Closing Date and ending on March 31, 1990, the product of $.68 multiplied by a fraction of which the numerator is the number of days in such period and of which the denominator is 90), subject to adjustment in accordance with Sections 5.9 and 9.6 hereof.

         "Fundamental Change" shall be deemed to have occurred at such time after the Initial Conversion Date as the Partnership (i) dissolves for the purpose of liquidation, including a dissolution resulting from the sale, lease or transfer of all or substantially all of the Partnership's assets, (ii) repurchases (including repurchases by any Affiliate of the Partnership) Common
Units at a premium over the current market price or (iii) is a party to a merger, consolidation, combination, reorganization or other transaction that results in a reclassification, conversion, exchange, cancellation or other change (other than the issuance of additional Common Units by the Partnership in an acquisition) in its Common Units.

         "General Partner" means either the Managing General Partner or the Special General Partner and "General Partners" means the Managing General Partner and the Special General Partner.

         "General Partner Equity Value" means, as of any date of determination, the fair market value of a General Partner's Partnership Interest, as a General
Partner, as determined by the Managing General Partner using whatever reasonable method of valuation it may adopt.

         "Incentive Distribution" means any amount of cash distributed to the Managing General Partner, in its capacity as managing general partner, pursuant to paragraphs "Sixth," "Seventh" or "Thereafter" of Section 5.4(a) hereof and paragraphs "Sixth," "Seventh" or "Thereafter" of Section 5.5(a) hereof which exceeds that amount equal to 1.9% of the aggregate amount of cash then being distributed to the Managing General Partner pursuant to such provisions.

         "Incentive Interest" means an interest in the Partnership, held by the
Managing General Partner, having the right to receive the Incentive Distribution and other rights and obligations specified in respect of the Incentive Interest in this Agreement.

         "Indemnitee" means any General Partner, any departing General Partner, any Person who is or was an Affiliate of any General Partner or any departing General Partner, any Person who is or was an officer, director, employee, agent or trustee of any General Partner or any departing General Partner or any Affiliate of any General Partner or departing General Partner, or any Person who is or was serving at the request of any General Partner or any departing General Partner or any Affiliate of any General Partner or any departing General Partner as a director, officer, employee, agent or trustee of another Person.

         "Initial Conversion Date" means the first day of the third calendar quarter following the termination of the Initial Period.

         "Initial Limited Partners" means the Organizational Limited Partner, Special General Partner in its capacity as a limited partner pursuant to the ownership of Units and the Underwriters upon being admitted to the Partnership in accordance with Section 4.3 hereof.

         "Initial Offering" means the initial offering of Depositary Units to the public, as described in the Registration Statement.

         "Initial Offering Date" means the date on which the Initial Offering commences.

         "Initial Partners" means the Managing General Partner, the Special General Partner, in its capacity as such, and the Initial Limited Partners.

         "Initial Period" means the period commencing upon the Closing Date and ending on the later of (i) December 31, 1994, or (ii) the last day of the calendar quarter in which, with respect to each Preferred Unit, the Cumulative
Base Distribution Deficiency has been paid.

         "Initial Unit Price" means the initial price per Unit at which the Underwriters will offer the Preferred Units to the public for sale.

         "Issue Price" means the price at which a Unit is purchased from the Partnership, less any sales commission or underwriting discount charged to the
Partnership.

         "Limited Partner" means each Initial Limited Partner, each
Substituted
Limited Partner, each Additional Limited Partner and any departing General Partner upon the change of its status from General Partner to Limited Partner pursuant to Article XIII hereof and, solely for purposes of Articles IV, V and
VI hereof and Sections 14.3 and 14.4 hereof, shall include an Assignee thereof.

         "Limited Partner Equity Value" means, as of any date of determination, the amount equal to the product of (a) the total number of Units outstanding (immediately prior to an issuance of Units or distribution of cash or Partnership property), multiplied by (b)(i) in the case of a valuation required by Section 4.6(d)(i) hereof (other than valuations caused by sales of a de minimis quantity of Units) the Issue Price or (ii) in the case of a valuation required by Section 4.6(d)(ii) hereof (or a valuation required by Section 4.6(d)(i) hereof caused by sales of a de minimis quantity of Units) the Closing
Price.

         "Liquidator" means the Managing General Partner or other Person approved pursuant to Section 14.3 hereof who performs the functions described therein.

         "Managing General Partner" means Pride Refining Inc., a Texas corporation, or any successor in its capacity as managing general partner of the Partnership.

         "Merger Agreement" has the meaning assigned to such term in Section
16.1 hereof.

         "Minimum Gain Attributable to Partner Nonrecourse Debt" means that amount determined in accordance with the principles of Treasury Regulation
Section 1.704-1T(b)(4)(iv)(h)(6).

         "NASDAQ" means the National Association of Securities Dealers, Inc. Automated Quotation System.

         "National Securities Exchange" means an exchange registered with the Securities and Exchange Commission under Section 6(a) of the Exchange Act.

         "Net Agreed Value" means (a) in the case of any Contributed Property, the Agreed Value of such property reduced by any liabilities either assumed by the Partnership upon such contribution or to which such property is subject when contributed and (b) in the case of any property distributed to a Partner or Assignee by the Partnership, the Partnership's Carrying Value of such property at the time such property is distributed, reduced by any indebtedness either assumed by such Partner or Assignee upon such distribution or to which such property is subject at the time of distribution as determined under
Section 752 of the Code.

         "Net Income" shall mean, for any taxable period, the excess, if any, of the Partnership's items of income and gain (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period over the Partnership's items of loss and deduction (other than those items attributable to dispositions constituting Terminating Capital
Transactions) for such taxable period. The items included in the calculation of Net Income shall be determined in accordance with Section 4.6(b) hereof and shall not include any items specially allocated under Section 5.1(d) or 5.1(e)
hereof. Once an item of income, gain, loss or deduction that has been included in the initial computation of Net Income is subjected to a Required Allocation or a Discretionary Allocation, Net Income or the resulting Net Loss, whichever the case may be, shall be recomputed without regard to such item.

         "Net Loss" shall mean, for any taxable period, the excess, if any, of the Partnership's items of loss and deduction (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period over the Partnership's items of income and gain (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period. The items included in the calculation of Net Loss shall be determined in accordance with Section 4.6(b) hereof and shall not include any items specially allocated under Section 5.1(d) or 5.1(e)
hereof. Once an item of income, gain, loss or deduction that has been included in the initial computation of Net Loss is subjected to a Required Allocation or a Discretionary Allocation, Net Loss or the resulting Net Income, whichever the case may be, shall be recomputed without regard to such item.

         "Net Termination Gain" means, for each Partnership Year or shorter period, the sum, if positive, of all items of gain or loss recognized by the Partnership from Terminating Capital Transactions and all items of income, gain, loss and deduction (as determined in accordance with Section 4.6(b) hereof) recognized by the Partnership following the last day on which the holder of a Preferred Unit may convert Preferred Units into Common Units pursuant to Section 18.1 hereof as a result of a dissolution of the Partnership for the purpose of liquidation.

         "Net Termination Loss" means, for each Partnership Year or shorter period, the sum, if negative, of all items of gain or loss recognized by the Partnership from Terminating Capital Transactions and all items of income, gain, loss and deduction (as determined in accordance with Section 4.6(b) hereof) recognized by the Partnership following the last day on which the holder of a Preferred Unit may convert Preferred Units into Common Units pursuant to Section 18.1 hereof as a result of a dissolution of the Partnership for the purpose of liquidation.

         "Non-citizen Assignee" means a Person who the Managing General Partner has determined in its sole discretion does not meet the requirements of the definition of an Eligible Citizen and as to whose Partnership Interest the Managing General Partner has become the Substituted Limited Partner, pursuant to Section 11.5 hereof.

         "Nonrecourse Built-in Gain" shall mean, with respect to any Contributed Properties or Adjusted Properties that are subject to a mortgage or negative pledge securing a Nonrecourse Liability, the amount of any taxable gain that would be allocated to the Partners pursuant to Sections 5.2(b)(i)(A),
5.2(b)(ii)(A) or 5.2(b)(iii) hereof if such properties were disposed of in a taxable transaction in full satisfaction of such liabilities and for no other consideration.

         "Nonrecourse Deductions" shall mean any and all items of loss, deduction or expenditures (described in Section 705(a)(2)(B) of the Code) that, in accordance with the principles of Treasury Regulation Section
1.704-1T(b)(4)(iv)(b), are attributable to a Nonrecourse Liability.

         "Nonrecourse Liability" shall have the meaning set forth in Treasury Regulation Section 1.704- 1T(b)(4)(iv)(k)(3).

         "Notice of Election to Purchase" has the meaning assigned to such term in Section 17.1(b) hereof.

         "Opinion to Counsel" means a written opinion of counsel (who may be regular counsel to the Partnership or the Managing General Partner) in form and substance acceptable to the Managing General Partner.

         "Organizational Limited Partner" means Robert J. Schumacher as the organizational limited partner of the Partnership pursuant to this Agreement.

         "Outstanding" means all Units or other Partnership Securities that are issued by the Partnership and reflected as outstanding on the Partnership's books and records as of the date of determination.

         "Partner" means a General Partner or a Limited Partner and Assignees thereof, if applicable.

         "Partner Nonrecourse Debt" shall have the meaning set forth in Treasury Regulation Section 1.704- 1T(b)(4)(iv)(k)(4).

         "Partner Nonrecourse Deductions" shall mean any and all items of loss, deduction or expenditure (described in Section 705(a)(2)(B) of the Code) that, in accordance with the principles of Treasury Regulation Section 1.704-1T(b)(4)(iv)(h)(3), are attributable to a Partner Nonrecourse Debt.

         "Partnership" means the limited partnership heretofore formed and continued pursuant to this Agreement, and any successor thereto.

         "Partnership Debt Securities" has the meaning assigned to such term in
Section 4.4(a) hereof.

         "Partnership Equity Securities" has the meaning assigned to such term in Section 4.4(a) hereof.

         "Partnership Interest" means the interest of a Partner in the Partnership which, in the case of a Limited Partner or Assignee, shall include
Units.

         "Partnership Minimum Gain" shall mean that amount determined in accordance with the principles of Treasury Regulation Sections
1.704-1T(b)(4)(iv)(a) and 1.704-1T(b)(4)(iv)(c).

         "Partnership Securities" has the meaning assigned to such term in
Section 4.4(a) hereof.

         "Partnership Year" means the fiscal year of the Partnership, which shall be the calendar year.

         "Percentage Interest" means, as of the date of such determination,
(a)
as to the Managing General Partner in its capacity as such, 1.9%, (b) as to the
Special General Partner in its capacity as such, 0.1%, (c) as to any Limited Partner or Assignee holding Units, the product of (i) 98% multiplied by (ii) the quotient of the number of Units held by such Limited Partner or Assignee divided by the total number of all Units then outstanding (as determined by the number of Common Units into which the Preferred Units are then convertible); provided, however, that following any issuance of additional Units by the Partnership pursuant to Section 4.4 hereof, proper adjustment shall be made to the Percentage Interest represented by each Unit to reflect such issuance.

         "Person" means an individual or a corporation, partnership, trust, unincorporated organization, association or other entity.

         "Preferred Amount" means an amount equal to the Base Amount per Preferred Unit per calendar quarter, subject to adjustment in accordance with Sections 5.9 and 9.6 hereof.

         "Preferred Unit" means a Unit representing a fractional part of the Partnership Interests of all Limited Partners and Assignees thereof and having the rights and obligations specified with respect to such Preferred Unit pursuant in this Agreement.

         "Preferred Unit Deficiency" means, with respect to any Preferred Unit and as to any calendar quarter ending after the Initial Conversion Date, the excess of (a) the Preferred

Amount, over (b) the sum of all amounts of Available Cash distributed for such calendar quarter with respect to Preferred Unit pursuant to paragraph "First" of Section 5.5(a) hereof.

         "Preferred Unit Redemption Amount" means, at any time with respect to any Preferred Unit, the Initial Unit Price less any amounts previously distributed in respect of a Preferred Unit other than from Available Cash (less the sum of any distributions of Proceeds from Capital Transactions pursuant to paragraphs "First" and "Second" of Section 5.7(a) hereof) plus the sum of the Cumulative Base Distribution Deficiency at the time and the Cumulative Preferred Unit Deficiency at the time.

         "Proceeds from Capital Transactions" means, at any date, such amounts of cash, debt securities or other property as are determined by the Managing General Partner to be made available to the Partnership from or by reason of a
Capital Transaction.

         "Public Unitholder" means a Person other than the Initial Partners who hold Units.

         "Purchase Date" means the date determined by the Managing General Partner as the date for purchase of all outstanding Units (other than Units owned by the Initial Partners) pursuant to Section 17.1(b) hereof.

         "Recapture Income" means any gain recognized by the Partnership (computed without regard to any adjustment required by Sections 734 or 743 of the Code) upon the disposition of any property or asset of the Partnership, which gain is characterized as ordinary income because it represents the recapture of deductions previously taken with respect to such property or asset.

         "Record Date" means the date established by the Managing General Partner for determining (a) the identify of Limited Partners (or Assignees, if applicable) entitled to notice of, or to vote at, any meeting of Limited Partners or entitled to vote by ballot or give approval of Partnership action in writing without a meeting or entitled to exercise rights in respect of any other lawful action of Limited Partners, or (b) the identify of Record Holders entitled to receive any report or distribution.

         "Record Holder" means the Person in whose name a Unit is registered on the books of the Transfer Agent, as of the opening of business on a particular
Business Day.

         "Redeemable Units" means any Units for which a redemption notice has been given and has not been withdrawn, under Section 11.6 hereof.

         "Refinery" means the refinery of the Partnership located near
Abilene,
Texas.

         "Registration Statement" means the Registration Statement on Form
S-1
(Registration No. 33-33099), as it has been or as it may be amended or supplemented from time to time, filed by the Partnership with the Securities and Exchange Commission under the Securities Act to register the offering and sale of the Units in the Initial Offering.

         "Remaining Capital" means, at any time with respect to any Unit, the Initial Unit Price less the sum of (i) any distributions of Proceeds from Capital Transactions pursuant to paragraph "Fourth" of Section 5.7(a) hereof,
(ii) any distributions of cash (or the Net Agreed Value of any distributions in kind) in connection with the dissolution and liquidation of the Partnership theretofore made in respect of such Unit and (iii) any distributions pursuant to Section 5.10 hereto with respect to such Unit.

         "Remaining Special Capital" means, at the time of determination, the Special Capital (i) less any distributions of cash pursuant to clause (ii) of
Section 5.11 hereof, and (ii) plus any unpaid arrearages in the cumulative annual yield in respect of the SPU pursuant to clause (i) of Section 5.11 hereof.

         "Required Allocation" shall mean any allocation (or limitation imposed on any allocation) of an item of income, gain, deduction or loss pursuant to
(a) the proviso-clause of Section 5.1(b)(ii) hereof or (b) Section 5.1(e) hereof, such allocations (or limitations thereon) being directly or indirectly required by the Treasury Regulations promulgated under Section 704(b) of the Code.

         "Residual Gain" or "Residual Loss" shall mean any item of gain or loss, as the case may be, of the Partnership recognized for federal income tax purposes resulting from a sale, exchange or other disposition of Contributed Property or Adjusted Property, to the extent such item of gain or loss is not allocated pursuant to Sections 5.2 (b) (i) (A) or 5.2 (b) (ii) (A) hereof to eliminate Book-Tax Disparities.

         "Second Target Amount" means $.73 per Unit (or, with respect to the period commencing on the Closing Date and ending on March 31, 1990, the product of $.73 multiplied by a fraction of which the numerator is the number of days in such period and of which the denominator is 90), subject to adjustment in accordance with Sections 5.9 or 9.6 hereof.

         "Securities Act" means the Securities Act of 1933, as amended, and any successor to such statute.

         "Special Approval" means approval by (i) a majority of the members of the Board of Directors of the Managing General Partner and (ii) a majority of the members of the Conflicts and Audit Committee.

         "Special Capital" shall be the amount of the special allocation of gross income for the calendar year 1990 to the Special General Partner referenced in Section 5.1(d)(i) hereof for which the Special General Partner is issued a SPU.

         "Special General Partner" means Pride SGP, Inc., a Texas corporation, or any successor in its capacity as special general partner of the Partnership.

         "SPU" or "Special Redeemable Partner Unit" means an interest in the Partnership, held by the Special General Partner, having the right to receive certain distributions from the Partnership as described in Section 5.11 hereof.

         "Subsidiary" means, with respect to any Person, any corporation or other entity of which a majority of (i) the voting power of the voting equity securities or (ii) the outstanding equity interests is owned, directly or indirectly, by such Person.

         "Substituted Limited Partner" means a Person who is admitted as a Limited Partner to the Partnership pursuant to Section 12.2 hereof in place of and with all the rights of a Limited Partner and who is shown as a Limited Partner on the books and records of the Partnership.

         "Sufficient Net Assets" means net assets of the Partnership having a market value equal to at least 200% of the amount necessary to redeem all outstanding Preferred Units at the Preferred Unit Redemption Amount.

         "Surviving Business Entity" has the meaning assigned to such term in
Section 16.2(b) hereof.

         "Terminating Capital Transactions" means any sales or other dispositions of assets of the Partnership following the last day on which the holder of a Preferred Unit may convert Preferred Units into Common Units pursuant to Section 18.1 hereof as a result of a dissolution of the Partnership for the purpose of liquidation.

         "Third Target Amount" means $.83 per Unit (or, with respect to the period commencing on the Closing Date and ending on March 31, 1990, the product of $.83 multiplied by a fraction of which the numerator is the number of days in such period and of which the denominator is 90), subject to adjustment in accordance with Sections 5.9 or 9.6 hereof.

         "Trading Day" has the meaning assigned to such term in Section
17.1(a)
hereof.

         "Transfer Agent" means the Depositary or any bank, trust company or other Person appointed by the Partnership to act as transfer agent for the Units.

         "Transfer Application" means an application and agreement for transfer of Depositary Units in the form set forth on the back of a Depositary Receipt or in a form substantially to the same effect in a separate instrument.

         "Underwriter" means each Person named as an underwriter in the Underwriting Agreement who purchases Units pursuant thereto.

         "Underwriting Agreement" means the Underwriting Agreement among the Underwriters, the Partnership and the General Partners.

         "Unit" means a Partnership Interest of a Limited Partner or Assignee in the Partnership (not including the SPU) representing a fractional part of the Partnership Interests of all Limited Partners and Assignees; provided, however, that in the event any class or series of Units issued pursuant to
Section 4.4 hereof shall have designations, preferences or special rights such that a Unit of such class or series shall represent a greater or lesser part of the Partnership Interests of all Limited Partners or Assignees than a Unit of any other class or series of Units, the Partnership Interest represented by such class or series of Units shall be determined in accordance with such designations, preferences or special rights. Unless otherwise specifically indicated to the contrary, Units includes Depositary Units. For the purpose of
Articles IV, X and XI hereof, Units include the Incentive Interest.

         "Unit Register" has the meaning assigned to such term in Section 10.2(a) hereof.

         "Unrealized Gain" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the fair market value of such property as of such date, over (b) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 4.6(d) hereof) as of such date. In determining such Unrealized Gain, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the Managing General Partner using such reasonable method of valuation as if may adopt; provided, however, the Managing General Partner, in arriving at such valuation, must take fully into account (to the extent appropriate under the regulations promulgated under Section 704(b) of the Code) the Limited Partner Equity Value and the General Partner Equity Value at such time. The Managing General Partner shall allocate such aggregate value among the assets of the Partnership
(in such manner as it determines in its sole discretion to be reasonable) to arrive at a fair market value for individual properties.

         "Unrealized Loss" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the Carrying
Value of such property as of such date (prior to any adjustment to be made pursuant to Section 4.6(d) hereof) as of such date, over (b) the fair market value of such property as of such date. In determining such Unrealized Loss, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the Managing General Partner using such reasonable method of valuation as it may adopt: provided, however, the Managing General Partner, in arriving at such valuation, must take fully into account (to the extent appropriate under the regulations promulgated under Section 704(b) of the Code) the Limited Partner Equity Value and the General Partner Equity Value at such time. The Managing General Partner shall allocate such aggregate value among the assets of the Partnership
(in such manner as it determines in its sole discretion to be reasonable) to arrive at a fair market value for individual properties.

                                  ARTICLE III

                                    PURPOSE

         3.1 Purpose and Business. The purpose and nature of the business to be conducted by the Partnership shall be (i) to conduct any business that may be lawfully conducted by a limited partnership organized pursuant to the Delaware Act, including, without limitation, the refining, transport, gathering and sale of hydrocarbon-based products, (ii) to enter into any partnership, joint venture or other similar arrangements to engage in any of the foregoing or the ownership of interests in any entity engaged in any of the foregoing, and (iii) to do anything necessary or incidental to the foregoing.

         3.2 Powers. The Partnership shall be empowered to do any and all acts and things necessary, appropriate, proper, advisable, incidental to or convenient for the furtherance and accomplishment of the purposes and business described herein and for the protection and benefit of the Partnership.

                                   ARTICLE IV

                             CAPITAL CONTRIBUTIONS

         4.1 Initial Contributions. In order to form the Partnership under the Delaware Act, the Managing General Partner has made an initial Capital Contribution to the Partnership in the amount of $19, the Special General Partner has made an initial Capital Contribution of $1, and the Managing General Partner has accepted a Capital Contribution to the Partnership in the amount of $980 from the Organizational Limited Partner for a limited partner's interest in the Partnership, and the Organizational Limited Partner has been admitted as a limited partner of the Partnership.

         4.2 Return of Initial Contributions. As of the Closing Date, after giving effect to (i) the transactions contemplated by Section 4.3 hereof and (ii) the admission to the Partnership of the Initial Limited Partners in accordance with this Agreement, the interest in the Partnership of the Organizational Limited Partner shall be terminated, the $19 Capital Contribution by the Managing General Partner, the $1 Capital Contribution of the Special General Partner, and the $980 Capital Contribution by the Organizational Limited Partner as initial Capital Contributions shall be refunded. Ninety-eight percent (98%) of any interest or other profit which may have resulted from the investment or other use of such initial Capital Contributions shall be allocated and distributed to the Organizational Limited
Partner, the balance thereof shall be allocated and distributed to the Managing
General Partner and Special General Partner in the proportion that their respective percentage interests as general partners bears to 2%.

         4.3     Contribution by the General Partners and the Underwriters.
(a) On the Closing Date, the Managing General Partner shall contribute to the capital of the Partnership $1,000 in exchange for a 1.9% general partner interest in the Partnership and Incentive Interests.

         (b) On the Closing Date, the Special General Partner shall, as further provided in the Conveyance Agreement, contribute, transfer, convey, assign and deliver to the Partnership, as a Capital Contribution, the Assets (as defined in the Conveyance Agreement) in exchange for a 0.1% general partner interest in the Partnership and a limited partner interest in the Partnership represented by 5,250,000 Common Units.

         (c) On the Closing Date, and as will then be required by the Underwriting Agreement, each Underwriter shall contribute to the Partnership, in exchange for the number of Preferred Units then specified in the Underwriting Agreement to be purchased by such Underwriter at such time of delivery, an amount in cash equal to the Issue Price for such Preferred Units (as then specified in the Underwriting Agreement) multiplied by such number of
Preferred Units being so purchased. Upon receipt of such Capital Contribution, each Underwriter shall be admitted to the Partnership as an Initial Limited Partner in respect of the Units so issued to it.

         (d) If the Underwriters exercise the over-allotment option granted pursuant to the Underwriting Agreement, then on the date established pursuant thereto, the Underwriters shall contribute to the Partnership an amount of cash equal to the Issue Price specified in the Underwriting Agreement multiplied by the number of Preferred Units established pursuant to the Underwriting Agreement to be purchased by the Underwriters on exercise of the over-allotment option. The effective date of any Capital Contribution made pursuant hereto shall be deemed to be the time of delivery pursuant to Section 4.1(c) hereof, regardless of the actual date of such contribution.

         4.4     Issuances of Additional Units and Other Securities.  (a)
The
Managing General Partner is hereby authorized to cause the Partnership to issue, in addition to the Units issued pursuant to Section 4.3 hereof, such additional Units, or classes or series thereof, or options, rights, warrants or appreciation rights relating thereto, or any other type of equity security that the Partnership may lawfully issue ("Partnership Equity Securities"), any unsecured or secured debt obligations of the Partnership convertible into any class or series of equity securities of the Partnership ("Partnership Debt Securities") (collectively, "Partnership Securities"), for any Partnership purpose at any time or from time to time, to the Partners or to other Persons for such consideration and on such terms and conditions as shall be established by the Managing General Partner in its sole discretion, all without the approval of any Limited Partners. The Managing General Partner shall have sole discretion, subject to the guidelines set forth in this Section 4.4 and the requirements of the Delaware Act, in determining the consideration and terms and conditions with respect to any future issuance of Partnership Securities.

         (b) Additional Partnership Securities to be issued by the Partnership pursuant to this Section 4.4 shall be issuable from time to time in one or more classes, or one or more series of any of such classes, with such designations, preferences and relative, participating, optional or other special rights, powers and duties, including rights, powers and duties senior to existing classes and series of Partnership Securities, all as shall be fixed by the Managing General Partner in the exercise of its sole and complete discretion, subject to Delaware law, including, without limitation, (i) the allocations of items of Partnership income, gain, loss, and deduction to each such class or series of Partnership Securities; (ii) the right of each such class or series of Partnership Securities to share in Partnership distributions; (iii) the rights of each such class or series of Partnership Securities upon dissolution and liquidation of the Partnership; (iv) whether such class or series of additional Partnership Securities is redeemable by the
Partnership and, if so, the price at which, and the terms and conditions upon which, such class or series of additional Partnership Securities may be redeemed by the Partnership; (v) whether such class or series of additional Partnership Securities is issued with the privilege of conversion and, if so, the rate at which, and the terms and conditions upon which, such class or series of Partnership Securities may be converted into any other class or series of Partnership Securities; (vi) the terms and conditions upon which each such class or series of Partnership Securities will be issued, deposited with the Depositary, evidenced by Depositary Receipts and assigned or transferred; and (vii) the right, if any, of each such class or series of Partnership Securities to vote on Partnership matters, including matters relating to the relative rights, preferences and privileges of each such class or series.

         (c) Notwithstanding the terms of Sections 4.4(a) and 4.4(b) hereof, prior to the Initial Conversion Date the Partnership shall not issue
(i) Partnership Equity Securities ranking senior to the Preferred Units in priority of distributions prior to or upon liquidation, or (ii) an aggregate of more than 1,000,000 additional Preferred Units (excluding Units issued in the Initial Offering, including upon the exercise of the Underwriters' over-allotment option) or other equity securities of the Partnership with a comparable value to and ranking on a parity with the Preferred Units in priority of distributions prior to or upon liquidation without, in either event, the prior approval of the holders of at least 66-2/3% of the Outstanding
Preferred Units (excluding for purposes of such determination Units owned by the General Partners and their Affiliates). After the Initial Conversion Date, the Managing General Partner may cause the Partnership to issue Units or other
Partnership Securities having rights to distributions prior to or upon liquidation ranking on a parity with or prior or senior to the Preferred Units without the approval of the holders of the Preferred Units.

         (d) The Managing General Partner is hereby authorized and directed to take all actions which it deems appropriate or necessary in connection with each issuance of Units or other Partnership Securities pursuant to Section 4.4(a) hereof and to amend this Agreement in any manner which it deems appropriate or necessary to provide for each such issuance, to admit Additional
Limited Partners in connection therewith and to specify the relative rights, powers and duties of the holders of the Partnership Securities being so issued.

         (e) The Managing General Partner shall do all things necessary to comply with the Delaware Act and is authorized and directed to do all things it deems to be necessary or advisable in connection with any future issuance of Partnership Securities, including compliance with any statute, rule, regulation or guideline of any federal, state or other governmental agency or any National
Securities Exchange on which the Depositary Units or other Partnership Securities are listed for trading.

         4.5 No Preemptive Rights. No Person shall have any preemptive, preferential or other similar right with respect to (a) additional Capital Contributions; (b) issuance or sale of any class or series of Units or other Partnership Securities, whether unissued, held in the treasury or hereafter created; (c) issuance of any obligations, evidences of indebtedness or other securities of the Partnership convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase or subscribe to, any such Units or Partnership Securities; (d) issuance of any right of subscription to or right to receive, or any warrant or option for the purchase of, any such Units or Partnership Securities; or (e) issuance or sale of any other securities that may be issued or sold by the Partnership.

         4.6 Capital Accounts. (a) The Partnership shall maintain for each Partner (or a beneficial owner of Units held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031 (c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion) a separate Capital Account in accordance with the rules of Treasury Regulation Section 1.704-1(b)(2)(iv). Such Capital Account shall be increased by (i) the amount of all Capital Contributions made by such Partner to the Partnership pursuant to this Agreement and (ii) all items of Partnership income and gain (including income and gain exempt from tax) computed in accordance with Section 4.6(b) hereof and allocated to such Partner pursuant to Article V hereof, and decreased by (x) the amount of cash or Net Agreed Value of all distributions of cash or property made to such Partner pursuant to this Agreement and (y) all items of Partnership deduction and loss computed in accordance with Section 4.6(b) hereof and allocated to such Partner pursuant to Article V hereof.

         (b) For purposes of computing the amount of any item of income, gain, deduction or loss to be reflected in the Partners' Capital Accounts, the determination, recognition and classification of any such item shall be the same as its determination, recognition and classification for federal income tax purposes (including any method of depreciation, cost recovery or amortization used for that purpose), provided, that:

                 (i) All fees and other expenses incurred by the Partnership to promote the sale of (or to sell) a Partnership
Interest
         that can neither be deducted nor amortized under Section 709 of the Code, if any, shall, for purposes of Capital Account maintenance, be treated as an item of deduction at the time such fees and other expenses are incurred.

                 (ii)     Except as otherwise provided in Treasury Regulation
         Section 1.704-1(b)(2)(iv)(m), the computation of all items of income, gain, loss and deduction shall be made without regard to any election under Section 754 of the Code which may be made by the Partnership and, as to those items described in Section 795(a)(1)(B) or 705(a)(2)(B) of the Code, without regard to the fact that such items are not includable in gross income or are neither currently deductible
         nor capitalized for federal income tax purposes.

                 (iii) Any income, gain or loss attributable to the taxable disposition of any Partnership property shall be determined as if the adjusted basis of such property as of such date of disposition were equal in amount to the Partnership's Carrying Value with respect to such property as of such date.

                 (iv)     In accordance with the requirements of Section
704(b)
         of the Code, any deductions for depreciation, cost recovery, or amortization attributable to any, Contributed Property shall be determined as if the adjusted basis of such property as of the date it
         was acquired by the Partnership was equal to the Agreed Value of such property. Upon an adjustment pursuant to Section 4.6(d) hereof to the
         Carrying Value of any Partnership property subject to depreciation, cost recovery or amortization, any further deductions for such depreciation, cost recovery or amortization attributable to such property shall be determined (A) as if the adjusted basis of such property were equal to the Carrying Value of such property immediately
         following such adjustment and (B) using a rate of depreciation, cost recovery or amortization derived from the same method and useful life
         (or, if applicable, the remaining useful life) as is applied for federal income tax purposes; provided, however, that, if the asset has
         a zero adjusted basis for federal income tax purposes, depreciation, cost recovery, or amortization deductions shall be determined using any reasonable method that the Managing General Partner may adopt.

                 (v) If the Partnership's adjusted basis in a depreciable
         or cost recovery property is reduced for federal income tax purposes pursuant to Sections 48(q)(1) or 48(q)(3) of the Code, the amount of such reduction shall solely for purposes hereof be deemed to be an additional depreciation or cost recovery deduction in the year such property is placed in service and shall be allocated among the Partners pursuant to Section 5.1 hereof. Any restoration of such basis pursuant to Section 48(q)(2) of the Code shall be allocated in the year of such restoration as an item of income pursuant to
Article
         V hereof.

         (c) A transferee of a Partnership Interest shall succeed to a pro rata portion of the Capital Account of the transferor relating to the Partnership Interest so transferred: provided, however, that, if the transfer causes a termination of the Partnership under Section 708(b)(1)(B) of the Code, the Partnership's properties shall be deemed to have been distributed in liquidation of the Partnership to the Partners (including the transferee of a
Partnership Interest) pursuant to

Sections 14.3 and 14.4 hereof and recontributed by such Partners in reconstitution of the Partnership. Any such deemed distribution shall be treated as an actual distribution for purposes of this Section 4.6. In such event, the Carrying Values of the Partnership properties shall be adjusted immediately prior to such deemed distribution pursuant to Section 4.6(d)(ii) hereof and such adjusted Carrying Values shall then constitute the Agreed Values of such properties upon such deemed contribution to the reconstituted Partnership. The Capital Accounts of such reconstituted Partnership shall be maintained in accordance with the principles of this Section 4.6.

         (d)(i)  Consistent with the provisions of Treasury Regulation
Section
1.704-1(b)(2)(iv) (f), on an issuance of additional Units for cash or Contributed Property, the Capital Accounts of all Partners and the Carrying Value of each Partnership property immediately prior to such issuance shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such property immediately prior to such issuance and had been allocated to the Partners at such time as provided in Section 5.1.

                 (ii)     In accordance with Treasury Regulations Section
1.704
- 1(b)(2)(iv)(f), immediately prior to any distribution to a Partner of any Partnership property (other than a distribution of cash that is not in redemption or retirement of a Partnership Interest), the Capital Accounts of all Partners and the Carrying Value of each Partnership property shall, immediately prior to any such distribution, be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized in a sale of each such property immediately prior to such distribution for an amount equal to its fair market value. Any Unrealized Gain or Unrealized Loss attributable to such property shall be allocated to the Partners as provided in
Section 5.1.

         4.7 Interest. No interest shall be paid by the Partnership on Capital Contributions or on balances in Partners' Capital Accounts.

         4.8 No Withdrawal. No Partner shall be entitled to withdraw any part of his Capital Contribution or his Capital Account or to receive any, distribution from the Partnership, except as provided in Section 4.2 hereof, and Articles V, XIII and XIV hereof.

         4.9 Loans from Partners. Loans by a Partner to the Partnership shall not constitute Capital Contributions. If any Partner shall advance funds to the Partnership in excess of the amounts required hereunder to be contributed by it to the capital of the Partnership, the making of such excess advances shall not result in any increase in the amount of the Capital Account for such Partner. The amount of any such excess advances shall be a debt obligation of the Partnership to such Partner and shall be payable or collectible only out of the Partnership assets in accordance with the terms and conditions upon which such advances are made.

         4.10 No Fractional Units. No fractional Units shall be issued by the Partnership.

         4.11 Splits and Combinations. (a) Subject to Sections 4.11 (f) and
5.10 hereof, the Managing General Partner may make a pro rata distribution of Units or Partnership Securities to all Record Holders or may effect a subdivision or combination of Units or other Partnership Securities: provided, however, that after any such distribution, subdivision or combination, each Partner shall have the same Percentage Interest in the Partnership as before such distribution, subdivision or combination: and provided, however, that nothing in this Section 4.11 shall be deemed to authorize the Managing General
Partner to combine Units or Partnership Securities of any class or series with those of any other class or series.

         (b) If Partnership Debt Securities are distributed pursuant to Sections 4.11(a), such distribution shall be treated as a distribution of property for purposes of this Agreement.

         (c)     If Partnership Equity Securities are distributed pursuant to
Section 4.11(a), the Managing General Partner shall be authorized to allocate the Capital Account attributable to any Partner among the Partnership Equity Securities held by such Partner using such reasonable method of allocation as it may adopt.

         (d) Whenever such a distribution, subdivision or combination of Units or Partnership Securities is declared, the Managing General Partner shall select a Record Date as of which the distribution, subdivision or combination shall be effective and shall send notice of the distribution, subdivision or combination at least 20 days prior to such Record Date, to each Record Holder as of the date not less than 10 days prior to the date of such notice. The Managing General Partner also may cause a firm of independent public accountants selected by it to calculate the number of Units to be held by each
Record Holder after giving effect to such distribution, subdivision or combination. The Managing General Partner shall be entitled to rely on any certificate provided by such firm as conclusive evidence of the accuracy of such calculation.

         (e) Promptly following any such distribution, subdivision or combination, the Managing General Partner may cause Depositary Receipts to be issued to the Record Holders of Units as of the applicable Record Date representing the new number of Units held by such Record Holders, or the Managing General Partner may adopt such other procedures as it may deem appropriate to reflect such distribution, subdivision or combination; provided, however, that in the event any such distribution, subdivision or combination results in a smaller total number of Units outstanding, the Managing General Partner shall require, as a condition to the delivery to a Record Holder of such new Depositary Receipt, the surrender of any Depositary Receipt held by such Record Holder immediately prior to such Record Date.

         (f) The Partnership shall not issue fractional Units upon any distribution, subdivision or combination of Units. If a distribution, subdivision or combination of Units would result in the issuance of fractional
Units but for the provisions of Section 4.10 hereof and this Section 4.11(f), each fractional Unit shall be rounded to the nearest whole Unit (and a 0.5 Unit shall be rounded to the next higher Unit).

                                   ARTICLE V

                         ALLOCATIONS AND DISTRIBUTIONS

         5.1 Allocations For Capital Account Purposes. For purposes of maintaining the Capital Accounts and in determining the rights of the Partners among themselves, the Partnership's items of income, gain, loss and deduction (computed in accordance with Section 4.6(b) hereof) shall be allocated among the Partners in each taxable year (or portion thereof) as provided herein below.

                 (a) Net Income. After giving effect to the special allocations set forth in Sections 5.1(d) and 5.1(e), all items of income, gain, loss and deduction taken into account in computing Net Income for such taxable period shall be allocated in the same manner as such Net Income is allocated hereunder which Net Income shall be allocated as follows:

                          (i) First, 100% to the General Partners, in the proportion that their respective Percentage Interest bears to
                 2%, until the aggregate Net Income allocated to the General Partners pursuant to this Section 5.1(a)(ii) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the General Partners pursuant to Section 5.1(b)(iii) hereof for all previous taxable years;

                          (ii)    Second, 100% to the Limited Partners
holding
                 Preferred Units or Common Units in the proportion that the respective number of Units held by them bears to the total number of Units then outstanding (as determined by the number
                 of Common Units into which the Preferred Units are then convertible), until the aggregate Net Income allocated to the
                 holder of a Unit pursuant to this Section 5.1(a)(ii) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the holder of such Unit pursuant to Section 5.1(b)(ii) hereof for all previous taxable years: and

                          (iii) Third, the balance, if any, 100% to the General Partners and the Limited Partners in accordance with their respective Percentage Interests.

                 (b) Net Losses. After giving effect to the special allocations set forth in Sections 5.1(d) and 5.1(e) hereof, all items
         of income, gain, loss and deduction taken into account in computing Net Losses for such taxable period shall be allocated in the same manner as such Net Losses are allocated hereunder which Net Losses shall be allocated as follows:

                          (i) First, 100% to the General Partners and the Limited Partners in accordance with their respective Percentage Interests, until the aggregate Net Losses allocated
                 to the holder of a Unit pursuant to this Section 5.1(b)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Income allocated to the holder of such Unit pursuant to Section 5.1(a)(iii) hereof for all previous taxable years;

                          (ii)    Second, 100% to the Limited Partners
holding
                 Preferred Units or Common Units, in the proportion that the respective number of Units held by them bears to the total number of Units then outstanding (as determined by the number
                 of Common Units into which the Preferred Units are then convertible); provided, that Net Losses shall not be allocated
                 pursuant to this Section 5.1(b)(ii) to the extent that such allocation would cause any Limited Partner to have a deficit balance in its Adjusted Capital Account at the end of such taxable year (or increase any existing deficit balance in its
                 Adjusted Capital Account); and

                          (iii) Third, the balance, if any, 100% to the General Partners, in the proportion that their respective Percentage Interests bears to 2%.

                 (c) Net Termination Gain and Losses. After giving effect
         to the special allocations set forth in Sections 5.1(d) and 5.1(e) hereof, all items of income, gain, loss and deduction taken into account in computing Net Termination Gain or Net Termination Loss for
         such taxable period shall be allocated in the same manner as such Net
         Termination Gain or Net Termination Loss is allocated hereunder.
All
         allocations under this Section 5.1(c) shall be made after Capital Account balances have been adjusted by all other allocations provided
         under this Section and after all distributions of Available Cash provided under Section 5.4 or 5.5 hereof have been made with respect to such taxable period.

                 (i) If a Net Termination Gain is recognized, such Net Termination Gain shall be allocated between the General Partners and the Limited Partners in the following manner (and the Capital
Accounts
         of the Partners shall be increased by the amount so allocated in each of the following subclauses, in the order listed, before an allocation is made pursuant to the next succeeding subclause):

                          (A) First, to each Partner having a deficit balance in its Adjusted Capital Account, in the proportion of
                 such deficit balance to the deficit balances in the Adjusted Capital Accounts of all Partners, until each such Partner has
                 been allocated Net Termination Gain equal to any such deficit balance in its Adjusted Capital Account;

                          (B) Second, 98% to Limited Partners holding Preferred Units in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until each such Limited Partner's Adjusted Capital Account (determined on a per Unit basis) is equal to the Preferred Unit Redemption Amount;

                          (C)     Third, 98% to Limited Partners holding
Common
                 Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1%
to
                 the Special General Partner until each such Limited
Partner's
                 Adjusted Capital Account in respect of its Common Units (determined on a per Unit basis) is equal to the sum of (aa) its Remaining Capital plus (bb) any then existing Cumulative Common Unit Deficiency;

                          (D) Fourth, 100% to the Special General Partner until the Special General Partner's Adjusted Capital Account in respect of its SPU is equal to its Remaining Special Capital;

                          (E)     Fifth, 78% to Limited Partners holding
Common
                 Units in the proportion that the respective number of Common Units held by them bears to the total number of Common
Units,
                 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 20% to the Managing General Partner
until
                 each Limited Partner's Adjusted Capital Account in respect of its Common Units (determined on a per Unit basis) is equal to the sum of the (aa) Remaining Capital plus (bb) any then remaining Cumulative Common Unit Deficiency plus the excess of
                 (i) the Capital Target Amount over (ii) its Initial Unit
Price
                 and any amounts previously distributed pursuant to paragraph "Fourth" of Section 5.7 (a) hereof; and

                          (F)     Finally, any remaining amount 48% to
Limited
                 Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 50% to
the
                 Managing General Partner.

                 (ii) If a Net Termination Loss is recognized, such Net Termination Loss shall be allocated to the Partners in the following manner:

                          (A) First, 98% to Limited Partners holding Preferred Units in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until each such Limited Partner's Adjusted Capital Account in respect of
                 its Preferred Units (determined on a per Unit basis) is equal to the Preferred Unit Redemption Amount:

                          (B) Second, 98% to Limited Partners holding Common Units in proportion to, and to the extent of, the positive balances in their respective Adjusted Capital Accounts, 1.9% to the Managing General Partner and 0.1% to
the
                 Special General Partner until such Limited Partner's
Adjusted
                 Capital Accounts are reduced to zero;

                          (C) Third, 100% to the Special General Partner until the Special General Partner's Adjusted Capital Account in respect of its SPU is reduced to zero;

                          (D) Fourth, 98% to the Limited Partners holding Preferred Units, 1.9% to the Managing General Partner and
0.1%
                 to the Special General Partner until such Limited Partners' Adjusted Capital Accounts are reduced to zero; and

                          (E) Finally, the balance, if any, 100% to the General Partners in the proportion that their respective Percentage Interest bears to 2%.

         (d) Agreed Allocations. Notwithstanding any other provisions of this Section 5.1 (other than Section 5.1(e) hereof), the following special allocations shall be made for such taxable period:

                 (i) Special Capital. During 1990, the Special General Partner will be allocated $12,500,000 of gross income ("Special Capital") which would otherwise be allocated to the Limited
Partners.
         Such allocation shall be made prior to the application of any other allocations pursuant to this Section 5.1(d) with respect to such period.

                 (ii)     Priority Allocations.

                          (A)     If the amount of cash or the Net Agreed
Value
                 of any property distributed (except cash or property distributed pursuant to Section 14.3 or 14.4 hereof) to any Limited Partner during a taxable year is greater (on a per Unit basis) than the amount of cash or the Net Agreed Value of
                 property distributed to the other Limited Partners (on a per Unit basis), then (1) each Limited Partner receiving such greater cash or property distribution shall be allocated gross
                 income in an amount equal to the product of (x) the amount by which the distribution (on a per Unit basis) to such Limited Partner exceeds the distribution (on a per Unit basis) to the
                 Limited Partners receiving the smallest distribution and (y) the number of Units owned by the Limited Partner receiving the
                 greater distribution; and (2) the General Partners shall be allocated gross income (95% to the Managing General Partner and 5% to the Special General Partner) in an amount equal to 2.0408% of the sum of the amounts allocated in clause (1) above.

                          (B) If the amount of cash and the Net Agreed Value of any property distributed (except cash or property distributed pursuant to Section 14.3 or 14.4 hereof and other
                 than distributions in respect of the Incentive Interests and the Special Capital) to the Limited Partners or the General Partners during a taxable year exceeds that which would have been distributed to either class of partners had such distributions been made in the ratio of 98% and 2% (as between
                 the Limited Partners and the General Partners, respectively), such class receiving the excess distribution will be allocated gross income in an amount equal to such excess. Gross income allocated to the Limited Partners pursuant to this Section 5.1(d)(ii)(B) shall be allocated among such Limited Partners in the proportion that the respective number of Units held by
                 them bears to the total number of Units (as determined in each case by the number of Common Units into which the Preferred Units are convertible). Gross income allocated to the
General
                 Partners pursuant to this Section 5.1(d)(ii)(B) shall be allocated among such General Partners in the ratio that their
                 respective Percentage Interests bear to 2%.

                          (C)     If cash is distributed to the Special
General
                 Partner pursuant to Section 5.4(b), 5.5(b) or 5.7(b) hereof in respect of yield on the SPU, but without regard to amounts distributed in respect of a return of the Special Capital, the
                 Special General Partner shall be allocated items of Partnership gross income or gain until the aggregate amount so
                 allocated for the current taxable period and all prior taxable periods is equal to the cumulative amount of such cash distributed to the Special General Partner for the current taxable period and all prior taxable periods.

                          (D) All or a portion of the remaining items of Partnership gross income or gain for the taxable period, if any, shall be allocated 100% to the Managing General Partner (or its assignee) until the aggregate amount of such items allocated to the Managing General Partner (or its assignee) under this paragraph (ii)(D) for the current taxable period and all previous taxable periods is equal to the cumulative amount of cash distributed to the Managing General Partner
(or
                 its assignee) in respect of its Incentive Interest from the Closing Date to a date 45 days after the end of the current taxable period.

                 (iii) Nonrecourse Liabilities. For purposes of Treasury Regulation Section 1.752-1T(e)(ii)(C), the Partners agree that Nonrecourse Liabilities of the Partnership in excess of the sum of
(A)
         the amount of Partnership Minimum Gain and (B) the total amount of Nonrecourse Built-in Gain shall be allocated among the Partners in accordance with their respective Percentage Interests.

                 (iv) Discretionary Allocation. (A) Notwithstanding any other provisions of Section 5.1(a), (b) or (c) hereof, the Agreed Allocations shall be adjusted so that, to the extent possible, the net
         amount of items of income, gain, loss and deduction allocated to





                                      A-32
<PAG
         each Partner pursuant to the Required Allocations and the Agreed Allocations, together, shall be equal to the net amount of such items
         that would have been allocated to each such Partner under the Agreed Allocations had there been no Required Allocations; provided, however,
         that for purposes of applying this Section 5.1(d)(iv)(A), it shall be assumed that all chargebacks pursuant to Section 5.1(e)(i) and (ii) hereof have occurred.

                          (B) The Managing General Partner shall have reasonable discretion, with respect to each taxable year, to
                 (1) apply the provisions of Section 5.1(d)(iv)(A) hereof in whatever fashion as is most likely to minimize the economic distortions that might otherwise result from the Required Allocations, and (2) divide all allocations pursuant to
                 Section 5.1(d)(iv)(A) hereof among the Partners in a manner that is likely to minimize such economic distortions.

         (e) Required Allocations. Notwithstanding any other provision of this Section 5.1, the following special allocations shall be made for such taxable period:

                 (i)      Partnership Minimum Gain Chargeback.
Notwithstanding
         the other provisions of this Section 5.1, if there is a net decrease in Partnership Minimum Gain during any Partnership taxable period, each Partner shall be allocated items of Partnership income and gain for such period (and, if necessary subsequent periods) in proportion to, and to the extent of, an amount equal to the greater of (A) the portion of such Partner's share of the net decrease in Partnership Minimum Gain during such taxable period that is allocable (in accordance with the principles set forth in Treasury Regulation
         Section 1.704-1T(b)(4)(iv)(e)(2)) to the disposition of Partnership property subject to one or more Nonrecourse Liabilities of the Partnership or (B) the deficit balance in such Partner's Adjusted Capital Account at the end of such taxable period (modified, as appropriate, by Treasury Regulation Section
1.704-1T(b)(4)(iv)(e)(2)).
         The items to be so allocated shall be determined in accordance with Treasury Regulation Section 1.704-1T(b)(4)(iv)(e) and, for purposes of
         this Section 5.1(e), each Partner's Adjusted Capital Account balance shall be determined, and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 5.1 with respect to such taxable
         period. This Section 5.1(e)(i) is intended to comply with the Partnership Minimum Gain chargeback requirement in Treasury
Regulation
         Section 1.704-1T(b)(4)(iv)(e) and shall be interpreted consistently therewith.

                 (ii) Chargeback of Minimum Gain Attributable to Partner Nonrecourse Debt. Notwithstanding the other provisions of this
         Section 5.1 (other than 5.1(e)(i) hereof), if there is a net decrease in Minimum Gain Attributable to Partner Nonrecourse Debt during any Partnership taxable period, any Partner with a share of Minimum Gain Attributable to Partner Nonrecourse Debt at the beginning of such taxable period shall be allocated items of Partnership income and gain
         for such period (and, if necessary, subsequent periods) in proportion to, and to the extent of, an amount equal to the greater of (A) the portion of such Partner's share of the net decrease in the
         Minimum Gain Attributable to Partner Nonrecourse Debt that is allocable (in accordance with the principles set forth in Treasury Regulation Section 1.704-1T(b)(4)(iv)(h)(4)) to the disposition of Partnership property subject to such Partner Nonrecourse Debt, or
(B)
         the deficit balance in such Partner's Adjusted Capital Account at the end of such taxable period (modified, as appropriate, by Treasury Regulation Section 1.704-1T(b)(4)(iv)(h)(4)). The items to be so allocated shall be determined in a manner consistent with the Principles of Treasury Regulation Section 1.704-1T(b)(4)(iv)(e) and, for purposes of this Section 5.1, each Partner's Adjusted Capital Account balance shall be determined and the allocation of income or gain required hereunder shall be effected, prior to the application of
         any other allocations pursuant to this Section 5.1(e), other than
         Section 5.1(e)(1) hereof, with respect to such taxable period.  This
         Section 5.1(e)(ii) is intended to comply with the chargeback of items of income and gain required in Treasury Regulation Section 1.704-1T(b)(4)(iv)(h)(4) and shall be interpreted consistently therewith.

                 (iii) Qualified Income Offset. In the event any Partner unexpectedly receives adjustments, allocations or distributions described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5), or 1.704-1(b)(2)(ii)(d)(6) (modified as appropriate by Treasury Regulation Sections 1.704-1T(b)(4)(iv)(e)(3) and 1.704-1T(b)(4)(iv)(h)(4)), items of Partnership income and gain shall be specifically allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the
Treasury
         regulations promulgated under Section 704(b) of the Code, the deficit balance, if any, in its Adjusted Capital Account created by such adjustments, allocations or distributions as quickly as possible unless such deficit balance is otherwise eliminated pursuant to
         Section 5.1(e)(i) or 5.1(e)(ii) hereof.

                 (iv) Gross Income Allocations. In the event any Partner has a deficit balance in its Adjusted Capital Account at the end of any Partnership taxable period that is in excess of the sum of (A)
the
         amount such Partner is obligated to restore and (B) the amount such Partner is deemed to be obligated to restore pursuant to Treasury Regulation Sections 1.704-1T(b)(4)(iv)(f) and 1.704-1T(b)(4)(h)(5),
         such Partner shall be specially allocated items of Partnership gross income and gain in the amount of such excess as quickly as possible; provided, that an allocation pursuant to this Section 5.1(e)(iv)
shall
         be made only if and to the extent that such Partner would have a deficit balance in its Adjusted Capital Account after all other allocations provided in this Section 5.1 have been tentatively made as
         if this Section 5.1(e)(iv) was not in the Agreement.

                 (v) Nonrecourse Deductions. Nonrecourse Deductions for any taxable period shall be allocated to the Partners in accordance with their respective Percentage Interests. If the Managing General Partner determines in its good faith discretion that the
Partnership's
         Nonrecourse Deductions must be allocated in a different ratio to satisfy the safe harbor requirements of the Treasury regulations promulgated under Section 704(b) of the Code, the Managing General Partner is authorized, upon notice to the Limited Partners, to revise the prescribed ratio to the numerically closest ratio which does satisfy such requirements.

                 (vi)     Partner Nonrecourse Deductions.  Partner
Nonrecourse
         Deductions for any taxable period shall be allocated 100% to the Partner that bears the Economic Risk of Loss for such Partnership Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulation Section 1.704-1T(b)(4)(iv)(h). If more than one Partner bears the Economic Risk of Loss with respect to a Partner Nonrecourse Debt, such
Partner
         Nonrecourse Deductions attributable thereto shall be allocated between or among such Partners in accordance with the ratios in which they share such Economic Risk of Loss.

         5.2 Allocations for Tax Purposes. (a) Except as otherwise provided herein, for Federal income tax purposes, each item of income, gain, loss and deduction which is recognized by the Partnership, for federal income tax purposes, shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss or deduction is allocated pursuant to Section 5.1 hereof.

         (b) In an attempt to eliminate Book-Tax Disparities attributable to a Contributed Property or Adjusted Property, each item of income, gain, loss, depreciation, depletion and cost recovery deduction which is recognized by the Partnership, for federal income tax purposes, shall be allocated for federal income tax purposes among the Partners as follows:

                 (i) (A) In case of a Contributed Property, such items attributable thereto shall be allocated among the Partners in the manner provided under Section 704(c) of the Code that takes into account the variation between the Agreed Value of such property and its adjusted basis at the time of contribution; and (B) except as otherwise provided in Section 5.2(b)(iii) hereof, any item of
Residual
         Gain or Residual Loss attributable to a Contributed Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 5.1 hereof.

                 (ii) (A) In the case of an Adjusted Property, such items shall (1) first, be allocated among the Partners in a manner consistent with the principles of Section 7.04(c) of the Code to take
         into account the Unrealized Gain or Unrealized Loss attributable to such property and the allocations thereof pursuant to Section 4.6(d)(i) or (ii) hereof, and (2) second, in the event such property was originally a Contributed Property, be allocated among the
Partners
         in a manner consistent with Section 5.2(b)(i)(A) hereof; and (B) except as otherwise provided in Section 5.2(b)(iii) hereof, any item of Residual Gain or Residual Loss attributable to an Adjusted
Property
         shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to
         Section 5.1 hereof.

                 (iii) Any items of income, gain, loss or deduction otherwise allocable under Section 5.2(b)(i)(B) or 5.2(b)(ii)(B) hereof shall be subject to allocation by the Managing General Partner in a manner designed to eliminate, to the maximum extent possible, Book-Tax Disparities in a Contributed Property or Adjusted Property otherwise resulting from the application of the "ceiling" limitation (under
         Section 704(c) of the Code on Section 704(c) principles) to the allocations provided under Section 5.2(b)(i)(A) or 5.2(b)(ii)(A) hereof.

         (c) For the proper administration of the Partnership and for the preservation of uniformity of the Units (or any class or classes thereof), the
Managing General Partner shall have the sole discretion to (i) adopt such conventions as it deems appropriate in determining the amount of depreciation, amortization and cost recovery deductions; (ii) make special allocations for federal income tax purposes of income (including gross income) or deductions; and (iii) amend the provisions of this Agreement as appropriate (x) to reflect the proposal or promulgation of Treasury regulations under Section 704(b) of the Code or (y) otherwise to preserve or achieve uniformity of the Units (or any class or classes thereof). The Managing General Partner may adopt such conventions, make such allocations and make such amendments to this Agreement as provided in this Section 5.2(c) only if such conventions, allocations or amendments would not have a material adverse effect on the Partners, the holders of any class or classes of Units issued and outstanding or the Partnership, and if such allocations are consistent with the principles of
Section 704 of the Code.

         (d) The Managing General Partner in its sole discretion may determine to depreciate the portion of an adjustment under Section 743(b) of the Code attributable to unrealized appreciation in any Adjusted Property (to the extent of the unamortized Book-Tax Disparity) using a predetermined rate derived from the depreciation method and useful life applied to the Partnership's common basis of such property, despite the inconsistency of such approach with Proposed Treasury Regulation Section 1.168-2(n) and Treasury Regulation Section 1.167(c)-1(a)(6). If the Managing General Partner later determines that such reporting position cannot reasonably be taken, the Managing General Partner may adopt a depreciation convention under which all purchasers acquiring Units in the same month would receive depreciation based upon the same applicable rate as if they had purchased a direct interest in the
Partnership's property. If the Managing General Partner chooses not to utilize such aggregate method, the Managing General Partner may use any other reasonable depreciation convention to preserve the uniformity of the intrinsic tax characteristics of any Units that would not have a material adverse effect on the Limited Partners or the Record Holders of any class or classes of Units.

         (e) Any gain allocated to the Partners upon the sale or other taxable disposition of any Partnership asset shall, to the extent possible, after taking into account other required allocations of gain pursuant to this
Section 5.2, be characterized as Recapture Income in the same proportions and to the same extent as such Partners have been allocated any deductions directly or indirectly giving rise to the treatment of such gains as Recapture Income.

         (f) All items of income, gain, loss, deduction and credit recognized by the Partnership for federal income tax purposes and allocated to the Partners in accordance with the provisions hereof shall be determined without regard to any election under Section 754 of the Code which may be made by the Partnership, provided, however, that such allocations once made, shall be adjusted as necessary or appropriate to take into account those adjustments permitted or required by Sections 734 and 743 of the Code.

         (g) Each item of Partnership income, gain, loss and deduction attributable to a transferred Partnership Interest of the General Partners or to transferred Units shall, for federal income tax purposes, be determined on an annual basis and prorated on a monthly basis and shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business
Day of each month; provided, however, that (i) except as otherwise provided in clause (ii), such items for the period beginning on the Closing Date and ending on the last day of the month in which the Closing Date occurs shall be allocated to Partners as of the opening of the New York Stock Exchange on the first Business Day of the next succeeding month or (ii) if the Underwriters' over-allotment option is exercised, such items for the period beginning on the
Closing Date and ending on the last day of the month in which the Second Time of Delivery (as defined in the Underwriting Agreement) occurs shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of the next succeeding month; and provided, further, that gain or loss on a sale or other disposition of any assets of the Partnership other than in the ordinary course of business shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of the month in which such gain or loss is recognized for federal income tax purposes. The Managing General Partner may revise, alter or otherwise modify such methods of allocation as it determines necessary, to the extent permitted or required by Section 706 of the Code and the regulations or rulings promulgated thereunder.

         (h) Allocations that would otherwise be made to a Limited Partner under the provisions of this Article V shall instead be made to the beneficial owner of Units held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031
(c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion.

         5.3     Requirement and Characterization of Distributions.  Within
60
days following the end of each calendar quarter (or by August 31, 1990 with respect to the period from the Closing Date to March 31, 1990) an amount equal to 100% of Available Cash with respect to such quarter (or period) shall be distributed in accordance with this Article V by the Partnership to the Partners, as of the Record Date selected by the Managing General Partner in its reasonable discretion. The Managing General Partner shall have the right to determine in its sole discretion the amount of Available Cash for each quarter except to the extent it is established that such determination is contrary to any express requirement of this Agreement. The foregoing shall not modify in any respect the provisions of Section 4.2 hereof regarding the distribution of any interest or other profit on the initial contributions referred to therein.

         5.4 Distributions Prior to the Initial Conversion Date. (a) Available Cash with respect to an calendar quarter ending prior to the Initial
Conversion Date shall be distributed as follows:

                 First, 98% to Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units outstanding, 1.9% to the
         Managing General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each of the Preferred Units an amount equal to the Base Amount;

                 Second, 98% to Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units outstanding, 1.9%
to
         the Managing General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each of the Preferred Units outstanding an amount equal to the Cumulative Base
Distribution
         Deficiency at the time of the distribution;

                 Third, 98% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner
until
         there has been distributed in respect of each of the Common Units outstanding in amount equal to the Base Amount;

                 Fourth, 98% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units Outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner
until
         there has been distributed in respect of each of the Common Units outstanding an amount equal to amy Cumulative Common Unit Deficiency at the time of the distribution;

                 Fifth, 98% to all Limited Partners, in the proportion that the respective number of Units held by them bears to the total number of Units (as determined in each case by the number of Common Units into which the Preferred Units are then convertible), 1.9% to the
Managing
         General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each Unit outstanding an amount equal to the excess of the First Target Amount over the Base Amount;

                 Sixth, 88% to all Limited Partners, in the proportion that the respective number of Units held by them bears to the total number of Units (as determined in each case by the number of Common Units into which the Preferred Units are then convertible), 1.9% to the
Managing
         General Partner and 0.1% to the Special General Partner and 10% to the
         Managing General Partner in respect of the Incentive Interests until there has been distributed in respect of each Unit outstanding an amount equal to the excess of the Second Target Amount over the
First
         Target Amount;

                 Seventh, 78% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 20% to
the
         Managing General Partner in respect of the Incentive Interests until there has been distributed in respect of each Common Unit outstanding
         an amount equal to the excess of the Third Target Amount over the Second Target Amount; and

                 Thereafter, 48% to all Limited Partners, in the proportion that the respective number of Units held by them bears to the total number of Units (as determined in each case by the number of Common Units into which the Preferred Units are then convertible), 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 50% to the Managing General Partner in respect of the Incentive Interests.

         (b)     Notwithstanding the foregoing distributions in Section
5.4(a)
hereof, Available Cash with respect to any quarter of any calendar year from and after January 1, 1994 shall be distributed with respect to the SPU immediately after the distribution referenced in paragraph "Fourth" of Section
5.4(a) hereof but before the distribution referenced in paragraph "Fifth" of
Section 5.4(a) hereof in an amount equal to the amounts (including the yield on and reduction in the Special Capital) then due and owing with respect to the SPU pursuant to Section 5.11 hereof.

         5.5 Distributions After the Initial Conversion Date. (a) Available Cash with respect to any calendar quarter ending after the Initial Conversion Date shall be distributed as follows:

                 First, 98% to Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each of the Preferred Units an amount equal to the Preferred Amount;

                 Second, 98% to Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner
until
         there has been distributed in respect of each of the Preferred Units an amount equal to the Cumulative Base Distribution Deficiency at the
         time of the distribution;

                 Third, 98% to the Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner
until
         there has been distributed in respect of each of the Preferred Units an amount equal to the Cumulative Preferred Distribution Deficiency at
         the time of the distribution;

                 Fourth, 98% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner
until
         there has been distributed in respect of each of the Common Units outstanding an amount equal to the Preferred Amount;

                 Fifth, 98% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each of the Common Units outstanding an amount equal to the excess of the First Target Amount over the Base Amount.

                 Sixth, 88% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 10% to
the
         Managing General Partner in respect of the Incentive Interests until there has been distributed in respect of each Common Unit outstanding
         an amount equal to the excess of the Second Target Amount over the First Target Amount;

                 Seventh, 78% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 20% to
the
         Managing General Partner in respect of the Incentive Interests until there has been distributed in respect of each Common Unit outstanding
         an amount equal to the excess of the Third Target Amount over the Second Target Amount; and

                 Thereafter, 48% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them
         bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 50% to
the
         Managing General Partner in respect of the Incentive Interests.

         (b)     Notwithstanding the foregoing distributions in Section
5.5(a)
hereof, Available Cash with respect to any quarter of any calendar year from and after January 1, 1994 shall be distributed with respect to the SPU immediately after the distribution referenced in paragraph "Fourth" of Section
5.5(a) hereof but before the distribution referenced in paragraph "Fifth" of
Section 5.5(a) hereof in an amount equal to the amounts (including the yield on and reduction in the Special Capital) then due and owing with respect to the SPU pursuant to Section 5.11 hereof.

         5.6 Conversion of Units. Upon termination of the Initial Period, the Preferred Units may be converted into Common Units, subject to the terms and conditions set forth in Article XVIII hereof.

         5.7 Distributions of Proceeds from Capital Transactions. (a) Proceeds from Capital Transactions which the Managing General Partner determines to distribute shall be distributed, first as provided in Section 5.7(c) hereof and second as follows:

                 First, 98% to Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each of the Preferred Units an amount equal to the Cumulative Base Distribution Deficiency at the time;

                 Second, 98% to Limited Partners holding Preferred Units, in the proportion that the respective number of Preferred Units held by them bears to the total number of Preferred Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner
until
         there has been distributed in respect of each of the Preferred Units an amount equal to the Cumulative Preferred Unit Deficiency at the time of the time;

                 Third, 98% to the Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them
         bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until there has been distributed in respect of each of the Common Units an amount
         equal to the Cumulative Common Unit Deficiency for each Common Unit;

                 Fourth, 98% to Limited Partners holding Preferred Units or Common Units, in the proportion that the respective number of Units held by them bears to the total number of Units (as determined with respect to the Preferred Units by the number of Common Units into which the Preferred Units are then convertible), 1.9% to the
Managing
         General Partner and 0.1% to the Special General Partner until there has been distributed pursuant to this clause in respect of each of the
         Units outstanding, an amount equal to the Initial Unit Price;
provided
         that, if after giving effect to distributions made under this paragraph "Fourth," the Partnership would not have Sufficient Net Assets, then distributions to Limited Partners under this paragraph "Fourth" shall be adjusted so that the holders of Preferred Units would receive, to the extent possible, the Preferred Unit Redemption Amount per Preferred Unit;

                 Fifth, 78% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 20% to
the
         Managing General Partner until there has been distributed pursuant to this Section 5.7 in respect of each Common Unit outstanding an amount equal to the Capital Target Amount; and

                 Thereafter, 48% to Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them
         bears to the total number of

         Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner and 50% to the Managing General Partner.

         (b)     Notwithstanding the foregoing distributions in Section
5.7(a)
hereof, Proceeds from Capital Transactions with respect to any quarter of any calendar year from and after January 1, 1994 which would otherwise be distributed pursuant to Section 5.7(a) shall be distributed with respect to the
SPU immediately after the distribution referenced in paragraph "Third" of
Section 5.7(a) hereof and before the distribution referenced in paragraph "Fourth" of Section 5.7(a) hereof in an amount equal to the amounts (including the yield on and the reduction in the Special Capital) then due and owing with respect to the SPU pursuant to Section 5.11 hereof.

         (c) If one or more Capital Transactions shall occur in any taxable year, then before any distribution is made pursuant to Section 5.7(a) hereof (except as otherwise provided below in this Section 5.7(c)) the Managing General Partner shall be required to make a distribution of Proceeds from Capital Transactions on or before the April 1st next following the end of the taxable year in which such Capital Transactions occur in accordance with the following procedure:

                 (i) The Managing General Partner shall determine the net
         capital gain and net ordinary income recognized by the Partnership (without taking account of any Code Section 743 adjustments) for federal income tax purposes from all Capital Transactions during such
         year, and shall then determine the portion of such net capital gain and net ordinary income allocable to any then outstanding Preferred Units and Common Units.

                 (ii) The Managing General Partner shall then cause the Partnership (except as provided in paragraph (iii) immediately below)
         to distribute cash to the Partners, in accordance with the provisions of this Section 5.7(c) until an amount has been distributed pursuant hereto with respect to every Preferred Unit and Common Unit outstanding on the Record Date established by the Managing General Partner with respect to such distribution equal to 125% of the federal
         income tax liability that would be due with respect to the "net capital gain" and "net ordinary income" attributed to any outstanding
         Preferred Unit or Common Unit on the Record Date (assuming for such purpose (x) that the maximum marginal federal income tax rates for individuals, relating to either long-term capital gain or ordinary income, whichever the case may be, would apply at the time of such recognition without regard to any elimination of the benefit of lower
         rates, any surtaxes or any alternative minimum taxes and (y) that all outstanding Units would be allocated the same amount of net capital gain or net ordinary income as a Preferred Unit).

                 (iii)    No distribution of Proceeds from Capital
Transactions
         shall be required by this Section 5.7(c) with respect to any tax year if the amount or value otherwise distributable for such taxable year under this Section 5.7(c) does not exceed $.10 per

         Preferred Unit, or if such distribution shall be prohibited by a loan agreement or other instrument then in effect.

                 (iv) Any distribution pursuant to this Section 5.7(c) shall be made 98% to the holders of Preferred Units and Common
Units,
         in the proportion that the respective number of Units held by them bears to the total number of capital Units (as determined with respect
         to the Preferred Units by the number of Common Units into which the Preferred Units are then convertible), 1.9% to the Managing General Partner and 0.1% to the Special General Partner.

         5.8 Distributions Upon Liquidation. In the event of the liquidation of the Partnership, distribution of the assets of the Partnership shall be in accordance with Section 14.3 hereof.

         5.9 Adjustment of Base Amount, the Preferred Amount, Target Amounts and Capital Target Amount. (a) The Base Amount, the Preferred Amount,
First Target Amount, Second Target Amount, Third Target Amount and Capital Target Amount shall be proportionately adjusted in the event of any distribution, combination or subdivision (whether effected by a distribution payable in Units or otherwise) of Units or Partnership Securities in accordance with Section 4.11 hereof.

         (b)     The Base Amount, Preferred Amount, First Target Amount,
Second
Target Amount, Third Target Amount and Capital Target Amount shall also be subject to adjustment pursuant to Section 9.6 hereof.

         5.10    Other Capital Distributions.

         (a) Subject to Section 5.10(c), distributions of equity securities of the Partnership (other than distributions of securities on a parity with or senior to the Preferred Units in priority of distribution prior to or upon liquidation (or rights or warrants to subscribe for, or securities convertible into or exchangeable for such securities) or securities in respect of a liquidation of the Partnership) including without limitation, distributions of
Common Units, distributions of interests in the Partnership other than Common Units, distributions of rights or warrants entitling the holders thereof to subscribe for the Common Units or any securities entitling the holders thereof to convert such securities into, or exchange such securities for, Common Units, or distributions of rights or warrants to purchase debt securities or assets of the Partnership, if distributed by the Partnership, shall be distributed 98% to the holders of Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, and 1.9% to the Managing General Partner and 0.1% to the Special General Partner.

         (b) Subject to Section 5.10(c), distributions of equity securities on a parity with or senior to the Preferred Units of the Partnership in priority of distribution prior to or upon liquidation (or rights or warrants to subscribe for, or securities convertible into or exchangeable for such securities), if distributed by the Partnership, shall be distributed 98% to the holders of Preferred Units and Common Units, in the proportion that the respective numbers of Units held by them bears to the total number of Units
(as determined with respect to the Preferred Units by the number of Common Units into which the Preferred Units are then convertible), 1.9% to the Managing General Partner and 0.1% to the Special General Partner.

         (c) Notwithstanding the provisions of Section 5.10(a) and (b), the
Partnership may not (i) distribute equity securities ranking on a parity with or senior to the Preferred Units in priority of distribution prior to or upon liquidation (or rights or warrants to subscribe for, or securities convertible into or exchangeable for such securities) without the approval of the holders of 66 2/3% of the outstanding Preferred Units or (ii) distribute rights or warrants that would entitle the holders thereof to purchase debt securities or assets of the Partnership at less than their fair market value at the date of distribution of such rights or warrants.

         5.11 Special Redeemable Partner Unit. In connection with the special allocation referenced in Section 5.1(d)(i) hereof, the Special General
Partner will receive a SPU which will entitle the Special General Partner to receive with respect to each calendar year from and after January 1, 1994 and ending when the Special Capital (plus the cumulative yield thereon) has been fully repaid a distribution from the Partnership equal to the sum of (i) an amount up to a 10% cumulative annual yield, from and after January 1, 1994, on the Remaining Special Capital, and (ii) an amount up to 15% of the Special Capital. The timing of distributions with respect to the SPU shall be as set forth in this Article V provided that no distribution shall be made in respect of the SPU unless and until the Base Amount or Preferred Amount (as the case may be) and any arrearages in respect of the Preferred Units and the Common Units for each such quarter have been paid. At such time distributions pursuant to this Article V in respect of the SPU equal to the Special Capital plus any accrued yield thereon, the SPU shall terminate.

                                   ARTICLE VI

                      MANAGEMENT AND OPERATION OF BUSINESS

         6.1 Management. (a) The Managing General Partner shall conduct, direct and exercise full control over all activities of the Partnership. Except as otherwise expressly provided in this Agreement, all management powers over the business and affairs of the Partnership shall be exclusively vested in the Managing General Partner, and neither Limited Partners nor (except as expressly set forth herein) the Special General Partner shall have any right of control or management power over the business and affairs of the Partnership. In addition to the powers now or hereafter granted a general partner of a limited partnership under applicable law or which are granted to the Managing General Partner under any other provision of this Agreement, the Managing General Partner, subject to Section 6.3 hereof, shall have full power and authority to do all things deemed necessary or desirable by it to conduct the business of the Partnership, to exercise all powers set forth in Section 3.2 hereof and to effectuate the purposes set forth in Section 3.1 hereof including, without limitation, (i) the making of any expenditures, the borrowing of money, the guaranteeing of indebtedness and other liabilities, the issuance of evidences of indebtedness and the incurring of any obligations it deems necessary for the conduct of the activities of the
Partnership; (ii) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental or other agencies having jurisdiction over the business or assets of the Partnership; (iii) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any assets of the Partnership or the merger or other combination of the Partnership with or into another entity (all of the foregoing subject to any prior approval which may be required by Section 6.3 hereof); (iv) the use of the assets of the Partnership (including, without limitation, cash on hand) for any purpose consistent with the terms of this Agreement and on any terms it sees fit, including, without limitation, the financing of the conduct of the operations of the Partnership or any of its Subsidiaries, the lending of funds to other persons (including its Subsidiaries) and the repayment of obligations of the Partnership and its Subsidiaries and the making of capital contributions to its Subsidiaries; (v) the negotiation and execution on any terms deemed desirable in its sole discretion and the performance of any contracts, conveyances or other instruments that it considers useful or necessary to the conduct of the Partnership operations or the implementation of its powers under this Agreement; (vi) the distribution of Partnership cash or other Partnership assets; (vii) the selection and dismissal of employees and agents (including, without limitation, employees having titles such as "president", "vice president", "secretary" and "treasurer") and agents, outside attorneys, accountants, consultants and contractors and the determination of their compensation and other terms of employment or hiring; (viii) the maintenance of such insurance for the benefit of the Partnership and the Partners as it deems necessary or appropriate; (ix) the formation of, or acquisition of an interest in, and the contribution of property to, any further limited or general partnerships, joint ventures or other relationships that it deems desirable (including, without limitation, the acquisition of interests in, and the contributions of property to its Subsidiaries from time to time); (x) the control of any matters affecting the rights and obligations of the Partnership, including the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation; (xi) the lending or borrowing of money, the assumption or guarantee of, or other contracting for, indebtedness and other liabilities, the issuance of evidences of indebtedness and the securing of same by mortgage, deed of trust or other lien or encumbrance, the bringing and defending of actions at law or in equity and the indemnification of any Person against liabilities and contingencies to the extent permitted by law;
(xii) the entering into listing agreements with the New York Stock Exchange and any other securities exchange and delisting some or all of the Units from, or requesting that trading be suspended on, any such exchange (subject to any prior approval which may be required under Section 6.1 hereof); (xiii) the undertaking of any action in connection with the Partnership's investment in its Subsidiaries (including, without limitation, the contribution or loan by the Partnership to its Subsidiaries of funds); (xiv) the undertaking of any action in connection with the Partnership's direct or indirect investment in its Subsidiaries; and (xv) determine the fair market value of any Partnership property distributed in kind using such reasonable method of valuation as it may adopt.

         (b) The Special General Partner shall have power and authority coextensive with that of the Managing General Partner to represent the Partnership in dealings with third parties (for the purposes of this Section 6.1, "third parties" shall be deemed to be persons other than the Partners and the Assignees thereof), and accordingly may bind the Partnership. However, in the absence of notice given to the Partnership by either of the Managing General Partner or the Special General Partner to the contrary, the Special General Partner's power and authority to manage the Partnership shall be presumed to have been delegated to the Managing General Partner. In the absence of such delegation of the Special General Partner's power and authority, the Special General Partner shall have voting power in all matters of management of the Partnership proportionate with its general partner Partnership Interest.

         (c) Each of the Partners and each other Person who may acquire an interest in Units hereby approves, ratifies and confirms the execution, delivery and performance by the parties thereto of the Deposit Agreement, the Underwriting Agreement, and the other agreements described in the Registration
Statement, and agrees that the Managing General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions and such other agreements described in the Registration Statement on behalf of the Partnership without any further act, approval or vote of the Partners or the other Persons who may acquire an interest in Units, notwithstanding any other provisions of this Agreement, the Delaware Act or any applicable law, rule or regulation. None of the execution, delivery or performance by the Managing General Partner, the Partnership or any Affiliate of any of them of any agreement authorized or permitted under this Agreement shall constitute a breach by the Managing General Partner of any duty that the Managing General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

         (d) If the Managing General Partner determines such action to be necessary or appropriate in connection with the proposed qualification or formation and operation of the Partnership in any state other than the State of
Delaware in which the Partnership is transacting or may transact business, the
Managing General Partner may cause the Partnership to form one or more operating partnerships pursuant to and in conformity with the laws of such jurisdiction or jurisdictions as the Managing General Partner may determine ("Operating Partnership"). An Operating Partnership may have conveyed to it and may acquire, hold, operate and dispose of all or part of the Partnership assets located in a state. Each Operating Partnership shall be composed of the
Managing General Partner as managing general partner thereof, having a 1.9% interest in the Operating Partnership, the Special General Partner as special general partner thereof, have a 0.1% general partner interest in the Operating
Partnership, which shall in turn reduce the interests of the Managing General Partner and the Special General Partner in the Partnership so that the economic interest of the Managing General Partner as managing general partner and the Special General Partner as special general partner in the Partnership and the Operating Partnership or Operating Partnerships remains 1.9% and 0.1%, respectively, and the Partnership as the sole limited partner thereof having a
98% interest in the Operating Partnership. Each Operating Partnership shall be formed pursuant to an agreement of limited partnership in substantially the form of this Agreement, provided that the Operating Partnership agreement may contain (i) a provision providing for a name of the Operating Partnership different from the name of the Partnership,
(ii) such provisions as the Managing General Partner determines are reasonable and necessary or appropriate to comply with the laws of the jurisdiction in which the Operating Partnership is being formed or to reflect the manner in which the Operating Partnership will be or is required to conduct the activities of the Operating Partnership with respect to the properties located in a state, (iii) such provisions as the Managing General Partner would be permitted to adopt as amendments to this Agreement (provided that the Managing
General Partner complies with any applicable requirements of such sections) and
(iv) any other provision that the Managing General Partner has determined is necessary or appropriate and is fair and reasonable to all parties concerned. The Managing General Partner is hereby authorized on behalf of the Partnership to execute the agreement of limited partnership of each Operating Partnership and any other certificates, instruments and documents necessary to form the Operating Partnership, and the Partners hereby approve, ratify and confirm the execution, delivery and performance thereof.

         (e) At all times from and after the date hereof, the Managing General Partner shall cause the Partnership and any Operating Partnership to obtain and maintain to the extent available on a commercially reasonable basis
(i) casualty and liability insurance on the properties of the Partnership and
(ii) liability insurance for the General Partners and the Indemnitees hereunder.

         (f) At all times from and after the date hereof, the Managing General Partner shall cause the Partnership to maintain working capital reserves in such amounts as the Managing General Partner deems appropriate and reasonable from time to time.

         6.2 Certificate of Limited Partnership. The Managing General Partner has filed the Certificate of Limited Partnership with the Secretary of
State of the State of Delaware as required by the Delaware Act and shall use all reasonable efforts to cause to be filed such other certificates or documents as may be reasonable and necessary or appropriate for the formation, continuation, qualification and operation of a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware or any other state in which the Partnership may elect to do business or own property. To the extent that such action is determined by the
Managing General Partner to be reasonable and necessary or appropriate, the Managing General Partner shall file amendments to and restatements of the Certificate of Limited Partnership and do all the things to maintain the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) under the laws of the State of Delaware or any other state in which the Partnership may elect to do business or own property.
Subject to the terms of Section 7.5(a) hereof, the Managing General Partner shall not be required, before or after filing, to deliver or mail a copy of the
Certificate of Limited Partnership or any amendment thereto to any Limited Partner.

         6.3 Restrictions on the General Partners' Authority. (a) No General Partner may, without the written approval of the specific act by all of the Limited Partners or by other written instrument executed and delivered by all of the Limited Partners subsequent to the date of this Agreement, take any action in contravention of this Agreement, including, without limitation, (i) take any act that would make it impossible to carry on the ordinary business of the Partnership, except as otherwise provided in this Agreement, (ii) possess Partnership property, or assign any rights in specific Partnership property, for other than a Partnership purpose; (iii) admit a person as a Partner, except as otherwise provided in this Agreement; (iv) amend this Agreement in any manner, except as otherwise provided in this Agreement; or (v) transfer its interest as a General Partner of the Partnership, except as otherwise provided in this Agreement.

         (b) Except as provided in Article XIV hereof, no General Partner may sell, exchange or otherwise dispose of all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination with any other Person) without the approval of the holders of at least 66 2/3%
of each class of the Outstanding Units prior to the Initial Conversion Date and thereafter without the approval of holders of at least a majority of the Outstanding Units; provided, however, that this provision shall not preclude or limit the mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the Partnership's assets and shall not apply to any forced sale of any or all of the Partnership's assets pursuant to the foreclosure of, or other realization upon, any such encumbrance.

         (c) Unless approved prior to the Initial Conversion Date by the affirmative vote of the holders of at least 66 2/3% of each class of the Outstanding Units and, thereafter by the affirmative vote of the holders of at least a majority of the Outstanding Units, no General Partner shall take any action or refuse to take any reasonable action the effect of which, if taken or not taken, as the case may be, would cause the Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes.

         (d) At all times while serving as a general partner of the Partnership, the General Partners will not make any dividend or distribution on, or repurchase any stock or take any other action if the effect of such dividend or distribution, repurchase or other action would be to reduce its net worth below an amount necessary to receive an Opinion of Counsel that the Partnership will be treated as a partnership for federal income tax purposes.

         6.4 Reimbursement of the General Partners. (a) Except as provided in this Section 6.4 and elsewhere in this Agreement, none of the General Partners shall be compensated for its services as a general partner of the Partnership.

         (b) The General Partners shall be reimbursed on a monthly basis, or such other basis as the Managing General Partner may determine in its sole discretion, for (i) all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including amounts paid to any Person to perform services to or for the Partnership) and (ii) that portion of the

General Partners' or their Affiliates' legal, accounting, investor communications, utilities, telephone, secretarial, travel, entertainment, bookkeeping, reporting, data processing, office rent and other office expenses
(including overhead charges), salaries, fees and other compensation and benefit expenses of employees, officers and directors, other administrative or overhead expenses and all other expenses, in each such case, necessary or appropriate to the conduct of the Partnership's business and allocable to the Partnership or otherwise incurred by the General Partners in connection with operating the Partnership's business (including, without limitation, expenses allocated to the General Partners by their Affiliates). The Managing General Partner shall determine the fees and expenses that are allocable to the Partnership in any reasonable manner determined by the Managing General Partner in its sole discretion. Such reimbursement shall be in addition to any reimbursement to the General Partners as a result of indemnification pursuant to Section 6.7 hereof.

         (c) Subject to Section 4.4(c) hereof, the Managing General Partner in its sole discretion and without the approval of the Limited Partners may propose and adopt on behalf of the Partnership, employee benefit plans (including, without limitation, plans involving the issuance of Units), for the benefit of employees of the General Partners, the Partnership, its Subsidiaries or any Affiliate of any of them in respect of services performed, directly or indirectly, for the benefit of the Partnership or any of its Subsidiaries.

         6.5 Outside Activities. (a) After the Closing Date, no General Partner shall, for so long as it is a general partner of the Partnership, enter into or conduct any business or incur any debts or liabilities which adversely affect or are in direct competition with the Partnership.

         (b) Except as described in the Registration Statement or provided in Section 6.5(a) hereof, no Indemnitee shall be expressly or implicitly restricted or proscribed pursuant to this Agreement or the partnership relationship established hereby from engaging in other activities for profit, whether in the businesses engaged in by the Partnership or anticipated to be engaged in by the Partnership or otherwise, including, without limitation, those businesses described in or contemplated by the Registration Statement. None of the Partnership, any Limited Partner or any other Person shall have any rights by virtue of this Agreement or the partnership relationship established hereby or thereby in any business ventures of any Indemnitee, and, except as set forth in the Registration Statement, such Indemnitees shall have no obligation to offer any interest in any such business ventures to the Partnership, any Limited Partner or any such other Person. The General Partners and any other Persons affiliated with the General Partners may acquire
Units or Partnership Securities, in addition to those acquired by any of such Persons on the Closing Date, and shall be entitled to exercise all rights of an
Assignee or Limited Partner, as applicable, relating to such Units or Partnership Securities, as the case may be.

         6.6 Contracts with Affiliates. (a) The Partnership may lend or contribute to its Subsidiaries, and its Subsidiaries may borrow funds, on terms and conditions established in the sole discretion of the Managing General Partner. The foregoing authority shall be exercised by the Managing General Partner in its reasonable discretion and shall not create any right or benefit in favor of any Subsidiary or any other Person. The Partnership may not lend funds to the General Partners or any of their Affiliates.

         (b) Each General Partner may itself, or may enter into an agreement with any of its Affiliates to, render services to the Partnership. Any services rendered to the Partnership by a General Partner or any Affiliate thereof shall be on terms that are fair and reasonable to the Partnership. The provisions of Section 6.4 hereof shall apply to the rendering of services described in this Section 6.6(b).

         (c) The Partnership may transfer assets to joint ventures, other partnerships, corporations or other business entities in which it is or thereby becomes a participant upon such terms and subject to such conditions consistent with this Agreement and applicable law.

         (d) Neither a General Partner nor any Affiliate thereof shall sell, transfer or convey any property to, or purchase any property from, the Partnership, directly or indirectly, except pursuant to transactions that are fair and reasonable to the Partnership; provided, however, that the requirements of this Section 6.6(d) shall be deemed to be satisfied as to any transactions described in or contemplated by the Registration Statement.

         6.7 Indemnification. (a) To the fullest extent permitted by law but subject to the limitations expressly provided in this Agreement, each Indemnitee shall be indemnified and held harmless by the Partnership from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as (x) a General Partner, a departing General Partner or any of their Affiliates, (y) an officer, director, employee, partner, agent or trustee of a General Partner, any departing General Partner or any of their Affiliates or (z) a Person serving at the request of the Partnership in another entity in a similar capacity, provided that in each case the Indemnitee acted in good faith and in the manner which such Indemnitee believed to be in, or not opposed to, the best interests of the Partnership and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that the Indemnitee acted in a manner contrary to that specified above. Any indemnification pursuant to this Section 6.7 shall be made only out of the assets of the Partnership.

         (b) To the fullest extent permitted by law, expenses (including legal fees and expenses) incurred by an lndemnitee in defending any claim, demand, action, suit or proceeding shall, from time to time, be advanced by the
Partnership prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by the Partnership of an undertaking by or on behalf of the Indemnitee to repay such amount if it shall be determined that the Indemnitee is not entitled to be indemnified as authorized in this
Section 6.7.

         (c) The indemnification provided by this Section 6.7 shall be in addition to any other rights to which an Indemnitee may be entitled under any agreement, pursuant to any vote of the Partners, as a matter of law or otherwise, and shall continue as to an Indemnitee who has ceased to serve in such capacity.

         (d) The Partnership may purchase and maintain insurance, on behalf of a General Partner and such other Persons as the Managing General Partner shall determine, against any liability that may be asserted against or expense that may be incurred by such Person in connection with the Partnership's activities, regardless of whether the Partnership would have the power to indemnify such Person against such liability under the provisions of this Agreement.

         (e) For purposes of this Section 6.7, the Partnership shall be deemed to have requested an Indemnitee to serve as fiduciary of an employee benefit plan whenever the performance by it of its duties to the Partnership also imposes duties on, or otherwise involves services by, it to the plan or participants or beneficiaries of the plan; excise taxes assessed on an Indemnitee with respect to an employee benefit plan pursuant to applicable law shall constitute "fines" within the meaning of Section 6.7(a); and action taken or omitted by it with respect to an employee benefit plan in the performance of its duties for a purpose reasonably believed by it to be in the interest of the participants, and beneficiaries of the plan shall be deemed to be for a purpose which is in, or not opposed to, the best interests of the Partnership.

         (f) In no event may an Indemnitee subject the Limited Partners to personal liability by reason of the indemnification provisions set forth in this Agreement.

         (g) An Indemnitee shall not be denied indemnification in whole or in part under this Section 6.7 because the Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction were otherwise permitted by the terms of this Agreement.

         (h) The provisions of this Section 6.7 are for the benefit of the
Indemnitees, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons.

         (i) No amendment, modification or repeal of this Section 6.7 or any provision hereof shall in any manner terminate, reduce or impair the right of any past, present or future Indemnitee to be indemnified by the Partnership, nor the obligation of the Partnership to indemnify any such Indemnitee under and in accordance with the provisions of this Section 6.7 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

         6.8 Liability of Indemnitees (a) Notwithstanding anything to the contrary set forth in this Agreement or as otherwise prohibited by law, no Indemnitee shall be liable for monetary damages to the Partnership, Limited Partners or to any Persons who have acquired interests in the Units for losses sustained or liabilities incurred as a result of errors of judgment or of any act or omission if such Indemnitee acted in good faith and in the manner which such Indemnitee believed to be in, or not opposed to, the best Interests of the
Partnership.

         (b) Subject to its obligations and duties as Managing General Partner set forth in Section 6.1(a) hereof, the Managing General Partner may exercise any of the powers granted to it by this Agreement and perform any of the duties imposed upon it hereunder either directly or by or through its agents and the Managing General Partner shall not be responsible for any misconduct or negligence on the part of any such agent appointed by it in good faith.

         (c) Any amendment, modification or repeal of this Section 6.8 or any provision hereof shall be prospective only and shall not in any way affect the limitations or the liability to the Partnership and the Limited Partners of a General Partner, its directors, officers, partners and employees under this
Section 6.8 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

         6.9 Resolution of Conflicts of Interest. (a) Unless otherwise expressly provided in this Agreement, whenever a potential conflict of interest exists or arises between a General Partner or any Affiliate thereof, on the one hand, and the Partnership, any Subsidiary or any Partner, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all Partners, and shall not constitute a breach of this Agreement, of any agreement contemplated herein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of this Agreement is deemed to be, fair and reasonable to the Partnership. The Managing General Partner shall be authorized but not required in connection with its resolution of such conflict of interest to seek Special Approval of a resolution of such conflict or course of action. Any conflict of interest and any resolution of such conflict of interest shall be deemed fair and reasonable to the Partnership upon Special Approval of such conflict of interest or resolution. The Managing General Partner may also adopt a resolution or course of action that has not received Special Approval. Any such resolution or course of action in respect of any conflict of interest shall not constitute a breach of this Agreement, of any other agreement contemplated herein, or of any duty stated or implied by law or equity, if such resolution or course of action is fair and reasonable to the Partnership. The Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) shall be authorized in connection with its resolution of any conflict of interest to consider (i) the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest; (ii) any customary or accepted industry practices;
(iii) any applicable generally accepted accounting practices or principles;
and
(iv) such additional factors as the Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances. Nothing contained in this Agreement, however, is intended to nor shall it be construed to require the Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) to consider the interests of any Person other than the Partnership and the Limited
Partners as a group. So long as the Managing General Partner acted in good faith and in a manner that it believed to be in, or not opposed to, the best interests of the Partnership and had no reasonable grounds to believe its conduct was unlawful, the resolution, action or terms so made, taken or provided by the Managing General Partner with respect to such matter shall not constitute a breach of this Agreement or any other agreement contemplated herein or a breach of any standard of care or duty imposed herein or therein or under the Delaware Act or any other law, rule or regulation.

         (b) Whenever this Agreement or any other agreement contemplated hereby provides that the Managing General Partner or any of its Affiliates is permitted or required to make a decision (i) in its "discretion" or under a grant of similar authority or latitude, the Managing General Partner or such Affiliate shall be entitled to consider only such interests and factors as it desires and shall have no duty or obligation to give any consideration to any interest of or factors affecting, the Partnership or any Limited Partner, or
(ii) in "good faith" or under another express standard, the Managing General Partner or such Affiliate shall act under such express standard and shall not be subject to any other or different standards imposed by this Agreement or any other agreement contemplated hereby.

         (c) Whenever a particular transaction, arrangement or resolution of a conflict of interest is required under this Agreement to be "fair and reasonable" to any Person, the fair and reasonable nature of such transaction, arrangement or resolution shall be considered in the context of all similar or related transactions.

         6.10 Other Matters Concerning General Partners. (a) A General Partner may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture, or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties.

         (b) A General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisers selected in good faith by it, and any act taken or omitted to be taken in reliance upon the opinion (including an Opinion of Counsel) of such Persons as to matters which such General Partner reasonably believes to be within such Person's professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

         (c) A General Partner shall have the right, in respect of any of its powers or obligations hereunder, to act through any of its duly authorized officers and a duly appointed attorney or attorneys-in-fact. Each such attorney shall, to the extent provided by such General Partner in the power of attorney, have full power and authority to do and perform all and every act and duty which is permitted or required to be done by such General Partner hereunder.

         (d) A General Partner shall have the right, but not the obligation, to make loans to the Partnership, including, without limitation, loans for the purpose of making distributions on the Preferred Units; provided, that in no event shall such loans be on terms and conditions less favorable than those that the Partnership could obtain from unaffiliated third parties or banks for the same purpose.

         6.11 Title to Partnership Assets. Title to Partnership assets, whether real, personal or mixed and whether tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner, individually or collectively, shall have any ownership interest in such Partnership assets or any portion thereof. Title to any or all of the Partnership assets may be held in the name of the Partnership, the Managing General Partner or one or more nominees, as the Managing General Partner may determine, including Affiliates of the Managing General Partner. The Managing
General Partner hereby declares and warrants that any Partnership assets for which legal title is held in the name of the Managing General Partner or any nominee or Affiliate of the Managing General Partner shall be held by the Managing General Partner for the use and benefit of the Partnership in accordance with the provisions of this Agreement; provided, however, that the Managing General Partner shall use its best efforts to cause beneficial and record title to such assets to be vested in the Partnership as soon as reasonably practicable. All Partnership assets shall be recorded as the property of the Partnership in its books and records, irrespective of the name in which legal title to such Partnership assets is held.

         6.12 Reliance by Third Parties. Notwithstanding anything to the contrary in this Agreement, any Person dealing with the Partnership shall be entitled to assume that the Managing General Partner has full power and authority to encumber, sell or otherwise use in any manner any and all assets of the Partnership and to enter into any contracts on behalf of the Partnership, and such Person shall be entitled to deal with the Managing General Partner as if it were the Partnership's sole party in interest, both legally and beneficially. The Special General Partner, each Limited Partner and each Assignee hereby waives any and all defenses or other remedies which may be available against such Person to contest, negate or disaffirm any action of the Managing General Partner in connection with any such dealing. In no event shall any Person dealing with the Managing General Partner or its representatives be obligated to ascertain that the terms of this Agreement have been complied with or to inquire into the necessity or expedience of any act or action of the Managing General Partner or its representatives. Each and every certificate, document or other instrument executed on behalf of the Partnership by the Managing General Partner or its representatives shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (a) at the time of the execution and delivery of such certificate, document or instrument, this Agreement was in full force and effect, (b) the Person executing and delivering such certificate, document or instrument was duly authorized and empowered to do so for and on behalf of the Partnership and (c) such certificate, document or instrument was duly executed and delivered in accordance with the terms and provisions of this Agreement and is binding upon the Partnership.

         6.13 Covenants and Representations of General Partners. (a) The General Partners hereby covenant and represent that (i) at all times while acting as general partners of the Partnership, they will collectively maintain assets (excluding any interest in, or receivables due from, the Partnership) the fair market value of which exceeds their liabilities by the amount of at least $10 million; (ii) the Partnership will be operated in accordance with applicable state partnership statutes, this Partnership Agreement and the representations made in the Registration Statement; (iii) at least ninety percent (90%) of the Partnership's gross income for each taxable year will consist of (w) income or gain derived from the exploration, development, production, processing, refining, transportation or marketing of crude oil and refined petroleum products, (x) gains from the sale of real property, (y) real property rents or (z) gains from the sale or other disposition of a capital asset held for the production of income or gain of the character described in clauses (w), (x) and (y) above; and (iv) the General Partners will act independently of the Limited Partners.

         (b) The Managing General Partner hereby covenants and agrees that it will not permit the Partnership to exercise its purchase option to acquire the Comyn pipeline (as described in the Registration Statement) unless the Partnership has first received an opinion from a nationally recognized investment banking firm which is independent of the General Partners to the effect that the exercise of the option is fair from a financial point of view to the holders of the Units in their capacity as such.

                                  ARTICLE VII

                   RIGHTS AND OBLIGATIONS OF LIMITED PARTNERS

         7.1 Limitation of Liability. The Limited Partners shall have no liability under this Agreement except as expressly provided in this Agreement or the Delaware Act.

         7.2 Management of Business. No Limited Partner or Assignee (in his capacity as such) shall take part in the operation, management or control (within the meaning of the Delaware Act) of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership. The transaction of any such business by a General Partner, any Affiliate thereof or any officer, director, employee, partner, agent or trustee of such General Partner or any Affiliate thereof, in its capacity as such, shall not affect, impair or eliminate the limitations on the liability of the Limited Partners or Assignees under this Agreement.

         7.3     Outside Activities.  Subject to the provisions of Section
6.5
hereof which shall continue to be applicable to the Persons referred to therein, regardless of whether such Persons shall also be Limited Partners or Assignees, any Limited Partner shall be entitled to and may have business interests and engage in business activities in addition to those relating to the Partnership, including business interests and activities in direct competition with the Partnership. Neither the Partnership nor any Partners shall have any rights by virtue of this Agreement in any business ventures of any Limited Partner or Assignee.

         7.4 Return of Capital. No Limited Partner shall be entitled to the withdrawal or return of his Capital Contribution, except to the extent of distributions made pursuant to this Agreement or upon termination of the Partnership as provided herein. Except to the extent provided by Article V hereof or as otherwise expressly provided in this Agreement, no Limited Partner or Assignee shall have priority over any other Limited Partner or Assignee either as to the return of Capital Contributions or as to profits, losses or distributions.

         7.5 Rights of Limited Partners Relating to the Partnership. (a) In addition to other rights provided by this Agreement or by applicable law, and except as limited by Section 7.5(b) hereof, each Limited Partner shall have the right, for a purpose reasonably related to such Limited Partner's interest as a limited partner in the Partnership, upon reasonable demand and at such Limited Partner's own expense:

                 (i) to obtain true and full information regarding the status of the business and financial condition of the Partnership;

                 (ii) promptly after becoming available, to obtain a copy of the Partnership's federal, state and local income tax returns for each year;

                 (iii) to have furnished to him, upon notification to the Managing General Partner, a current list of the name and last known business, residence or mailing address of each Partner;

                 (iv) to have furnished to him, upon notification to the Managing General Partner, a copy of this Agreement and the
Certificate
         of Limited Partnership and all amendments thereto, together with executed copies of all powers of attorney pursuant to which this Agreement, the Certificate of Limited Partnership and all amendments thereto have been executed;

                 (v) to obtain true and full information regarding the amount of cash and a description and statement of the Agreed Value of
         any other Capital Contribution by each Partner and which each Partner has agreed to contribute in the future, and the date on which each became a Partner; and

                 (vi) to obtain such other information regarding the affairs of the Partnership as is just and reasonable.

         (b) Notwithstanding any other provision of this Section 7.5, the Managing General Partner may keep confidential from the Limited Partners for such period of time as the Managing General Partner determines in its sole discretion to be reasonable, any information that the Managing General Partner reasonably believes to be in the nature of trade secrets or other information the disclosure of which the Managing General Partner in good faith believes is not in the best interests of the Partnership or which the Partnership is required by law or by agreements with unaffiliated third parties to maintain confidentiality.

                                  ARTICLE VIII

                     BOOKS, RECORDS, ACCOUNTING AND REPORTS

         8.1 Records and Accounting. The Managing General Partner shall keep or cause to be kept at the principal office of the Partnership appropriate books and records with respect to the Partnership's business including, without limitation, all books and records necessary to provide to the Limited Partners any information, lists and copies of documents required to be provided pursuant to Section 7.5(a) hereof. Any records maintained by or on behalf of the Partnership in the regular course of business, including the record of the Record Holders and Assignees of Units, Depository Units or Partnership Securities, books of account and records of Partnership proceedings, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, micrographics or any other information storage device, provided that the records so maintained are convertible into clearly legible written form within a reasonable period of time. The books of the Partnership shall be maintained, for financial and tax reporting purposes, on an accrual basis in accordance with generally accepted accounting principles.

         8.2 Fiscal Year. The fiscal year of the Partnership shall be the calendar year.

         8.3 Reports. (a) As soon as practicable, but in no event later than 120 days after the close of each Partnership Year, the Managing General Partner shall cause to be mailed to each Record Holder of a Unit as of a date selected by the Managing General Partner in its sole discretion, an annual report containing financial statements of the Partnership for such Partnership
Year, presented in accordance with generally accepted accounting principles, including a balance sheet and statements of operations, Partners' equity and changes in financial position, such statements to be audited by a nationally recognized firm of independent public accountants selected by the Managing General Partner.

         (b) As soon as practicable, but in no event later than 90 days after the close of each calendar quarter except the last calendar quarter of each year, the Managing General Partner shall cause to be mailed to each Record
Holder of a Unit, as of a date selected by the Managing General Partner in its sole discretion, a report containing unaudited financial statements of the

Partnership and such other information as may be required by applicable law, regulation or rule of any National Securities Exchange on which the Units are listed for trading, or as the Managing General Partner determines to be appropriate.

                                   ARTICLE IX
                                  TAX MATTERS

         9.1 Preparation of Tax Returns. The Managing General Partner shall arrange for the preparation and timely filing of all returns of Partnership income, gains, deductions, losses and other items required of the Partnership for federal and state income tax purposes and shall use all reasonable efforts to furnish, within 90 days of the close of each taxable year, the tax information reasonably required by Unitholders for federal and state income tax reporting purposes. The classification, realization and recognition of income, gains, losses and deductions and other items shall be on the accrual method of accounting for federal income tax purposes. The taxable year of the Partnership shall be the calendar year.

         9.2 Tax Elections. Except as otherwise provided herein, the Managing General Partner shall, in its sole discretion, determine whether to make any available election pursuant to the Code; provided, however, that the Managing General Partner shall make the election under Section 754 of the Code in accordance with applicable regulations thereunder. The Managing General Partner shall have the right to seek to revoke any such election (including, without limitation, the election under Section 754 of the Code) upon the Managing General Partner's determination in its sole discretion that such revocation is in the best interests of the Limited Partners and Assignees. For purposes of computing the adjustments under Section 743(b) of the Code, the Managing General Partner shall be authorized (but not required) to adopt a convention whereby the price paid by a transferee of Units will be deemed to be the lowest quoted trading price of the Units on any National Securities Exchange on which such Units are traded during the calendar month in which such transfer is deemed to occur pursuant to Section 5.1(d) hereof without regard to the actual price paid by such transferee.

         9.3 Tax Controversies. Subject to the provisions hereof, the Managing General Partner is designated the Tax Matters Partners (as defined in
Section 6231 of the Code), and is authorized and required to represent the Partnership (at the Partnership's expense) in connection with all examinations of the Partnership's affairs by tax authorities, including resulting administrative and judicial proceedings, and to expend Partnership funds for professional services and costs associated therewith. Each Partner or Assignee agrees to cooperate with the Managing General Partner and to do or refrain from doing any or all things reasonably required by the Managing General Partner to conduct such proceedings.

         9.4 Organizational Expenses. The Partnership shall elect to deduct expenses, if any, incurred by it in organizing the Partnership ratably over a 60-month period as provided in Section 709 of the Code.

         9.5 Withholding. Notwithstanding any other provision of this Agreement, the Managing General Partner is authorized to take any action that it determines in its sole discretion to be necessary or appropriate to cause the Partnership to comply with any withholding requirements established under the Code or any other federal, state or local law including, without limitation, pursuant to Section 1441, 1442, 1445 and 1446 of the Code. To the extent that the Partnership is required to withhold and pay over to any taxing authority any amount resulting from the allocation or distribution of income to any Partner or Assignee (including by reason of Section 1446 of the Code), the amount withheld shall be treated as a distribution of cash pursuant to Section
5.3 hereof in the amount of such withholding from such Partner.

         9.6 Entity-Level Taxation. If legislation is enacted which causes the Partnership to become treated as an association taxable as a corporation for federal income tax purposes, then with respect to any calendar quarter thereafter, but in no event prior to the end of the Initial Period, the Base Amount, the Preferred Amount, First Target Amount, Second Target Amount, Third
Target Amount and Capital Target Amount, as the case may be, shall be equal to the product of (i) each such distribution amount multiplied by (ii) 1 minus the sum of (x) the effective federal income tax rate applicable to the Partnership
(expressed as a percentage) plus (y) the effective overall state and local income tax rate applicable to the Partnership (expressed as a percentage), in each case, for the taxable year in which such quarter occurs (after taking into account the benefit of any deduction allowable for federal income tax purposes with respect to the payment of state and local income taxes).

         9.7 Entity-Level Deficiency Collections. If the Partnership is required by applicable law to pay any federal, state or local income tax on behalf of any Partner or Assignee or any former Partner or Assignee, (i) the Managing General Partner shall pay such tax on behalf of such Partner or Assignee or former Partner or Assignee from the funds of the Partnership;
(ii)
any amount so paid on behalf of any Partner or Assignee shall constitute a distribution of Available Cash to such Partner or Assignee pursuant to Section
5.3 hereof or 14.3 hereof; and (iii) to the extent any such Partner or Assignee
(but not a former Partner or Assignee) is not then entitled to such distribution under this Agreement, the Managing General Partner shall be authorized, without the approval of any Partner or Assignee, to amend this Agreement insofar as is necessary to maintain the uniformity of intrinsic tax characteristics as to all Units and to make subsequent adjustments to distributions in a manner which, in the reasonable judgment of the Managing General Partner, will make as little alteration in the priority and amount of distributions otherwise applicable under this Agreement, and will not otherwise alter the distributions to which Partners and Assignees are entitled under this
Agreement. If the Partnership is permitted (but not required) by applicable law to pay any such tax on behalf of any Partner or Assignee or former Partner or Assignee, the Managing General Partner shall be authorized (but not required) to pay such tax from the funds of the Partnership and to take any action consistent with this Section 9.7. The Managing General Partner shall be authorized (but not required) to take all necessary or appropriate actions to collect all or any portion of a deficiency in the payment of any such tax which relates to prior periods which is attributable to

Persons who were Limited Partners or Assignees when such deficiencies arose from such Persons.

         9.8 Opinions of Counsel. Notwithstanding any other provision of this Agreement, if the Partnership is taxable for federal income tax purposes as a corporation or an association taxable as a corporation at any time and, pursuant to the provisions hereof, an Opinion of Counsel would otherwise be required at that time to the effect that an action will not cause the Partnership to become so taxable as a corporation or to be treated as an association taxable as a corporation, such requirement for an Opinion of Counsel shall be deemed automatically waived.

                                   ARTICLE X

                      CERTIFICATES AND DEPOSITARY RECEIPTS

         10.1 Certificates and Depositary Receipts. (a) Upon the issuance of Units by the Partnership to the Initial Limited Partners or any other Person, the Partnership shall issue one or more Certificates in the name of the
Initial Limited Partners or such other Person evidencing the number of Units being so issued. Certificates shall be executed on behalf of the Partnership by the Managing General Partner.

         (b) The Managing General Partner (i) may cause the deposit of some or all of the Certificates in the Deposit Account pursuant to the Deposit Agreement; (ii) with respect to those Certificates deposited in the Deposit Account, shall receive Depository Receipts registered in the name of the Person(s) to whom such Units have been issued, evidencing the same number of Depositary Units, as the case may be, as the number of Units represented by the
Certificates so deposited; and (iii) shall cause the distribution of such Depositary Receipts to such Person(s).

         10.2 Registration of Transfer and Exchange. (a) The Managing General Partner shall cause to be kept on behalf of the Partnership a register
(the "Unit Register") in which, subject to such reasonable regulations as it may prescribe and subject to the provisions of Section 10.2(b) hereof, the Managing General Partner will provide for the registration of Units and the transfer of such Units. The Depositary is hereby appointed Transfer Agent and registrar for the purpose of registering Units and transfers of such Units as herein provided. The Partnership shall not recognize transfers of Certificates representing Units which have been deposited pursuant to Section 10.1(a) hereof and not withdrawn or interests therein except by transfers of Depositary Units in the manner described in this Section 10.2 and in the Deposit Agreement. Upon surrender for registration of transfer of any Depositary Units evidenced by a Depositary Receipt and, subject to the provisions of Section 10.2(b) hereof, the Managing General Partner on behalf of the Partnership will execute, and the Transfer Agent will countersign and deliver, in the name of the holder or the designated transferee or transferees, as required pursuant to the holder's instructions, one or more new Depositary Receipts evidencing the same aggregate number of Depositary Units as was evidenced by the Depositary Receipt so surrendered.

         (b) The Partnership shall not recognize any transfer of Depositary
Units until the Depositary Receipts evidencing such Depositary Units are surrendered for registration of transfer and such Depositary Receipts are accompanied by a Transfer Application duly executed by the transferee (or the transferee's attorney-in-fact duly authorized in writing). No charge shall be imposed by the Partnership for such transfer, provided that, as a condition to the issuance of any new Depositary Receipt under this Section 10.2, the Managing General Partner may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed with respect thereto.

         10.3    Mutilated, Destroyed, Lost or Stolen Depositary Receipts.
(a)
If any mutilated Depositary Receipt is surrendered to the Transfer Agent, the Depositary shall execute, and the Transfer Agent shall countersign and deliver in exchange therefor, a new Depositary Receipt evidencing the same number of Depositary Units, as the case may be, as the Depositary Receipt so surrendered.

         (b) If there shall be delivered to the Managing General Partner and the Transfer Agent (i) evidence (including, without limitation, proof by affidavit if requested by the Managing General Partner in form and substance satisfactory to the Managing General Partner) to their satisfaction of the destruction, loss or theft of any Depositary Receipt and (ii) such security or indemnity as may be required by them to indemnify and hold each of them and any of their agents harmless, then, in the absence of notice to the Managing General Partner or the Transfer Agent that such Depositary Receipt has been acquired by a bona fide purchaser, the Managing General Partner on behalf of the Partnership shall execute and, upon its request, the Transfer Agent shall countersign and deliver, in exchange for and in lieu of any such destroyed, lost or stolen Depositary Receipt, a new Depositary Receipt evidencing the same number of Depositary Units, as the Depositary Receipt so destroyed, lost or stolen.

         (c) As a condition to the issuance of any new Depositary Receipt under this Section 10.3, the Managing General Partner may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Transfer Agent) connected therewith.

         10.4 Registered Owner. In accordance with Section 10.2(b) hereof, the Partnership shall be entitled to recognize the Record Holder as the Limited
Partner or Assignee with respect to any Units and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Units on the part of any other Person, whether or not the Partnership shall have actual or other notice thereof, except as otherwise provided by law or any applicable rule, regulation, guideline or requirement of any National Securities Exchange on which the Units are listed for trading. Without limiting the foregoing, when a Person (such as a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing) is acting as nominee, agent or in some other representative capacity for another Person in acquiring and/or holding Units, as between the Partnership on the one hand and such other Persons on the other hand, such representative Person (a) shall be the Limited
Partner or Assignee (as the case may

be) of record and beneficially, (b) must execute and deliver a Transfer Application and (c) shall be bound by this Agreement and shall have the rights and obligations of a Limited Partner or Assignee (as the case may be) hereunder and as provided for herein.

         10.5 Withdrawal of Units from and Redeposit of Units in Depositary
Account. Any Units may be withdrawn from the Depositary Account by surrender of the Depositary Receipts evidencing the corresponding Depositary Units duly executed by the Record Holder thereof (or his attorney-in-fact duly authorized in writing), provided that such Record Holder is then reflected on the books and records of the Partnership as the Limited Partner in respect of the Units for which such withdrawal is requested. Upon any such withdrawal, the Managing
General Partner shall cause the Partnership to issue a Certificate evidencing such Units. Any such withdrawn Units, or Units which have not previously been so deposited, may be redeposited or deposited (as the case may be) in the Deposit Account by the surrender of the Certificate evidencing such withdrawn Units or non-deposited Units to the Depositary and payment to the Depositary of such fee and upon such terms as may be required therefor pursuant to the Deposit Agreement. Upon any such redeposit or deposit, the Depositary shall issue a Depositary Receipt evidencing the same number of Units as was evidenced by the Certificate so redeposited or deposited.

         10.6 Amendment of Deposit Agreement. Subject to its fiduciary obligations, the Managing General Partner may amend or modify any provision of the Deposit Agreement in any respect it reasonably determines to be necessary or appropriate, provided, however, that the Managing General Partner shall not amend or modify the Deposit Agreement if the effect of any such amendment or modification would materially adversely affect the Limited Partners or would impair the right of Limited Partners to withdraw their Units from deposit thereunder.


                                   ARTICLE XI

                             TRANSFER OF INTERESTS

         11.1 Transfer. (a) The term "transfer," when used in this Article
XI with respect to a Partnership Interest, shall be deemed to refer to an appropriate transaction by which a General Partner assigns its general partner
Partnership Interest to another Person or by which the holder of a Unit assigns such Unit to another Person who is or becomes an Assignee and includes a sale, assignment, gift, pledge, encumbrance, hypothecation, mortgage, exchange or any other disposition by law or otherwise.

         (b) No Partnership Interest shall be transferred, in whole or in part, except in accordance with the terms and conditions set forth in this
Article XI. Any transfer or purported transfer of a Partnership Interest not made in accordance with this Article XI shall be null and void.

         11.2 Transfer of a General Partner's Partnership Interest. (a) Each of the General Partners may transfer all, but not less than all, of its general partner Partnership Interest (unless to an Affiliate, in which case less than all of such interest may be transferred) to a single transferee if, but only if, (i) the transferee agrees to assume and be bound by the rights and duties of such general partner under the provisions of this Agreement, (ii) the
Partnership receives an Opinion of Counsel that such transfer would not result in the loss of limited liability of any Limited Partner or the taxation of the
Partnership as a corporation or as an association taxable as a corporation for federal income tax purposes and (iii) the transfer is made to an Affiliate or upon such General Partner's merger, consolidation or other combination into any other entity or the transfer by it of all or substantially all of its assets to another entity.

         (b) Notwithstanding Section 11.2(a) hereof, the Managing General Partner may not transfer any or all of its general partner Partnership Interest during the Initial Period without the approval of at least a majority of the Outstanding Units (excluding for purposes of such determination any Units owned by the General Partners and their Affiliates), and the Special General Partner may not transfer its general partner Partnership Interest without the consent of the Managing General Partner.

         (c) Any transferee of the Managing General Partner's general partner interest pursuant to Section 11.2(a) hereof shall be admitted to the Partnership as successor Managing General Partner hereunder and shall continue the business of the Partnership and the transferor of such general partner interest shall cease to be a General Partner following the admission of such transferee.

         (d) Any transferee of the Special General Partner's general partner interest pursuant to Section 11.2(a) hereof shall be admitted to the Partnership as successor Special General Partner hereunder and the Managing General Partner shall continue the business of the Partnership notwithstanding such transfer by the Special General Partner and the transferor of such general partner interest shall cease to be a General Partner following the admission of such transferee.

         (e) any successor General Partner pursuant to this Section 11.2 shall become a General Partner effective, to the extent permitted by the Delaware Act, as of the date immediately prior to the date of the transfer of the general partner interest. This Agreement and the Certificate of Limited Partnership shall be amended as appropriate to reflect the cessation of the former General Partner and the substitution of the successor General Partner.

         11.3 Transfer of Units. (a) Any Units which have been deposited in the Deposit Account may be transferred, but only in the manner described in
Section 10.2 hereof. Units with respect to which no such deposit has been made or which have been withdrawn from the Deposit Account and not redeposited are not transferable except upon death or by operation of law, by transfer to the Managing General Partner for the account of the Partnership, pursuant to Section 11.7 or otherwise in accordance with this Agreement. The transfer of any Units and the admission of any new Partner shall not constitute an amendment to this Agreement.

         (b)     Until admitted as a Substituted Limited Partner pursuant to
Article XII hereof, the Record Holder of a Depositary Unit shall constitute an
Assignee in respect of such Unit.

         (c) Each distribution in respect of Units shall be paid by the Partnership, directly or through the Transfer Agent or through any other Person or agent, only to the Record Holders thereof as of the Record Date set for the distribution. Such payment shall constitute full payment and satisfaction of the Partnership's liability with respect of such payment, regardless of any claim of any Person who may have an interest in such payment by reason of an assignment or otherwise.

         11.4 Restrictions on Transfers. Notwithstanding the other provisions of this Article XI, no transfer of any Unit or interest therein of any Limited Partner in the Partnership shall be made if such transfer (i) would violate the then applicable federal or state securities laws or rules and regulations of the Securities and Exchange Commission, any state securities commission or any other governmental authorities with jurisdiction over such transfer, (ii) would result in the taxation of the Partnership as a corporation or as an association taxable as a corporation for federal income tax purposes or (iii) would affect the Partnership's existence or qualification as a limited partnership under the Delaware Act.

         11.5 Citizenship Certification; Non-citizen Assignees. (a) In the event that, because of the nationality (or any other status) of a Limited Partner or Assignee, the Partnership is or becomes subject to federal, state or local laws or regulations the effect of which would, in the reasonable determination of the Managing General Partner, cause cancellation or forfeiture of any property in which the Partnership has an interest, the Managing General
Partner may request any such Limited Partner or Assignee to furnish to the Managing General Partner or, with respect to Depositary Units, to the Depositary within 30 days after receipt of such request an executed Citizenship
Certification or such other information concerning his nationality, citizenship or other status (or, if the Limited Partner or Assignee is a nominee holding for the account of another Person, the nationality, citizenship or other status of such Person) as the Managing General Partner may request. If a Limited Partner or Assignee fails to furnish such Citizenship Certification or other information as may be requested or if upon receipt of such Citizenship Certification or other information the Managing General Partner determines, with the advice of counsel, that a Limited Partner or an Assignee is not an Eligible Citizen, the Units owned by such Limited Partner or Assignee shall be subject to redemption, the Managing General Partner may require that the status of any such Limited Partner or Assignee be changed to that of a Non-citizen Assignee, and, thereupon, the Managing General Partner shall be substituted for such Non-citizen Assignee as the Limited Partner in respect of his Units.

         (b) The Managing General Partner shall, in exercising voting rights in respect of Units held by it on behalf of Non-citizen Assignees, distribute the votes in the same ratios as the votes of the Limited Partners in respect of Units other than those of Non-citizen Assignees are cast, either for, against or abstaining as to the matter.

         (c) Upon dissolution of the Partnership, a Non-citizen Assignee shall have no right to receive a distribution in kind pursuant to Section 14.4 hereof but shall be entitled to the cash equivalent thereof, and the Managing General Partner shall provide cash in exchange for an assignment of the Non-citizen Assignee's share of the distribution in kind. Such payment and assignment shall be treated for Partnership purposes as a purchase by the Managing General Partner from the Non-citizen Assignee of his Partnership Interest (representing his right to receive his share of such distribution in kind).

         (d) At any time after he can and does certify that he has become an Eligible Citizen, a Non-citizen Assignee may, upon application to the Managing General Partner, request admission as a Substituted Limited Partner with respect to any Partnership Interest of such Non-citizen Assignee not redeemed pursuant to Section 11.6 hereof and upon his admission pursuant to
Section 12.2 hereof the Managing General Partner shall cease to be deemed to be the Limited Partner in respect of the Non-citizen Assignee's Units.

         11.6 Redemption of Interests. (a) If at any time a Limited Partner or Assignee fails to furnish a Citizenship Certification or other information requested within the 30-day period specified in Section 11.5(a) hereof, or if upon receipt of such Citizenship Certification or other information the Managing General Partner determines, with the advice of counsel, that a Limited Partner or Assignee is not an Eligible Citizen, the Partnership may, unless the Limited Partner or Assignee, establishes to the satisfaction of the Managing General Partner that such Limited Partner or Assignee is an Eligible Citizen or has transferred his Units to a Person who furnishes a Citizenship Certification to the Managing General Partner prior to the date fixed for redemption as provided below, redeem the Partnership Interest of such Limited Partner or Assignee as follows:

                 (i) The Managing General Partner shall, not later than the 30th day before the date fixed for redemption, give notice of redemption to the Limited Partner or Assignee, at his last address designated on the records of the Partnership or the Depositary, by registered or certified mail, postage prepaid. The notice shall be deemed to have been given when so mailed. The notice shall specify the Redeemable Units, the date fixed for redemption, the place of payment, that payment of the redemption price will be made upon surrender of the Depositary Receipt or the Certificate evidencing the
         Redeemable Units and that on and after the date fixed for redemption no further allocations or distributions to which the Limited Partner or Assignee would otherwise be entitled in respect of the Redeemable Units will accrue or be made.

                 (ii) The aggregate redemption price for Redeemable Units shall be an amount equal to the Current Market Price (the date of determination of which shall be the date fixed for redemption) of Units of the class to be so redeemed multiplied by the number of Units of each such class included among the Redeemable Units.
The
         redemption price shall be paid, in the sole discretion of the Managing
         General Partner, in cash or by delivery of a promissory note of the Partnership in the principal amount of the redemption price, bearing interest at the rate of 10% annually and payable in three equal annual
         installments of principal, together with accrued interest, commencing one year after the redemption date.

                 (iii)    Upon surrender by or on behalf of the Limited
Partner
         or Assignee, at the place specified in the notice of redemption, of the Depositary Receipt or the Certificate evidencing the Redeemable Units, duly endorsed in blank or accompanied by an assignment duly executed in blank, the Limited Partner or Assignee or his duly authorized representative shall be entitled to receive the payment therefor.

                 (iv) After the redemption date, Redeemable Units shall no
         longer constitute issued and outstanding Units.

         (b) The provisions of this Section 11.6 shall be applicable to Units held by a Limited Partner or Assignee as nominee of a Person determined to be other than an Eligible Citizen.

         (c) Nothing in this Section 11.6 shall prevent the recipient of a notice of redemption from transferring his Units before the redemption date if such transfer is otherwise permitted under this Agreement. Upon receipt of notice of such a transfer, the Managing General Partner shall withdraw the notice of redemption; provided, the transferee of such Units or Depositary Units certifies in the Transfer Application that he is an Eligible Citizen. If the transferee fails to make such certification, such redemption shall be effected from the transferee on the original redemption date.

         (d) Notwithstanding the provisions of Article XVIII hereof, if the
Units subject to redemption are Preferred Units, the holder of such Preferred Units may not convert them into Common Units.

         (e) If the Partnership or the Managing General Partner determines that because of the nationality (or other status) of a General Partner, whether or not in its capacity as such, the Partnership is or becomes subject to federal, state or local regulations the effect of which would, in the reasonable determination of the Managing General Partner, cause cancellation or forfeiture of any property in which the Partnership has an interest, the Partnership may, unless such General Partner has furnished a Citizenship Certification or transferred his Partnership Interest or Units to a Person who furnishes a Citizenship Certification prior to the date fixed for redemption, redeem the Partnership Interest or Interests of such General Partner in the Partnership as provided in Section 11.6(a) hereof. The redemption price shall be paid in cash.

         11.7    Transfer of Common Units by the Special General Partner.
The
Special General Partner shall not have the right to transfer the Common Units initially held by it during the one year period commencing on the date of closing of the Initial Offering to persons other than shareholders of the Special General Partner or relatives of such shareholders (or trusts established for the benefit of such relatives) and then only if the transaction is registered under the Securities Act or an exemption from registration is available. The Special General Partner shall not have the right to transfer more than 50% of the Common Units initially held by it during the second year following the date of closing of the Initial Offering to persons other than shareholders of the Special General Partner or any relatives of such shareholders (or trusts established for the benefit of such relatives) and then only if the transaction is registered under the Securities Act or an exemption from registration is available. Prior to any transfer of the Common Units to any Affiliate or shareholder of the Special General Partner or any relative of such shareholder (or any trust or trusts for such relative), such transferee must agree to be similarly restricted as set forth above in this Section 11.7.

         11.8 Transfer of Incentive Interest by the Managing General Partner. The Managing General Partner shall not have the right to transfer the
Incentive Interest at any time; provided, that the Managing General Partner shall transfer the Incentive Interest to any successor managing general partner.

         11.9 Registration Rights. From and after the Initial Conversion Date, the Special General Partner or any of its shareholders or their relatives who may acquire Common Units from the Special General Partner have the right to cause the Partnership, upon request, to register an offering and sale of their
Common Units with the Securities and Exchange Commission subject to the terms set forth in an agreement dated of even date herewith by and among the Special
General Partner and the Partnership.


                                  ARTICLE XII

                             ADMISSION OF PARTNERS

         12.1    Admission of Initial Limited Partners and Underwriters.
Upon
the issuance of Units by the Partnership to the Initial Limited Partners (as described in Section 4.3 hereof), the Managing General Partner shall admit to the Partnership the Initial Limited Partners as Limited Partners in respect of the Units. Each such party shall execute a Transfer Application and thereby agree to be bound by the terms hereof as a Limited Partner.

         12.2 Admission of Substituted Limited Partners. By transfer of a
Depositary Unit in accordance with Article XI hereof, the transferor shall be deemed to have given the transferee the right to seek admission as a Substituted Limited Partner subject to the conditions of, and in the manner permitted under, this Agreement. A transferor of a Depositary Receipt shall, however, only have the authority to convey to a purchaser or other transferee who does not execute and deliver a Transfer Application (i) the right to negotiate such Unit to a purchaser or other transferee and (ii) the right to transfer the right to request admission as a Substituted

Limited Partner to such purchaser or other transferee in respect of the transferred Depositary Units. Each transferee of a Depositary Unit (including any nominee holder or an agent acquiring such Depositary Unit for the account of another Person) who executes a Transfer Application shall be an Assignee and shall be deemed to have applied to become a Substituted Limited Partner with respect to the Depositary Units so transferred to such Person by virtue of executing and delivering such Transfer Application. Such Assignee shall become a Substituted Limited Partner at such time as the Managing General Partner consents thereto, which consent may be given or withheld in the Managing General Partner's sole discretion, and when any such admission is shown on the books and records of the Partnership. If such consent is withheld, such transferee shall be an Assignee. An Assignee shall have an interest in the Partnership equivalent to that of a Limited Partner with respect to allocations and distributions, including liquidating distributions, of the Partnership. With respect to voting rights attributable to Units that are held by Assignees, the Managing General Partner shall be deemed to be the Limited Partner with respect thereto and shall, in exercising the voting rights in respect of such Units on any matter, vote such Units at the written direction of the Assignee who is the Record Holder of such Units. If no such written direction is received, such Units will not be voted. An Assignee shall have no other rights of a Limited Partner.

         12.3 Admission of Successor Managing General Partner and Special General Partner. (a) A successor Managing General Partner approved pursuant to Section 13.1 hereof or the transferee of or successor to all of the Managing
General Partner's Partnership interest pursuant to Section 11.2 hereof who is proposed to be admitted as a successor Managing General Partner shall be admitted to the Partnership as the Managing General Partner, effective immediately prior to the withdrawal or removal of the Managing General Partner pursuant to Section 13.1 hereof or the transfer pursuant to Section 11.2 hereof; provided, however, that no such successor shall be admitted to the Partnership until the terms of Section 11.2 hereof have been complied with. Any such successor shall carry on the business of the Partnership without dissolution. In each case, the admission shall be subject to the successor Managing General Partner executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be required to effect the admission.

         (b)     A successor Special General Partner approved pursuant to
Section 13.2 hereof or the transferee of or successor to all of the Special General Partner's Partnership Interest pursuant to Section 11.2 hereof who is proposed to be admitted to the Partnership as a successor Special General Partner shall be admitted to the Partnership as the Special General Partner effective immediately prior to the withdrawal or removal of the Special General
Partner pursuant to Section 13.2 hereof or the transfer pursuant to Section
11.2 hereof; provided, however, that no such successor, shall be admitted to the Partnership until the terms of Section 11.2 hereof have been complied with.
In each case, the admission shall be subject to the successor Special General Partner executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be required to effect the admission.

         12.4 Admission of Additional Limited Partners. (a) A Person (other than an Initial Limited Partner, an Underwriter or a Substituted Limited
Partner) who makes a Capital Contribution to the Partnership in accordance with this Agreement shall be admitted to the Partnership as an Additional Limited Partner only upon furnishing to the Managing General Partner (i) evidence of acceptance in form satisfactory to the Managing General Partner of all of the terms and conditions of this Agreement, including, without limitation, the power of attorney granted in Section 1.4 hereof and (ii) such other documents or instruments as may be required in the discretion of the Managing General Partner in order to effect such Person's admission as an Additional Limited Partner.

         (b)     Notwithstanding anything to the contrary in this Section
12.4,
no Person shall be admitted as an Additional Limited Partner without the consent of the Managing General Partner, which consent may be given or withheld in the Managing General Partner's sole discretion. The admission of any Person as an Additional Limited Partner shall become effective on the date upon which the name of such Person is recorded on the books and records of the Partnership, following the consent of the Managing General Partner to such admission.

         12.5    Amendment of Agreement and Certificate of Limited
Partnership.
For the admission to the Partnership of any Partner, the Managing General Partner shall take all steps necessary and appropriate under the Delaware Act to amend the records of the Partnership and, if necessary, to prepare as soon as practical an amendment of this Agreement and, if required by law, shall prepare and file an amendment to the Certificate of Limited Partnership and may for this purpose exercise the power of attorney granted pursuant to Section
1.4
hereof.


                                  ARTICLE XIII

                       WITHDRAWAL OR REMOVAL OF PARTNERS

         13.1    Withdrawal of the Managing General Partner.  (a)  The
Managing
General Partner covenants and agrees that it will not withdraw as Managing General Partner before December 31, 2000, subject to its right to transfer its
Partnership Interest pursuant to Section 11.2 hereof.

         (b) The Managing General Partner shall be deemed to have withdrawn from the Partnership upon the occurrence of any one of the following events (each such event herein referred to as an "Event of Withdrawal"):

                 (i) the Managing General Partner voluntarily withdraws from the Partnership by giving written notice to the other Partners;

                 (ii) the Managing General Partner transfers all of its rights as Managing General Partner pursuant to Section 11.2 hereof;

                 (iii)    the Managing General Partner is removed pursuant to
        Section 13.2 hereof;

                 (iv)     the Managing General Partner

                          (A)     makes a general assignment for the benefit
of
                 creditors;

                          (B)     files a voluntary bankruptcy petition;

                          (C)     files a petition or answer seeking for
itself
                 a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law;

                          (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Managing General Partner in a proceeding of
                 the type described in paragraphs (A)-(C) of this subsection;
                 or

                          (E) seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator of the Managing General Partner or of all or any substantial part of
                 its properties;

                 (v) a final and non-appealable judgment is entered by a
         court with appropriate jurisdiction ruling that the Managing General Partner is bankrupt or insolvent, or a final and non-appealable order
         for relief is entered by a court with appropriate jurisdiction against the Managing General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereafter in effect; or

                 (vi) a certificate of dissolution or its equivalent is filed for the Managing General Partner, or 90 days expire after the date of notice to the Managing General Partner of revocation of its charter without a reinstatement of its charter, under the laws of its
         state of incorporation.

If an Event of Withdrawal specified in paragraphs (iv), (v) or (vi) occurs, the withdrawing Managing General Partner shall given written notice to the Limited
Partners within 30 days after such occurrence. The Partners hereby agree that only the Events of Withdrawal described in this Section 13.1 shall result in withdrawal of the Managing General Partner from the Partnership.

         (c) Withdrawal of the Managing General Partner from the Partnership (including withdrawal upon the occurrence of an Event of Withdrawal) will constitute a breach of this Agreement if such withdrawal occurs; (i) at any time prior to December 31, 2000, unless the Managing General
Partner gives at least 90 days' advance written notice of its intention to withdraw to the Limited Partners and prior to the effective date of such withdrawal, the Limited Partners approve such withdrawal by the vote of at least a majority of the Outstanding Units

(excluding for purposes of such determination any Units owned by the General Partners and their Affiliates); or (ii) at any time after December 31, 2000, unless the Managing General Partner gives at least 90 days' advance written notice to the Limited Partners and the Partnership receives an Opinion of Counsel that such withdrawal (following the selection of the successor Managing
General Partner) would not result in the loss of the limited liability of holders of Units or cause the Partnership to be taxable as a corporation or to be treated as an association taxable as a corporation for federal income tax purposes, such withdrawal to take effect on the date specified in such notice.

         (d) Withdrawal of the Managing General Partner from the Partnership upon the occurrence of an Event of Withdrawal will not constitute a breach of this Agreement under the following circumstances: (i) at any time that the Managing General Partner ceases to be a Managing General Partner pursuant to Section 13.1(b)(ii) hereof or is removed pursuant to Section 13.2 hereof; or (ii) notwithstanding Section 13.1(c) above, at any time that the Managing General Partner voluntarily withdraws by giving at least 90 days' advance written notice of its intention to withdraw to the Limited Partners, such withdrawal to take effect on the date specified in the notice, if at the time such notice is given more than 50% of the Outstanding Units held by Persons other than the withdrawing Managing General Partner and its Affiliates are owned beneficially or of record or controlled at any time by one Person or its Affiliates. If the Managing General Partner gives a notice of withdrawal pursuant to Section 13.1(b)(i) hereof or if the Managing General Partner is removed pursuant to Section 13.2 hereof, holders of at least a majority of the outstanding Units (including for purposes of such determination Units owned by the General Partners and their Affiliates) may, prior to the effective date of such withdrawal, elect a successor Managing General Partner. If prior to the effective date of the Managing General Partner's withdrawal, a successor is not selected by the Limited Partners as provided herein or the Partnership does not receive an Opinion of Counsel that such withdrawal (following the selection of the successor Managing General Partner) would not result in the loss of the limited liability of the holders of Units or cause the Partnership to be taxable as a corporation or to be treated as an association taxable as a corporation for federal income tax purposes, the Partnership shall be dissolved in accordance with Section 14.1 hereof. If a successor Managing General Partner is elected and the Opinion of Counsel rendered as provided herein, such successor shall be admitted (subject to Section 12.3 hereof) immediately prior to the effective time of the withdrawal of the departing Managing General Partner and shall continue the business of the Partnership without dissolution.

         13.2    Removal of the Managing General Partner.  The Managing
General
Partner may be removed only if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 66 2/3% of the Outstanding Units. Any such action by the Limited Partners for removal of the
Managing General Partner must also provide for the election and succession of a new Managing General Partner. Such removal shall be effective immediately following the admission of the successor Managing General Partner pursuant to
Section 12.3 hereof. The right of the Limited Partners to remove the Managing
General Partner shall not exist or be exercised unless the Partnership has received an Opinion of Counsel that the removal of the Managing General Partner and the selection of a successor Managing General Partner will not result in (i) the loss of limited liability of any Limited Partner in the Partnership or (ii) the taxation of the Partnership as a corporation or the treatment of the Partnership as an association taxable as a corporation for federal income tax purposes.

         13.3 Interest of Departing Managing General Partner and Successor Managing General Partner. (a) In the event of (i) withdrawal of the Managing
General Partner under circumstances where such withdrawal does not violate this
Agreement or (ii) removal of the Managing General Partner by the Limited Partners, the departing Managing General Partner shall, at its option exercisable prior to the effective date of the departure of such departing Managing General Partner, promptly receive from its successor in exchange for its Partnership Interest as Managing General Partner an amount in cash equal to the fair market value of the departing Managing General Partner's Partnership Interest as Managing General Partner, such amount to be determined and payable as of the effective date of its departure. If the Managing General Partner withdraws under circumstances where such withdrawal violates this Agreement, its successor shall have the option described in the immediately preceding sentence, and the departing Managing General Partner shall not have such option. In either event, the departing Managing General Partner shall be entitled to receive all reimbursements due such departing Managing General Partner pursuant to Section 6.4 hereof, including any employee- related liabilities (including severance liabilities only in the event of (i) withdrawal of the Managing General Partner under circumstances where such withdrawal does not violate this Agreement or (ii) removal of the Managing General Partner by the Limited Partners), incurred in connection with the termination of any employees employed by the departing Managing General Partner for the benefit of the Partnership. Subject to Section 13.3(b) hereof, the departing Managing General Partner shall, as of the effective date of its departure, cease to share in any allocations or distributions with respect to its Partnership Interest as the Managing General Partner and Partnership income, gain, loss, deduction and credit will be prorated and allocated as set forth in Section 5.1(d) hereof.

         For purposes of this Section 13.3(a), the fair market value of the departing Managing General Partner's Partnership Interest as Managing General Partner herein shall be determined by agreement between the departing Managing
General Partner and its successor or, failing agreement within 30 days after the effective date of such departing Managing General Partner's departure, by an independent investment banking firm or other independent expert selected by the departing Managing General Partner and its successor, which, in turn, may rely on other experts and the determination of which shall be conclusive as to such matter. If such parties cannot agree upon one independent investment banking firm or other independent expert within 45 days after the effective date of such departure, then such firm shall be designated by the independent investment banking firms or other independent experts selected by each of the departing Managing General Partner and its successor. In making its determination, such independent investment banking firm or other independent expert shall consider the then current trading price of Units on any National Securities Exchange on which Units are then listed, the value of the Partnership's assets, the rights and obligations of the Managing General Partner and other factors it may deem relevant.

         (b) If its Partnership Interest is not acquired in the manner set forth in Section 13.3(a) hereof, the departing Managing General Partner shall become a Limited Partner and its Partnership Interest in the Partnership shall be converted into Units equal to the fair market value of such interest pursuant to a valuation made by an investment banking firm or other independent expert selected pursuant to Section 13.3(a) hereof, without reduction in such Partnership Interest (but subject to proportionate dilution by reason of the admission of its successor). In the event that upon withdrawal more than one class or series of Units shall be outstanding, the Managing General Partner shall receive Units of each such class or series in such ratios as shall be equal to the rates of the total outstanding Units of such class or series. The
Partnership shall indemnify the departing Managing General Partner as to all debts and liabilities of the Partnership arising on or after the date on which the departing Managing General Partner becomes a Limited Partner, including employee related liabilities, including severance liabilities, incurred in connection with the termination of the employees employed by the departing Managing General Partner for the benefit of the Partnership. For purposes of this Agreement, the departing Managing General Partner's conversion of its Partnership Interest to Units will be characterized as if the departing Managing General Partner contributed its Partnership Interest to the Partnership in exchange for the newly-issued Units.

         (c) If the option described in Section 13.3(a) hereof is not exercised by the party entitled to do so, the successor Managing General Partner shall, at the effective date of its admission to the Partnership, contribute to the capital of the Partnership cash in an amount such that its Capital Account, after giving effect to such contribution and any adjustments made to the Capital Accounts of all Partners pursuant to Section 4.6(d)(i) hereof, shall be equal to that percentage of the Capital Accounts of all Partners that is equal to its Percentage Interest as the Managing General Partner. In such event, each successor Managing General Partner shall, subject to the following sentence, be entitled to such Percentage Interest of all Partnership allocations and distributions and any other allocations and distributions to which the departing Managing General Partner was entitled. In addition, such successor Managing General Partner shall cause this Agreement to be amended to reflect that, from and after the date of such successor Managing
General Partner's admission, the successor Managing General Partner's interest in all Partnership distributions and allocations shall be 1.9%, and that of the
Special General Partner and the Limited Partner shall be 0.1% and 98%, respectively.

         13.4 Withdrawal or Removal of Special General Partner. (a) The Special General Partner may withdraw from the Partnership in the capacity of Special General Partner (i) upon 30 days' advance written notice to the Managing General Partner or (ii) by transferring its general partner interest in the Partnership pursuant to Section 11.2 hereof. Such withdrawal shall take effect on the date specified in such notice. Upon receiving such notice, the Managing General Partner shall select a successor Special General Partner within such 30-day period. Any withdrawal of the Special General Partner shall not become effective unless the Partnership has received by the end of such 30-day period an Opinion of Counsel that such withdrawal will not result in the loss of limited liability of any Limited Partner or cause the Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes. Following any withdrawal of the Special General Partner, the business and operations of the Partnership shall be continued by the Managing General Partner.

         (b) In addition to the voluntary withdrawal described above, the Special General Partner shall be deemed to have withdrawn (i) when and if, the
Special General Partner (A) makes a general assignment for the benefit of creditors, (B) files a voluntary bankruptcy petition, (C) files a petition or answer seeking for itself a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law, (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Special General Partner in a proceeding of the type described in clauses (A)-(C) of this subsection, or
(E)
seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator of the Special General Partner or of all or any substantial part of its properties; or, (ii), when a final and non-appealable judgment is entered by a court with appropriate jurisdiction ruling that the Special General Partner is bankrupt or insolvent, or a final and non-appealable order for relief is entered by a court with appropriate jurisdiction against the Special
General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereinafter in effect; or (iii) when a certificate of dissolution or its equivalent is filed for the Special General Partner, or 90 days expire after the date of notice to the Special General Partner of revocation of its charter without a reinstatement of its charter, under the laws of its state of incorporation.

         (c) The Special General Partner may be removed only if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 66 2/3% of the Outstanding Units. Any such action by the Limited Partners for removal of the Special General Partner must also provide for the approval of the successor Special General Partner. Such removal shall be effective immediately following the admission of the successor
Special General Partner pursuant to Article XII hereof. The right of the Limited Partners to remove the Special General Partner shall not exist or be exercised unless the Partnership has received an Opinion of Counsel that the removal of the Special General Partner and the selection of a successor Special
General Partner will not result in (i) the loss of limited liability of any Limited Partner or (ii) the taxation of the Partnership as a corporation or the treatment of the Partnership as an association taxable as a corporation for federal income tax purposes unless already so taxed.

         (d) Upon the withdrawal or removal of the Special General Partner under this Section 13.4 (except by reason of a transfer of the interest made pursuant to Section 11.2 hereof), the Partnership shall distribute to the Special General Partner an amount of cash equal to the positive balance in its
Capital Account (following the adjustment of its Capital Account in accordance with Section 4.6 hereof).

         (e) Notwithstanding the other provisions of this Section 13.4, a successor Special General Partner or a successor special general partner of any
Operating Partnership need not be selected if the Partnership has received an Opinion of Counsel that the failure to select a successor would not cause the Partnership or any Operating Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes.

         13.5    Withdrawal of Limited Partners.  Except as provided in
Section
13.5 hereof, no Limited Partner shall have any right to withdraw from the Partnership; provided, however, that when a transferee of a Limited Partner's Units becomes a Record Holder, such transferring Limited Partner shall cease to be a Limited Partner with respect to the Units so transferred.

         13.6 Continuation of Partnership. Upon the withdrawal or removal of any General Partner, any successor General Partner or any remaining General
Partner is authorized to and shall carry on the business of the Partnership.

         13.7 No Incentive Fees After Withdrawal or Removal. Nothing in this Article XIII shall be construed to entitle the Managing General Partner to any Incentive Interest resulting from the liquidation of the Partnership which liquidation is caused directly by the Managing General Partner's withdrawal as managing general partner of the Partnership. Upon the withdrawal or removal of the Managing General Partner, such departing Managing General Partner shall cease to have any interest in any Incentive Interest which shall not have become due and payable from the Partnership prior to the effective date of such withdrawal or removal, and the Incentive Interest shall be assigned to any successor Managing General Partner.


                                  ARTICLE XIV

                          DISSOLUTION AND LIQUIDATION

         14.1 Dissolution. The Partnership shall not be dissolved by the admission of Substituted Limited Partners or Additional Limited Partners, the admission of successor General Partners in accordance with the terms of this Agreement or the withdrawal of the Special General Partner pursuant to Section
13.4 hereof. Upon the removal or withdrawal of the Managing General Partner, any successor Managing General Partner shall continue the business of the Partnership. The Partnership shall dissolve, and its affairs shall be wound up, upon:

         (a) the expiration of its terms as provided in Section 1.5 hereof;

         (b) an Event of Withdrawal of the Managing General Partner as provided in Section 13.1(b) hereof, unless a successor is named as provided in
13.1(c) hereof;

         (c) an election to dissolve the Partnership by the Managing General Partner that is approved by the written consent or the affirmative vote of holders of at least 66 2/3% of the

Outstanding Units prior to the Initial Conversion Date and, thereafter, by the written consent or affirmative vote of holders of at least a majority of the Outstanding Units.

         (d) entry of a decree of judicial dissolution of the Partnership pursuant to the provisions of the Delaware Act; or

         (e) the sale of all or substantially all of the assets and properties of the Partnership.

         14.2 Continuation of the Business of the Partnership after Dissolution. Upon (i) dissolution of the Partnership following an Event of Withdrawal caused by the withdrawal or removal of the Managing General Partner and a failure of the requisite number of Partners to agree to continue the business of the Partnership and appoint a successor Managing General Partner as provided in Sections 13.1 and 13.2 hereof, then within an additional 90 days or
(ii) dissolution of the Partnership upon an event constituting an Event of Withdrawal as defined in Section 13.2(b)(iv) hereof, then within 180 days thereafter, at least a majority of the outstanding Units may elect to reconstitute the Partnership and continue its business on the same terms and conditions set forth in this Agreement by forming a new limited partnership on terms identical to those set forth in this Agreement and having as a managing general partner a Person approved by the holders of at least a majority of the outstanding Units. Upon any such election by the holders of at least a majority of the outstanding Units, all Partners shall be bound thereby and shall be deemed to have approved thereof. Unless such an election is made within the applicable time period as set forth above, the Partnership shall conduct only activities necessary to wind up its affairs. If such an election is so made, then:

                 (a) the reconstituted Partnership shall continue until the end of the term set forth in Section 1.5 hereof unless earlier dissolved in accordance with this Article XIV;

                 (b) if the successor Managing General Partner is not the
         former Managing General Partner, then the interest of the former Managing General Partner shall be treated thenceforth as the interests
         of a Limited Partner and converted into Units in the manner provided in Section 13.3(b) hereof; and

                 (c) all necessary steps shall be taken to cancel this Agreement and the Certificate of Limited Partnership and to enter into
         and, as necessary, to file a new partnership agreement and certificate of limited partnership, and the successor Managing General Partner may for this purpose exercise the powers of attorney granted the Managing
         General Partner pursuant to Section 1.4 hereof; provided, that the right of the holders of at least a majority of outstanding Units to approve a successor managing general partner and to reconstitute and to continue the business of the Partnership shall not exist and may not be exercised unless the Partnership has received an Opinion of Counsel that (x) the exercise of the right would not result in the loss of limited liability of any Limited Partner and (y) neither the Partnership nor the reconstituted limited partnership would become taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes upon the exercise of
         such right to continue.

         14.3 Liquidation. Upon dissolution of the Partnership, unless the
Partnership is continued under an election to reconstitute and continue the Partnership pursuant to Section 14.2 hereof, the Managing General Partner, or in the event the Managing General Partner has been dissolved or removed, become bankrupt as set forth in Section 13.1 hereof or withdrawn from the Partnership, a liquidator or liquidating committee approved by the holders of at least a majority of the outstanding Units, shall be the Liquidator. The Liquidator (if other than the Managing General Partner) shall be entitled to receive such compensation for its services as may be approved by the holders of at least a majority of the outstanding Units. The Liquidator shall agree not to resign at any time without 15 days' prior written notice and (if other than the Managing
General Partner) may be removed at any time, with or without cause by notice of removal approved by at least a majority of the outstanding Units. Upon dissolution, removal or resignation of the Liquidator, a successor and substitute Liquidator (who shall have and succeed to all rights, power and duties of the original Liquidator) shall within 30 days thereafter be approved by the holders of at least a majority of the outstanding Units. The right to approve a successor or substitute Liquidator in the manner provided herein shall be deemed to refer also to any such successor or substitute Liquidator approved in the manner herein provided. Except as expressly provided in this
Article XIV, the Liquidator approved in the manner provided herein shall have and may exercise, without further authorization or consent of any of the parties hereto, all of the powers conferred upon the Managing General Partner under the terms of this Agreement (but subject to all of the applicable limitations, contractual and otherwise, upon the exercise of such powers, other than the limitation on sale set forth in Section 6.3(b) hereof) to the extent necessary or desirable in the good faith judgment of the Liquidator to carry out the duties and functions of the Liquidator hereunder for and during such period of time as shall be reasonably required in the good faith judgment of the Liquidator to complete the winding-up and liquidation of the Partnership as provided for herein. The Liquidator shall liquidate the assets of the Partnership, and apply and distribute the proceeds of such liquidation in the following order of priority, unless otherwise required by mandatory provisions of applicable law:

                 (a) the payment to creditors of the Partnership, including Partners who are creditors, in order of priority provided by
         law; and the creation of a reserve of cash or other assets of the Partnership for contingent liabilities in an amount, if any, determined by the Liquidator to be appropriate for such purposes;
and

                 (b) to all Partners in accordance with and to the extent
         of the positive balances in their respective Capital Accounts after taking into account adjustments to such Capital Accounts pursuant to
         Article V hereof.

         14.4    Distributions in Kind.  Notwithstanding the provisions of
Section 14.3 hereof which require the liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if the Liquidator determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the
Partners, the Liquidator may, in its absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including those to Partners as creditors) and/or distribute to the Partners or to specific classes of Partners, in lieu of cash, as tenants in common and in accordance with the provisions of Section
14.3 hereof, undivided interests in such Partnership assets as the Liquidator deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good faith judgment of the Liquidator, such distributions in kind are in the best interest of the Limited Partners, and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidator deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidator shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

         14.5 Cancellation of Certificate of Limited Partnership. Upon the completion of the distribution of Partnership cash and property as provided in
Sections 14.3 and 14.4 hereof, the Partnership shall be terminated and the Certificate of Limited Partnership and all qualifications of the Partnership as a foreign limited partnership in jurisdictions other than the State of Delaware shall be cancelled and such other actions as may be necessary to terminate the
Partnership shall be taken.

         14.6 Reasonable Time for Winding-Up. A reasonable time shall be allowed for the orderly winding-up of the business and affairs of the Partnership and the liquidation of its assets pursuant to Section 14.3 hereof, in order to minimize any losses otherwise attendant upon such winding-up and the provisions of this Agreement shall remain in effect between the Partners during the period of liquidation.

         14.7 Return of Capital. No General Partner shall be personally liable for the return of the Capital Contribution of the Limited Partners, or any portion thereof, it being expressly understood that any such return shall be made solely from Partnership assets.

         14.8 No Capital Account Restoration. No Partner shall have any obligation to restore any negative balance in its Capital Account upon liquidation of the Partnership.

         14.9 Waiver of Partition. Each Partner hereby waives any right to partition of the Partnership property.


                                   ARTICLE XV

           AMENDMENT OF PARTNERSHIP AGREEMENT; MEETINGS; RECORD DATE

         15.1 Amendment to be Adopted Solely by Managing General Partner. Each Limited Partner agrees that the Managing General Partner (pursuant to its powers of attorney from the

Limited Partners and Assignees), without the approval of any Limited Partner or
Assignee, may amend any provision of this Agreement, and execute, swear to, acknowledge, deliver, file and record whatever documents may be required in connection therewith, to reflect:

         (a) a change in the name of the Partnership, the location of the principal place of business of the Partnership, the registered agent or the registered office of the Partnership;

         (b) admission, substitution, withdrawal or removal of Limited or Initial Partners in accordance with this Agreement:

         (c)     a change that, in the sole discretion of the Managing
General
Partner, is reasonable and necessary or appropriate to qualify or continue the qualification of the Partnership as a limited partnership or a partnership in which the limited partners have limited liability under the laws of any state or, subject to the provisions of Section 1.6 hereof, that is necessary or advisable in the opinion of the Managing General Partner to ensure that the Partnership will not be taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes.

         (d) a change (i) that does not adversely affect the Limited Partners in any material respect, (ii) that is necessary or desirable to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute (including, without limitation, the Delaware Act) or that is necessary or desirable to facilitate the trading of the Depositary Units (including, without limitation, the division of outstanding Units into different classes in order to facilitate uniformity of tax consequences within such classes of Units) or comply with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Depositary Units are or will be listed for trading, compliance with any of which the Managing General Partner determines to be in the best interests of the Partnership and the Limited Partners or (iii) that is required to effect the intent of the provisions of this Agreement or is otherwise contemplated by this Agreement;

         (e) an amendment that is necessary, in the Opinion of Counsel, to prevent the Partnership or any General Partner or its directors or officers from in any manner being subjected to the provisions of the Investment Company
Act of 1940, as amended, the Investment Advisers Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income Security
Act of 1974, as amended, whether or not substantially similar to plan asset regulations currently applied or proposed by the United States Department of Labor;

         (f) subject to the terms of Section 4.4 hereof, an amendment that the Managing General Partner determines in its sole discretion to be necessary or desirable in connection with the authorization for issuance of any class or series of Units pursuant to Section 4.4 hereof;

         (g) any amendment expressly permitted in this Agreement to be made by the Managing General Partner acting alone;

         (h) an amendment effected, necessitated or contemplated by a Merger Agreement approved in accordance with Section 16.3 hereof; or

         (i)     any other amendments similar to the foregoing.

         15.2 Amendment Procedures. Except as provided in Sections 15.1 and
15.3 hereof, all amendments to this Agreement shall be made in accordance with the following requirements: If an amendment is proposed, the Managing General Partner shall seek the written approval of the requisite Percentage Interests or call a meeting of the Limited Partners to consider and vote on such proposed amendment. Each such proposal to the Limited Partners shall contain the text of the proposed amendment. A proposed amendment shall be effective upon its approval by the holders of at least 66 2/3% of the Outstanding Units prior to the Initial Conversion Date and after the Initial Conversion Date upon approval by holders of at least a majority of the Outstanding Units unless a greater or different percentage is required under this Agreement. The Managing General Partner shall notify all Record Holders upon final adoption of any proposed amendment.

         15.3 Amendment Requirements. (a) Amendments to this Agreement may be proposed solely by the Managing General Partner. Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, no provision of this Agreement which establishes a Percentage Interest required to take any action shall be amended, altered, changed, repealed or rescinded in any respect which would have the effect of reducing such voting requirement unless such amendment is approved by the written consent or the affirmative vote of Partners whose aggregate Percentage Interests constitute not less than the voting requirement sought to be reduced.

         (b) Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, (i) the approval of the Special General Partner shall be required for any amendment, if such amendment would change the Special General Partner's Percentage Interest or increase the Special General Partner's duties or liabilities or if the Partnership has received an Opinion of Counsel that such amendment would have a materially adverse consequence to the Special General Partner and (ii) the approval of the Special General Partner shall be required for any amendment if such amendment would change the provisions altering the timing of subordination in respect of distributions affecting the Common Units.

         (c) Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, no amendment to this Agreement may (i) enlarge the obligations of any Limited Partner, (ii) modify the compensation payable to the Managing General Partner or any Affiliates of the Managing General Partner by the Partnership,
(iii) change Section 14.1(a) or (c) hereof, (iv) restrict in any way any action by or rights of the Managing General Partner as set forth in this Agreement or
(v) except as set forth in Section 14.1(c) hereof, give any person the right to dissolve the Partnership.

         (d) In the event at any time there exists any class or series of outstanding Units having any rights or preferences different from the rights or preferences of any other class or series of outstanding Units, no amendment shall be effective which the Managing General Partner determines would have a material adverse effect on the rights and preferences of any such class or series of outstanding Units without, in addition to any other required approval, the approval by written consent or affirmative vote of 66 2/3% in interest of the holders of the Outstanding Units of such class or series.

         (e) Notwithstanding any other provision of this Agreement, except for amendments pursuant to Section 15.1 hereof, no amendment shall become effective without the approval of the Record Holders of all Units unless the Partnership obtains an Opinion of Counsel to the effect that (i) such amendment would cause the Partnership to become taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes and (ii) such amendment will not affect the limited liability of any Limited Partner in the Partnership under applicable law.

         (f) This Section 15.3 shall only be amended with the approval by written consent or affirmative vote of the holders of not less than 90% of the
Outstanding Units.

         15.4 Meetings. All acts of Limited Partners to be taken hereunder shall be taken in the manner provided in this Article XV. Meetings of the Limited Partners may be called by the Managing General Partner or by Limited Partners owning 20% or more of the outstanding Units of the class for which a meeting is proposed. Limited Partners shall call a meeting by delivering to the Managing General Partner one or more requests in writing stating that the signing Limited Partners wish to call a meeting and indicating the general or specific purposes for which the meeting is to be called. Within 60 days after receipt of such a call from Limited Partners or within such greater time as may be reasonably necessary for the Partnership to comply with any statutes, rules, regulations, listing agreements or similar requirements governing the holding of a meeting or the solicitation of proxies for use at such a meeting, the Managing General Partner shall send a notice of the meeting to the Limited Partners either directly or indirectly through the Transfer Agent. A meeting shall be held at a time and place determined by the Managing General Partner on a date not more than 60 days after the mailing of notice of the meeting. Limited Partners shall not vote on matters that would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability under the Delaware Act or the laws of any other state in which the Partnership is qualified to do business.

         15.5    Notice of a Meeting.  Notice of a meeting called pursuant to
Section 15.4 hereof shall be given to the Record Holders in writing by mail or other means of written communication in accordance with Section 17.1 hereof. The notice shall be deemed to have been given at the time when deposited in the mail or sent by other means of written communication.

         15.6    Record Date.  For purposes of determining the Limited
Partners
entitled to notice of or to vote at a meeting of the Limited Partners or to give approvals without a meeting as provided in Section 15.11 hereof, the Managing General Partner may set a Record Date, which shall not be less than 10 nor more than 60 days before (a) the date of the meeting (unless such requirement conflicts with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Units are listed for trading, in which case the rule, regulation, guideline or requirement of such exchange shall govern) or (b) in the event that approvals are sought without a meeting, the date on which Limited Partners are requested in writing by the Managing General Partner to give such approvals.

         15.7 Adjournment. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting and a new Record Date need not be fixed, if the time and place thereof are announced at the meeting at which the adjournment is taken, unless such adjournment shall be for more than 45 days. At the adjourned meeting, the Partnership may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 45 days or if a new Record Date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in accordance with this Article XV.

         15.8 Waiver of Notice; Approval of Meeting; Approval of Minutes. The transactions of any meeting of Limited Partners, however called and noticed, and whenever held, shall be as valid as if had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the Limited Partners entitled to vote, present in person or by proxy, signs a written waiver of notice or an approval of the holding of the meeting or an approval of the minutes thereof. All waivers and approvals shall be filed with the Partnership records or made a part of the minutes of the meeting. Attendance of a Limited
Partner at a meeting shall constitute a waiver of notice of the meeting, except when the Limited Partner does not approve, at the beginning of the meeting, of the transaction of any business because the meeting is not lawfully called or convened; and except that attendance at a meeting is not a waiver of any right to disapprove the consideration of matters required to be included in the notice of the meeting, but not so included, if the disapproval is expressly made at the meeting.

         15.9 Quorum. 66 2/3% of the Outstanding Units of the class for which a meeting has been called represented in person or by proxy shall constitute a quorum at a meeting of Limited Partners of such class unless any such action by the Limited Partners requires approval by holders of a smaller percentage of Outstanding Units, in which case, the quorum shall be the percentage of Outstanding Units required for approval. At any meeting of the Limited Partners duly called and held in accordance with this Agreement at which a quorum is present, the act of Limited Partners whose Percentage Interests represent at least a majority of the Percentage Interests entitled to vote and be present in person or by proxy at such meeting shall be deemed to constitute the act of all Limited Partners, unless a different percentage is required with respect to such action under the provisions of this Agreement, in which case the act of the Limited Partners owning such different percentage shall be required. The Limited Partners present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough Limited Partners to leave less than a quorum, if any action taken (other than adjournment) is approved by the required Percentage Interests of the Limited Partners specified in this Agreement. In the absence of a quorum, any meeting of Limited Partners may be adjourned from time to time by the affirmative vote of a majority of the Percentage Interests represented either in person or by proxy, but no other business may be transacted, except as provided in Section
15.7 hereof.

         15.10 Conduct of Meeting. The Managing General Partner shall have full power and authority concerning the manner of conducting any meeting of the
Limited Partners or solicitation of approvals in writing, including, without limitation, the determination of Persons entitled to vote, the existence of a quorum, the satisfaction of the requirements of Section 15.4 hereof, the conduct of voting, the validity and effect of any proxies and the determination of any controversies, votes or challenges arising in connection with or during the meeting or voting. The Managing General Partner shall designate a Person to serve as chairman of any meeting and shall further designate a Person to take the minutes of any meeting, in either case including, without limitation, a Partner or a director or officer of the Managing General Partner. All minutes shall be kept with the records of the Partnership maintained by the Managing General Partner. The Managing General Partner may make such other regulations consistent with applicable law and this Agreement as it may deem advisable concerning the conduct of any meeting of the Limited Partners or solicitation of approvals in writing, including regulations in regard to the appointment of proxies, the appointment and duties of inspectors of votes and approvals, the submission and examination of proxies and other evidence of the right to vote, and the revocation of approvals in writing.

         15.11 Action Without a Meeting. Any action that may be taken at a meeting of the Limited Partners may be taken without a meeting if an approval in writing setting forth the action so taken is signed by Limited Partners owning not less than the minimum Percentage Interests that would be necessary to authorize or take such action at a meeting at which the Limited Partners were present and voted. Prompt notice of the taking of action without a meeting shall be given to the Limited Partners who have not approved in writing. The Managing General Partner may specify that any written ballot submitted to Limited Partners for the purpose of taking any action without a meeting shall be returned to the Partnership within the time period, which shall not be less than 20 days, specified by the Managing General Partner.
If
a ballot returned to the Partnership does not vote all of the Units held by the
Limited Partner, the Partnership shall be deemed to have failed to receive a ballot for the Units which were not voted. If approval of the taking of any action by the Limited Partners is solicited by any Person other than by or on behalf of the Managing General Partner, the written approvals shall have no force and effect unless and until (a) they are deposited with the Partnership in care of the Managing General Partner, (b) approvals sufficient to take the action proposed are dated as of a date not more than 90 days prior to the date sufficient approvals are deposited with the Partnership and (c) an Opinion of Counsel is delivered to the Managing General Partner as to whether the exercise of such right and the action proposed to be taken with respect to any particular matter (i) would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability, (ii) would jeopardize the status of the Partnership as a partnership under applicable tax laws and regulations and (iii) is otherwise permissible under the state statutes then governing the rights, duties and liabilities of the Partnership and the Partners.

         15.12 Voting and Other Rights. (a) Only those Record Holders of Units on the Record Date set pursuant to Section 15.6 hereof shall be entitled to notice of, and to vote at, a meeting of Limited Partners or to act with respect to matters as to which approvals are solicited.

         (b) With respect to Units that are held for a Person's account by another Person (such as a broker, dealer, bank, trust company or clearing corporation, or an agent of any of the foregoing), in whose name such Units are registered, such broker, dealer or other agent shall, in exercising the voting rights in respect of such Units on any matter, and unless the arrangement between such Persons provides otherwise, vote such Units in favor of, and at the direction of, the Person who is the beneficial owner, and the Partnership shall be entitled to assume it is so acting without further inquiry. The provisions of this Section 15.12(b) (as well as all other provisions of this Agreement) are subject to the provisions of Section 10.4 hereof.


                                  ARTICLE XVI

                                     MERGER

         16.1 Authority. The Partnership may merger or consolidate with one or more corporations, business trusts or associations, real estate investment trusts, common law trusts or unincorporated businesses, including, without limitation, a general partnership or limited partnership, formed under the laws of the State of Delaware or any other state of the United States of America pursuant to a written agreement of merger or consolidation ("Merger Agreement") in accordance with this Article XVI.

         16.2 Procedure for Merger or Consolidation. Merger or consolidation of the Partnership pursuant to this Article requires the prior approval of the Managing General Partner. If the Managing General Partner shall determine, in the exercise of its sole discretion, to consent to the merger or consolidation, the Managing General Partner shall approve the Merger
Agreement, which shall set forth:

                 (a) The names and jurisdictions of formation or organization of each of the business entities proposing to merge or consolidate;

                 (b) The name and jurisdictions of formation or organization of the business entity that is to survive the proposed merger or consolidation (hereafter designated as the "Surviving Business Entity");

                 (c) The terms and conditions of the proposed merger or consolidation;

                 (d) The manner and basis of exchanging or converting the
         equity securities of each constituent business entity for, or into, cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity; and (i)
if
         any general or limited partnership interests, securities or rights of any constituent business entity are not to be exchanged or converted solely for, or into, cash, property or general or limited partnership
         interests, rights, securities or obligations of the Surviving
Business
         Entity, the cash, property, or general or limited partnership interests, rights, securities or obligations of any limited partnership, corporation, trust on other entity (other than the Surviving Business Entity) which the holders of such general or limited partnership interests are to receive in exchange for, or upon
         conversion of, their securities or rights, and (ii) in the case of securities represented by certificates, upon the surrender of such certificates, which cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving
Business
         Entity or any limited partnership, corporation, trust or other entity
         (other than the Surviving Business Entity), or evidences thereof are to be delivered;

                 (e) A statement of any changes in the constituent documents (the articles or certificate of incorporation, articles of trust, declaration of trust, certificate or agreement of limited partnership or other similar charter or governing document) of the Surviving Business Entity to be effected by such merger or consolidation;

                 (f) The effective time of the merger, which may be the date of the filing of the certificate of merger pursuant to Section
         16.4 hereof or a later date specified in or determinable in accordance with the Merger Agreement (provided that if the effective time of the merger is to be later than the date of the filing of the certificate of merger, it shall be fixed no later than the time of the filing of the certificate of merger and stated therein); and

                 (g) Such other provisions with respect to the proposed merger or consolidation as are deemed necessary or desirable.

         16.3    Approval by Limited Partners of Merger or Consolidation.
(a)
The Managing General Partner of the Partnership, upon its approval of the Merger Agreement, shall direct that the Merger Agreement be submitted to a vote of Limited Partners whether at a meeting or by written consent, in either case in accordance with the requirements of Article XV hereof. A copy or a summary of the Merger Agreement shall be included in or enclosed with the notice of a meeting or the written consent.

         (b) During the Initial Period, the Merger Agreement shall be approved upon receiving the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding Units of each class, and thereafter, by the affirmative vote or consent of the holders of a majority of the

Outstanding Units, unless the Merger Agreement contains any provision which, if contained in an amendment to the Agreement, the provisions of this Agreement or the Delaware Act would require the vote or consent of a greater percentage of the Percentage Interests of the Limited Partners or of any class of Limited Partners, in which case such greater percentage vote or consent shall be required for approval of the Merger Agreement.

         (c) After such approval by vote or consent of the Limited Partners, and at any time prior to the filing of the certificate of merger pursuant to Section 16.4 hereof, the merger or consolidation may be abandoned pursuant to provisions therefor, if any, set forth in the Merger Agreement.

         16.4 Certificate of Merger. Upon the required approval by the Managing General Partner and Limited Partners of a Merger Agreement, a certificate of merger shall be executed and filed with the Secretary of State of the State of Delaware in conformity with the requirements of the Delaware Act.

         16.5 Effect of Merger. (a) Upon the effective date of the certificate of merger:

                 (i) all of the rights, privileges and powers of each of the business entities that has merged or consolidated, and all property, real, personal and mixed, and all debts due to any of those
         business entities and all other things and causes of action belonging to each of those business entities shall be vested in the Surviving Business Entity and after the merger or consolidation be the property
         of the Surviving Business Entity to the extent they were of each constituent business entity;

                 (ii) the title to any real property vested by deed or otherwise in any of those constituent business entities shall not revert and is not in any way impaired because of the merger or consolidation;

                 (iii) all rights of creditors and all liens on or security interests in property of any of those constituent business entities shall be preserved unimpaired; and

                 (iv) all debts, liabilities and duties of those constituent business entities shall attach to the Surviving Business Entity, and may be enforced against it to the same extent as if the debts, liabilities and duties had been incurred or contracted by it.

         (b) A merger or consolidation effected pursuant to this Article shall not be deemed to result in a transfer or assignment of assets or liabilities from one entity to another having occurred.

         16.6 Exempt Transaction. Notwithstanding any other provisions of this Article XVI, the merger of Pride Pipeline Limited Partnership, an Oklahoma limited partnership, with and into the Partnership as described in the Registration Statement shall be subject to the approval of the Merger Agreement therefor by the Managing General Partner in its sole discretion and shall not be subject to approval by the Limited Partners as referenced in Section 16.3 hereof.

                                  ARTICLE XVII

                             RIGHT TO ACQUIRE UNITS

         17.1 Right to Acquire Units. (a) Notwithstanding the provisions of Section 13.1(a) hereof or any other provision of this Agreement, in the event that at any time after the Initial Conversion Date less than 10% of the total Units outstanding are held by Persons other than the General Partners and any Affiliate of the General Partners, the Managing General Partner shall then have the right, which right it may assign and transfer to the Partnership or any Affiliates of the Managing General Partner, exercisable in its sole discretion, to purchase all, but not less than all, of the Units outstanding held by Persons other than the General Partners and any Affiliates of the General Partners, at the greater of (y) the Current Market Price as of the date the notice described in Section 17.1(b) hereof is mailed or (z) the highest cash price paid by either of the General Partners or any of their Affiliates for any Unit purchased during the 90-day period preceding the date that the notice described in Section 17.1(b) hereof is mailed. As used herein, (i) "Current Market Price" of any class of Units listed or admitted to trading on any National Securities Exchange means the average of the daily Closing Prices per Unit of such class for the 30 consecutive Trading Days (as hereinafter defined) immediately prior to such date and (ii) "Trading Day" means a day on which the principal National Securities Exchange on which the Units of any class are listed or admitted to trading is open for the transaction of business or, if Units of a class are not listed or admitted to trading on any National Securities Exchange, a day on which banking institutions in New York City generally are open.

         (b)     If the Managing General Partner, any Affiliate of the
Managing
General Partner or the Partnership elects to exercise either right to purchase
Units granted pursuant to Section 17.1(a) hereof, the Managing General Partner shall deliver to the Transfer Agent written notice of such election to purchase
(hereinafter in this Section 17.1 called the "Notice of Election to Purchase") and shall cause the Transfer Agent to mail a copy of such Notice of Election to
Purchase to the Record Holders of Units (as of a Record Date selected by the Managing General Partner) at least 10, but not more than 60, days prior to the
Purchase Date. Such Notice of Election to Purchase shall also be published in daily newspapers of general circulation printed in the English language and published in the Borough of Manhattan, New York. The Notice of Election to Purchase shall specify the Purchase Date and the price (determined in accordance with Section 17.1(a) hereof) at which Units will be purchased and state that the Managing General Partner, any Affiliate of the Managing General
Partner or the Partnership, as the case may be, elects to purchase such Units, upon surrender of Depositary Receipts with respect to such Units in exchange for payment, at such office or offices of the Transfer Agent as the Transfer Agent may specify, or as may be required by any National Securities Exchange on which the Units are listed or admitted to trading. Any such Notice of Election to Purchase mailed to a Record Holder of Units at his address as reflected in the records of the Transfer

Agent shall be conclusively presumed to have been given whether or not the owner receives such notice. On or prior to the Purchase Date, the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, shall deposit with the Transfer Agent cash in an amount sufficient to pay the aggregate purchase price of all of the Units to be purchased in accordance with this Section 17.1. If the Notice of Election to Purchase shall have been duly given as aforesaid at least 10 days prior to the Purchase Date, and if on or prior to the Purchase Date the deposit described in the preceding sentence has been made for the benefit of the holders of Units subject to purchase as provided herein, then from and after the Purchase Date, notwithstanding that any Depositary Receipt shall not have been surrendered for purchase, all rights of the holders of such Units (including, without limitation, any rights pursuant to Articles IV, V and XIV hereof) shall thereupon cease, except the right to receive the purchase price (determined in accordance with Section 17.1(a) hereof) for Units therefor, without interest, upon surrender to the Transfer Agent of the Depositary Receipts representing such Units, and such Units shall thereupon be deemed to be transferred to the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, on the record books of the Transfer Agent and the Partnership, and the Managing General Partner or any
Affiliate of the Managing General Partner, or the Partnership, as the case may be, shall be deemed to be the owner of all such Units from and after the Purchase Date and shall have all rights as the owner of such Units (including, without limitation, all rights as owner of such Units pursuant to Articles IV,
V and XIV hereof).

         (c) At any time from and after the Purchase Date, a holder of an outstanding Unit subject to purchase as provided in this Section 17.1 may surrender his Depositary Receipt or Certificate, as the case may be, evidencing such Unit to the Transfer Agent in exchange for payment of the amount described in Section 17.1(a) therefor without interest thereon.


                                 ARTICLE XVIII

                  CONVERSION AND REDEMPTION OF PREFERRED UNITS

         18.1 Conversion During Any Conversion Period. (a) During any Conversion Period and subject to compliance with the procedures set forth in
Section 18.1(b) and 18.1(c) below, each holder of Preferred Units may convert any or all of such holder's Preferred Units into Common Units at the Conversion
Rate then in effect.

         (b) Within 90 days of the termination of the Initial Period and of each anniversary date thereafter and within 30 days of the occurrence of a Fundamental Change, the Managing General Partner shall mail by first class mail, postage prepaid, to each holder of Preferred Units at the address as the same shall appear on the books of the Depositary or Partnership, as the case may be, notice of the termination of the Initial Period and of each anniversary date thereof or the occurrence of a Fundamental Change and such holder's right, during the Conversion Period, to elect to convert all or any of such holder's Preferred Units into Common Units on the Initial

Conversion Date or Conversion Date, as the case may be, at the Conversion Rate in affect at such time. No failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for such conversion. A notice given regarding the Initial Conversion Date shall include the financial statements of the Partnership for the most recently ended fiscal year and the most recently ended interim period available to the Partnership. Any notice mailed in the manner provided herein shall be conclusively presumed to have been duly given regardless of whether the holder receives the notice.

         (c) All Preferred Units or, in the event the Preferred Units to be converted are not deposited in the Deposit Account, certificates evidencing the
Preferred Units to be converted, which have been properly endorsed and surrendered for conversion until the close of business on the last day of the Conversion Period shall be converted into Common Units effective as of (i) with respect to a conversion caused by the termination of the Initial Period, the Initial Conversion Date, (ii) with respect to a conversion caused by an election of a holder of Preferred Units on any anniversary date of the termination of the Initial Period, such anniversary date, and (iii) with respect to a conversion caused by the occurrence of a Fundamental Change, the Conversion Date.

         (d) As promptly as practicable after the surrender, as herein provided, of any Preferred Units for conversion, the Partnership shall issue pursuant to Section 4.4(a) hereof the number of Common Units into which such Preferred Units may be converted in accordance with the provisions of this
Section 18.1 and shall deliver or cause to be delivered Depositary Receipts evidencing such Common Units and a check in lieu of any fractional Units. Prior to delivery of such Depositary Receipts, the Partnership shall require a written notice from the holder of the Preferred Units so surrendered indicating his election to convert such Preferred Units and specifying the name or names (with address) in which such Depositary Receipts are to be issued. If the Depositary Receipts are to be issued to a Person who is other than the holder of the Preferred Units to be converted, the surrender of such Preferred Units shall be accompanied by such duly executed instruments of transfer (including a
Transfer Application duly executed by the transferee) as shall be required by the Depositary Agreement. No payments in respect of the Preferred Units to be converted, or distributions declared but unpaid on the Common Units to be issued, shall be made upon the conversion of such Preferred Units; provided, however, that if the conversion shall be effective subsequent to the Record Date but prior to the payment date for a previously declared distribution, the
Preferred Units surrendered for conversion shall be deemed to remain outstanding until such payment date solely for purposes of determining the Preferred Units entitled to receive such distribution on such payment date.

         (e) If a Fundamental Change occurs of the type specified in clause
(iii) of the definition of Fundamental Change (a "Reorganization Change") and the holder of Preferred Units elects to convert during such Conversion Period, such Preferred Units shall be entitled to be converted into the kind or amount of securities (including Common Units), cash or other assets which the Preferred Units would have been converted into if the conversion had occurred immediately prior to the Reorganization Change. If a Reorganization Change occurs and the holder of Preferred Units does not elect to convert during such Conversion Period then, pursuant to any subsequent Fundamental Change or conversion right of the holder of Preferred Units occurring by reason of a notice of redemption, such Preferred Units shall again be entitled to be converted into the kind or amount of securities (including Common Units), cash or other assets which the Preferred Units would have been converted as a result of such Reorganization Change. The holder of a Preferred Unit shall have 60 days from the date of mailing of the notice of such Reorganization Change by the Partnership to exercise the conversion right created in this Section 18.1. If, however, a Reorganization Change occurs in which the Partnership is not the surviving entity and the holder of Preferred Units elects not to convert pursuant to this conversion right, such holder's Preferred Units shall be redeemed at an amount equal to the Preferred Unit Redemption Amount within 60 days of the end of the sixty day election period provided to holders of Preferred Units. Notwithstanding anything to the contrary in Section 18.1(a) hereof, a holder of
Preferred Units, who elects to convert in the event of a Fundamental Change must convert all, but not less than all, of such holder's Preferred Units.

         (f) The Managing General Partner will use all reasonable efforts to provide holders of Preferred Units with prior notice of a Fundamental Change to the extent practicable.

         18.2 Redemption at the Option of the Partnership. (a) Subject to compliance with the procedures set forth in Section 18.2(b) hereof, the Partnership may at any time redeem any or all of the then outstanding Preferred
Units at a price per Preferred Unit equal to the Preferred Unit Redemption Amount applicable to such Preferred Unit (i) if Available Cash plus capital expenditures (other than capital expenditures financed or anticipated to be refinanced with the proceeds from Capital Transactions) and other investments of the Partnership for any period of eight consecutive quarters ending not earlier than the Initial Conversion Date and not more than sixty (60) days prior to the date of redemption equals or exceeds 120% of the aggregate Base Amount for such eight quarters multiplied by the number of Units outstanding as of the end of such period and all arrearages in the Base Amount or Preferred Amount (as the case may be) in respect of the Preferred Units have been paid,
(ii) if 66 2/3% or more of the initially outstanding Preferred Units have been converted and (iii) after July 1, 1997.

         (b) Redemption Procedure. If less than all of the outstanding Preferred Units are to be redeemed, the Preferred Units to be redeemed shall be selected by the Partnership by lot or pro rata (as nearly as may be) as determined by the Managing General Partner and pursuant to such procedures is the Managing General Partner may determine in the exercise of its sole discretion.

         Not less than 30 nor more than 60 days prior to the date fixed for redemption of Preferred Units pursuant to Section 18.2(a) hereof, a notice thereof shall be given by mail to the holders of record of the Preferred Units selected for redemption at their respective addresses as the same shall appear on the books of the Depositary or Partnership, as the case may be. Such notice shall also state (i) the date fixed for redemption, (ii) the redemption price, and (iii) the holder's right to convert any or all of the Preferred Units called for redemption into Common

Units prior to the redemption, and shall call upon such holder to surrender to the Partnership on said date at the place designated in the notice such holder's Depositary Receipts or, in the event the Preferred Units to be redeemed are not deposited in the Deposit Account, certificates evidencing the
Preferred Units to be redeemed. No failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for such redemption. Any notice mailed in the manner provided herein shall be conclusively presumed to have been duly given regardless of whether the holder receives the notice.

         If, on or before the redemption date specified in such notice, all funds necessary for such redemption shall have been set aside by the Partnership for the benefit of the holders of the Preferred Units selected for redemption, so as to be and continue to be available therefor, then upon and after the date of redemption so designated, such holders of Preferred Units selected for redemption and to whom notice has been duly given shall cease to be Partners with respect to such Preferred Units. Such Persons shall have no interest in, or right or claim against the Partnership by virtue thereof, and shall have no voting or other rights with respect to such Preferred Units except the right to receive from the Partnership the monies, without interest thereon, payable upon such redemption, upon surrender of the Depositary Receipts or, in the event the Preferred Units to be redeemed are not deposited in the Deposit Account, certificates therefor, and the Preferred Units represented thereby shall no longer be deemed to be Outstanding.

         After giving any notice of redemption and prior to the close of business on the second Business Day prior to the date fixed for redemption, the holders of Preferred Units so called for redemption may convert any or all such
Preferred Units into Common Units in accordance with the conversion privileges set forth in Section 18.3 hereof.

         18.3    Conversion of Preferred Units Upon Notice of Redemption.
(a)
The holder of any Preferred Units shall have the right upon notice of redemption thereof, at his option, to convert, subject to the terms and provisions of this Section 18.3, such Preferred Units into Common Units, at the
Conversion Rate in effect upon the date of conversion, upon surrender of properly endorsed Depositary Receipts or, in the event the Preferred Units to be converted are not deposited in the Deposit Account, certificates evidencing the Preferred Units that are to be so converted to the Partnership at any time during usual business hours at the offices of the conversion agent designated by the Partnership. Such conversion right shall terminate at the close of business on the second Business Day prior to the date fixed for redemption of such Preferred Units unless the Partnership shall default in making the payments due upon redemption thereof.

         (b) As promptly as practicable after the surrender, as herein provided, of any Preferred Units for conversion, the Partnership shall issue pursuant to Section 4.4(a) the number of Common Units into which such Preferred
Units may be converted in accordance with the provisions of this Section 18.3 and shall deliver or cause to be delivered Depositary Receipts evidencing such
Common Units and a check for any fractional Units.  Prior to delivery of such

Depositary Receipts, the Partnership shall require a written notice from the holder of the Preferred Units so surrendered indicating his election to convert such Preferred Units and specifying the name or names (with address) in which such Depositary Receipts are to be issued. If the Depositary Receipts are to be issued to a Person who is other than the holder of the Preferred Units to be converted, the surrender of such Preferred Units shall be accompanied by such duly executed instruments of transfer (including a Transfer Application duly executed by the transferee) as shall be required by the Depositary Agreement. Such conversion shall be deemed to have been made immediately prior to the date fixed for redemption of such Preferred Units, so that the rights of the holder of such Preferred Units shall cease with respect to such Preferred Units at such time, and the Person or Persons entitled to receive the Common Units upon conversion of such Preferred Units shall be treated for all purposes as having become the Record Holders of such Common Units at such time. No payments in respect of the Preferred Units to be converted, or distributions declared but unpaid on the Common Units to be issued, shall be made upon the conversion of such Preferred Units; provided, however, that if the conversion shall be effective subsequent to the Record Date but prior to the payment date for a previously declared distribution, the Preferred Units surrendered for conversion shall be deemed to remain Outstanding until such payment date solely for purposes of determining the Preferred Units entitled to receive such distribution on such payment date.

         18.4 Legal Holidays. If the last day on which a Preferred Unit may be converted is not a Business Day, the Unit may be surrendered on the next succeeding day that is a Business Day.

         18.5 Fractional Units. The Partnership will not issue a fractional
Common Unit upon conversion. Instead the Partnership will deliver its check for the current market value of the fractional Common Unit. The current market value of a fraction of a Unit is determined by multiplying the Closing Price of a Unit on the last business day prior to the date of conversion by the fraction and rounding the result to the nearest cent.

         18.6 Taxes on Conversion. If a holder of a Preferred Unit converts such Preferred Unit, the Partnership shall pay any documentary, stamp or similar issue or transfer tax due on the issue of Common Units upon the conversion. However, the holder shall pay any such tax which is due because the Common Units are issued in a name other than the holder's name.

         18.7    Adjustment for Change in Common Units.  If the Partnership:

                 (i) makes a distribution on its Common Units in shares of
         its Common Units;

                 (ii) subdivides or reclassifies its outstanding shares of
         Common Units into a greater number of shares of Common Units;

                 (iii) combines or reclassifies its outstanding shares of Common Units into a smaller number of shares of Common Units then the Conversion Rate in effect immediately prior to such action shall be adjusted so that the holder of a Preferred Unit thereafter converted may receive the number of Common Units which he would have owned immediately following such action. No adjustment in the Conversion Rate need be made unless such adjustment would require a change of at least 1% in the Conversion
Rate. Any adjustments that are not made shall be carried forward and taken into account in any subsequent adjustment.

         Subject to Section 18.9, the adjustment shall become effective immediately after the record date in the case of a distribution and immediately after the effective date in the case of a subdivision, combination or reclassification.

         All calculations under this Article XVIII shall be made to the nearest cent or to the nearest 1/100th of a Unit, as the case may be.

         If, as a result of an adjustment to the Conversion Rate made pursuant to this Section 18.7, the holder of any Preferred Unit thereafter surrendered for conversion shall become entitled to receive Units other than Common Units (including Units of two or more classes), thereafter the number of such other Units so receivable upon conversion of any Preferred Unit shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Units contained in this Agreement, and the provisions of this Agreement shall apply on like terms to such other Units, and, in the event two or more classes of Units are receivable, the Managing General Partner (whose determination shall be conclusive and shall be described in a statement provided to each record holder of Preferred Units) shall determine the allocation of the Conversion Rate between and among such classes of Units.

         18.8 Capital Account Adjustments. Upon the conversion of any Preferred Unit into Common Units at a time when the Conversion Rate is other than one Common Unit for each Preferred Unit, the capital account balance assigned to each such Preferred Unit immediately prior to its conversion shall be divided among and assigned to the Common Units into which such Preferred Unit is converted on a pro rata basis.

         18.9 Notice of Adjustment. Whenever the Conversion Rate is adjusted, the Partnership shall promptly mail to holders of Preferred Units a notice of the adjustment. The Partnership shall obtain a certificate from the
Partnership's independent public accountants briefly stating the facts requiring the adjustment and the manner of computing it. The certificate shall be conclusive evidence that the adjustment is correct.

         18.10 Partnership Determination Final. Any determination that the Partnership or the Managing General Partner must make pursuant to Sections 18.3, 18.6, 18.8, or 18.9 is conclusive.

         18.11   Rights or Warrants to Acquire Common Units.   At no time
shall
the Managing General Partner issue, distribute or declare a distribution of rights or warrants to the holders of Common Units entitling them to subscribe for or purchase Common Units at a price per Unit less than the then Current Market Price of the Common Units as of the record date for the determination of
Partners entitled to receive such rights or warrants, unless a number of identical rights or warrants equal, in respect of each holder of Preferred Units on such record date, to the number of rights or warrants the holder of Preferred Units would have received on such record date if he had theretofore converted such Preferred Units into Common Units pursuant to the provisions of this Article XVIII, are also then issued to all holders of Preferred Units.


                                  ARTICLE XIX

                               GENERAL PROVISIONS

         19.1 Addresses and Notices. Any notice, demand, request or report required or permitted to be given or made to a Partner or Assignee under this Agreement shall be in writing and shall be deemed given or made when delivered in person or when sent by first class United States mail or by other means of written communication to the Partner or Assignee at the address described below. Any notice, payment or report to be given or made to a Partner or Assignee hereunder shall be deemed conclusively to have been given or made, and the obligation to give such notice or report or to make such payment shall be deemed conclusively to have been fully satisfied, upon sending of such notice, payment or report to the Record Holder of such Unit at his address as shown on the records of the Transfer Agent or as otherwise shown on the records of the Partnership, regardless of any claim of any Person who may have an interest in such Unit or the Partnership Interest of a General Partner by reason of an assignment or otherwise. An affidavit or certificate of making of any notice, payment or report in accordance with the provisions of this Section 19.1 executed by the Managing General Partner, the Transfer Agent or the mailing organization shall be prima facie evidence of the giving or making of such notice, payment or report. If any notice, payment or report addressed to a Record Holder at the address of such Record Holder appearing on the books and records of the Transfer Agent or the Partnership is returned by the United States Post Office marked to indicate that the United States Postal Service is unable to deliver it, such notice, payment or report and any subsequent notices, payments and reports shall be deemed to have been duly given or made without further mailing (until such time as such Record Holder or another Person notifies the Transfer Agent or the Partnership of a change in his address ) if they are available for the Partner or Assignee at the principal office of the Partnership for a period of one year from the date of the giving or making of such notice, payment or report to the other Partners and Assignees. Any notice to the Partnership shall be deemed given if received by the Managing General Partner at the principal office of the Partnership designated pursuant to Section 1.3 hereof. The Partnership and the Managing General Partner may rely and shall be protected in relying on any notice or other document from a Partner or other Person if believed by them to be genuine.

         19.2 Titles and Captions. All article or section titles or captions in this Agreement are for convenience only. They shall not be deemed part of this Agreement and in no way define, limit, extend or describe the scope or intent of any provisions hereof. Except as specifically provided otherwise, references to "Articles" and "Sections" are to Articles and Sections of this Agreement.

         19.3 Pronouns and Plurals. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.

         19.4 Further Action. The parties shall execute and deliver all documents, provide all information and take or refrain from taking action as may be necessary or appropriate to achieve the purposes of this Agreement.

         19.5 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, legal representatives and permitted assigns.

         19.6 Integration. This Agreement constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes all prior agreements and understandings pertaining thereto.

         19.7 Creditors. None of the provisions of this Agreement (other than Section 6.12 hereof) shall be for the benefit of, or shall be enforceable by, any creditor of the Partnership.

         19.8 Waiver. No failure by any party to insist upon the strict performance of any covenant, duty, agreement or condition of this Agreement or to exercise any right or remedy consequent upon a breach thereof shall constitute waiver of any such breach or any other covenant, duty, agreement or condition.

         19.9 Counterparts. This Agreement may be executed in counterparts, all of which together shall constitute one agreement binding on all the parties hereto, notwithstanding that all such parties are not signatories to the original or the same counterpart. Each party shall become bound by this Agreement immediately upon affixing its signature hereto or, in the case of a
Person acquiring a Unit, upon executing and delivering a Transfer Application as herein described, independently of the signature of any other party.

         19.10 Applicable Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Delaware, without regard to the principles of conflicts of law.

         19.11 Invalidity of Provisions. If any provision of this Agreement is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                        MANAGING GENERAL PARTNER
                                        Pride Refining, Inc.


                                        By:

------------------------------------
                                            Robert J. Schumacher, Chairman
and
                                            Chief Executive Officer


                                        SPECIAL GENERAL PARTNER
                                        Pride SGP, Inc.



                                        By:

------------------------------------
                                            Robert J. Schumacher, Chairman
and
                                            Chief Executive Officer


                                        LIMITED PARTNERS:
                                        All Limited Partners now and
hereafter
                                        admitted as limited partners
                                        of the Partnership, pursuant
                                        to Powers of Attorney now and
                                        hereafter executed in favor
                                        of, and granted and delivered
                                        to, the Managing General
                                        Partner.

                                        By:      Pride Refining, Inc.
Managing
                                                  General Partner, as
                                                  attorney-in-fact for all
                                                  Limited Partners pursuant
to
                                                  the Powers of Attorney
                                                  granted pursuant to Section
                                                  1.4 hereof.


                                        By:

------------------------------------
                                            Robert J. Schumacher, Chairman
and
                                            Chief Executive Officer

                            EXHIBIT 4.5

TRANSFER OF FULL RIGHTS OF OWNERSHIP OF COMMON UNITS REPRESENTED BY THIS DEPOSITARY RECEIPT MAY BE MADE ONLY TO PERSONS WHO PROPERLY
EXECUTE A TRANSFER APPLICATION. SEE PARAGRAPHS 3 AND 6 HEREOF AND THE TRANSFER APPLICATION ON THE REVERSE SIDE.

    NUMBER                                          UNITS

DXC_____________                             ____________________

                                             CUSIP 741537 30 2

               DEPOSITARY RECEIPT FOR COMMON UNITS
            REPRESENTING LIMITED PARTNER INTERESTS IN

                      PRIDE COMPANIES, L.P.
       (A Limited Partnership under the laws of Delaware)

           THIS DEPOSITARY RECEIPT IS TRANSFERABLE IN
               DALLAS, TEXAS OR NEW YORK, NEW YORK

 1. The undersigned depositary ("Depositary") hereby certifies that


     is the registered owner of                      COMMON UNITS,

consisting of Common Units representing limited partner interests in Pride Companies, L.P., a Delaware limited partnership ("Common Units"), on deposit with the Depositary pursuant to the Deposit Agreement dated as of March 29, 1990, among the Partnership, the Depositary and Pride Refining, Inc., as attorney-in-fact for the holders from time to time of Common Units and Depositary Receipts.

     2. DEPOSITARY RECEIPTS, DEPOSIT AGREEMENT. Depositary Receipts, of which this Depositary Receipt is one, are issued upon the terms and conditions set forth in the Deposit Agreement. The Deposit Agreement and the Partnership Agreement under which the Partnership was formed and is existing, copies of which are on file at the Depositary's Corporate Office, set forth the rights of holders of Common Units and Depositary Receipts, each of whom becomes a party to the Deposit Agreement by acceptance of a Depositary Receipt, and the rights and duties of the Depositary in respect of the Common Units and all other property and cash from time to time held pursuant to the Deposit Agreement. The statements made on the face and the reverse of this Depositary Receipt are summaries of certain provisions of the Deposit Agreement and are subject to the detailed provisions thereof, to which reference is hereby made for all purposes.

     3. TRANSFERS, SPLIT-UPS, COMBINATIONS. The Common Units represented by this Depositary Receipt are transferable on the books of the Depositary or a Transfer Agent upon surrender of this Depositary Receipt by the Record Holder hereof, in person or by such Record Holder's duly authorized attorney, to the Depositary at the Corporate Office. This Depositary Receipt shall be properly endorsed or accompanied by a properly executed instrument of transfer and accompanied by a properly executed Transfer Application. Upon such transfer the Depositary shall issue or cause to be issued and shall deliver a new Depositary Receipt to or upon the order of the Person entitled thereto, subject to the provisions of the Deposit Agreement and the Partnership Agreement. This Depositary Receipt may be split into other Depositary Receipts or combined with other Depositary Receipts into one Depositary Receipt, in each case evidencing the same aggregate number of Common Units as the Depositary Receipts surrendered.

     4. LIMITATIONS ON EXECUTION AND DELIVERY, TRANSFER, SPLIT-UP, COMBINATION, SURRENDER AND EXCHANGE. As a condition precedent to the execution and delivery, transfer, split-up, combination, surrender or exchange of this Depositary Receipt or the Common Units evidenced hereby, the Depositary, any Transfer Agent or any Depositary's Agent may require (a) payment of a sum sufficient for reimbursement of any tax or other governmental charge with respect thereto (including any such tax or charge with respect to Certificates or Common Units being deposited or withdrawn), (b) proof satisfactory as to the identity and genuineness of any signature or as to the due authorization to execute the appropriate documents and (c) compliance with such regulations as it may reasonably establish pursuant to the Deposit Agreement. Any Depositor or any Record Holder may be required to execute such certificates, and to make such representations and warranties, as the Depositary may request.

     5. REFUSAL OF DEPOSIT, TRANSFER, ETC. The deposit of Certificate or the transfer of Common Units may be refused and the delivery, surrender or exchange of this Depositary Receipt may be suspended, during any period when any register of Record Holders is closed, or if such action is reasonably deemed necessary or advisable by the Depositary, any Depositary's Agent or the Partnership at any time or from time to time because of any applicable law or regulation, the rules and regulations of any securities exchange upon which the Common Units are listed or admitted to trading, any government or governmental body or commission of any provision of the Deposit Agreement.

     6. EFFECT OF ACCEPTANCE AND TRANSFER OF DEPOSITARY RECEIPTS. A Record Holder shall have the authority to convey to a transferee who does not properly execute and deliver a Transfer Application only (a) the right to assign the Common Units to a purchaser or other transferee and (b) the right to transfer the right to request admission as a Limited Partner in respect of such Common Units. A transferee, by acceptance of this Depositary Receipt (x) becomes a party to the Deposit Agreement, thereby assenting to all of its provisions, (y) agrees to be bound by the terms and conditions of this Depositary Receipt and (z) agrees that his transferor's duty to provide him with any requisite information necessary to obtain registration of the transfer of Common Units shall exclude any duty by the transferor to deliver an executed Transfer Application. A transferee who properly executes a Transfer Application (i) requests admission to the Partnership as a Limited Partner, (ii) agrees to comply with and be bound by the terms and conditions of, and executes, the Deposit Agreement, (iii) represents that such transferee has authority to enter into the Deposit Agreement and the Partnership Agreement, (iv) grants a power of attorney to the General Partners and, if a liquidator shall be appointed, the liquidator of the Partnership and (v) makes the consents and waivers maintained in the Partnership Agreement.

     7.  STATUS OF RECORD HOLDER.  The Record Holder of a Common
Unit, unless and until admitted as a Limited Partner pursuant to the Partnership Agreement, has the rights of an Assignee in respect of such Common Unit.

     8. REQUIREMENTS OF EXECUTION. This Depositary Receipt shall not be entitled to any benefits under the Deposit Agreement and shall not be valid or obligatory for any purpose, unless it has been signed on behalf of the Depositary by the manual signature of a duly authorized employee of the Depositary, except that such signature may be a facsimile of a Registrar who is a person other than the Depositary has been appointed and the Depositary Receipt is countersigned by the manual signature of a duly authorized employee of the Registrar.

     9. SURRENDER OF DEPOSITARY RECEIPTS AND WITHDRAWAL OF COMMON UNITS. Upon surrender of this Depositary Receipt to the Depositary at its Corporate Office and subject to the terms and conditions of the Deposit Agreement and the Partnership Agreement, a Record Holder of this Depositary Receipt who is a Limited Partner is entitled to delivery of a nontransferable Certificate evidencing the Common Units evidenced hereby.

     10. GOVERNMENTAL CHARGES. If any tax or other governmental charge becomes payable with respect to this Depositary Receipt or the Common Units evidenced hereby, such tax or governmental charge shall be payable by the holder of this Depositary Receipt or by the transferor hereof in the case of a transfer. Transfer or withdrawal of the Common Units evidenced hereby may be refused until such payment is made, and any cash or other distribution may be withheld and applied to payment of such tax or other governmental charge, with the holder or transferee hereof to remain liable for any deficiency.

     11. REPRESENTATIONS AND WARRANTIES OF DEPOSITOR. Each Person depositing a Certificate under the Deposit Agreement shall be deemed thereby to represent and warrant that (a) such Person is, or is duly authorized to act for, a Limited Partner and (b) such person is the owner of such Certificates, or is duly authorized by the owner thereof to make the deposit.

     12. AMENDMENT. Any provision of the Deposit Agreement, including the form of Depositary Receipt and the Transfer Application, may at any time and from time to time be amended by agreement between the Partnership and the Depositary in any respect deemed necessary or desirable by them, subject to the fiduciary responsibility of the General Partners as set forth in the Partnership Agreement. A Record Holder at the time any amendment to the Deposit Agreement becomes effective shall be deemed, by continuing to hold Common Units, to consent to the amendment and to agree to be bound by the Deposit Agreement as amended thereby. Notwithstanding the foregoing, no amendment shall impair the right of a Limited Partner described in Paragraph 9. The Depositary will give written notice of any material amendment to the Deposit Agreement to all Record Holders and Assignees.

     13. CHARGES OF DEPOSITARY. The Partnership shall pay all charges, fees and reimbursement of the Depositary, except for (a) taxes and other governmental charges and (b) such telegram, telex, delivery and other charges as are expressly provided in the Deposit Agreement to be paid by other Persons.

     14. TITLE TO DEPOSITARY RECEIPTS. The Common Units evidenced hereby are transferable in accordance with the laws governing transfer of investment securities. It is a condition of this Depositary Receipt, and every successive holder hereof by acceptance hereof consents and agrees that, until a Common Unit has been transferred on the books of the Depositary or a Transfer Agent pursuant to the Deposit Agreement, the Depositary, any Transfer Agent and the Partnership, notwithstanding any notice to the contrary or any notation or other writing on the Depositary Receipt, may treat the Record Holder at such time as the absolute owner of the Common Unit for all purposes.

     15. DISTRIBUTIONS. Whenever the Depositary receives from the Partnership any cash distributable to Record Holders, the Depositary shall, subject to the provisions of the Deposit Agreement, make such distribution to the Record Holders on the Record Date based upon the number of Common Units registered in such Record Holder's name; provided that the amounts distributed may be reduced by any amount required to be withheld by the Partnership or the Depositary on account of taxes.

     16. REPORTS. The Depositary shall make available for inspection by Record Holders at its Corporate Office during normal business hours any report, financial statement or communication of or from the Partnership that is both received by the Depositary in its capacity as depositary and made generally available to Limited Partners or Record Holders.

     17. TRANSFER BOOKS. The Depositary shall keep books at its Corporate Office for the transfer of Common Units. Such books shall be open at all reasonable times for inspection by the Record Holders with the consent of the Managing General Partner; provided that such inspection shall not be for the purpose of communicating with Record Holders in the interest of a business or object other than the business of the Partnership or a matter related to the Deposit Agreement or the Common Units. With the consent of the Managing General Partner, a Record Holder shall have the right, upon notifying the Depositary of a proper purpose related to such Record Holder's interest in the Partnership, to have furnished to such Record Holder at such Record Holder's expense a list of names and addresses of all Record Holders.

     18. LIABILITY OF DEPOSITARY, DEPOSITARY'S AGENTS, GENERAL PARTNERS AND PARTNERSHIP. None of the Depositary, any Depositary's Agent, the General Partners or the Partnership shall incur any liability to any holder of this Depositary Receipt if, by reason of any present or future law or regulation thereunder of the federal government or any other governmental authority (or, in the case of the Depositary or any Depositary's Agent, by reason of any provision, present or future, of the Partnership Agreement), or by reason of any act of God, war or other circumstance beyond its control, the Depositary, any Depositary's Agent, either of the General Partners or the Partnership is prevented or forbidden from doing or performing any act or thing required by the terms of the Deposit Agreement to be done or performed; nor shall the Depositary, any Depositary's Agent, either of the General Partners or the Partnership incur any liability to the holder of this Depositary Receipt by reason of any nonperformance or delay caused as aforesaid in the performance of any act or thing required by the terms of the Deposit Agreement to be done or performed, or by reason of any exercise of, or failure to exercise, any discretion provided for in the Deposit Agreement.

     19. IMMUNITIES OF DEPOSITARY, DEPOSITARY'S AGENTS, GENERAL PARTNERS AND PARTNERSHIP. None of the Depositary, any Depositary's Agent, either of the General Partners, or the Partnership (a) assumes any obligation or shall be subject to any liability under the Deposit Agreement to any holder of this Depositary Receipt other than a duty to use its best judgment and good faith in the performance of such duties as are expressly set forth in the Deposit Agreement, (b) shall be under any obligation to appear in, prosecute or defend any action, suit or other proceeding in respect of this Depositary Receipt that in its opinion may involve expense or liability, unless indemnity satisfactory to it against such expense and liability has been furnished, or (c) shall be liable for any action or nonaction by it in reasonable reliance upon the advice of or information from legal counsel, accounts, any Depositor, any holder of this Depositary Receipt or any other person believed by it to be competent to give such advice or information. The Depositary, any Depositary's Agent, the General Partners and the Partnership may rely and shall be protected in acting upon any written notice, request, direction or other document believed by them to be genuine and to have been signed or presented by the proper Person.

     20. INDEMNIFICATION. The Depositary shall indemnify the General Partners and the Partnership (and their respective shareholders, partners, directors, officers, employees and agents) against, and hold each of them harmless from, all claims, liabilities, losses, damages, judgments, fines, settlements, costs and expenses (including all legal costs and expenses relating thereto, including reasonable attorneys' fees) arising out of acts performed or omitted in respect of the Deposit Agreement by the Depositary or any Depositary's Agent (other than an Affiliate of the Partnership) due to the negligence, gross negligence, bad faith or intentional misconduct of the Depositary or such Depositary's Agent. The Partnership shall indemnify the Depositary and any Depositary's Agent (other than an Affiliate of the Partnership) against, and hold each of them harmless from, all claims, liabilities, losses, damages, judgments, fines, settlements, costs and expenses (including all legal costs and expenses relating thereto, including reasonable attorneys' fees) arising out of (a) acts performed or omitted in respect of the Deposit Agreement by the Depositary or any such Depositary's Agent, except for any such claim, liability, loss, damage, judgment, fine settlement, cost or expense due to the negligence, gross negligence, bad faith or intentional misconduct of the Depositary or such Depositary's Agent, or (b) the breach by the Partnership of its representations, warranties and covenants set forth in the Deposit Agreement.

     21. RESIGNATION AND REMOVAL OF DEPOSITARY. The Depositary may at any time (a) resign as depositary under the Deposit Agreement by written notice delivered to the Partnership, effective upon the appointment of a successor depositary and its acceptance of such appointment, or (b) be removed as depositary under the Deposit Agreement by the Partnership, effective upon the appointment of a successor depositary and its acceptance of such appointment.

     22. TERMINATION OF DEPOSIT AGREEMENT. Whenever directed by the Partnership, the Depositary shall terminate the Deposit Agreement by mailing notice of termination to the Record Holders at least 30 days before the date fixed in such notice for termination. The Depositary shall then discontinue all functions and be discharged from all obligations with respect to the Deposit Agreement, except as specifically provided therein. Upon termination of the Deposit Agreement, the Partnership shall be discharged from any obligation thereunder, except for its obligations to the Depositary with respect to indemnification, charges and expenses.

     23. APPLICABLE LAW. The Deposit Agreement, and the rights, duties, obligations and immunities of the Depositary thereunder or in respect of the Depositary Receipts, shall be governed by and construed in accordance with the laws of the State of Texas.

     24. DEFINED TERMS. Any capitalized term not defined herein shall have the meaning assigned it in the Deposit Agreement.

DATED:


_____________________________________
Wayne Malone
President and Chief Operating Officer

_____________________________________
Brad Stephens
Chief Executive Officer

CHASEMELLON SHAREHOLDER SERVICES, L.L.C.
          (Dallas, Texas)
               Depositary, Transfer Agent and Registrar

By:__________________________________
     Authorized Signature


                _________________________________

                          ABBREVIATIONS

The following abbreviations, when used in the inscription on the face of this Depositary Receipt, shall be construed as follows according to applicable laws or regulations.

TEN COM   -    as tenants in common
TEN ENT   -    as tenants by the entireties
JT TEN    -    as joint tenants with right of survivorship and not
               as tenants in common
UNIF GIFT MIN ACT - ______________ Custodian _______________
(Minor) under Uniform Gifts to Minors Act _____________ (Texas)

Additional abbreviations may also be used though not in the above list.
                     ______________________

FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

Social Security or Other
Identifying Number of Assignee

______________________________

_________________________________________________________________
           Print or Type Name and Address of Assignee

_________________________________________________________________
the within Depositary Receipt and all rights and interests represented thereby, and irrevocably constitutes and appoints

____________________________________________________ his attorney, to transfer the same on the books of the Depositary, with full power of substitution in the premises.

Dated:_______________    Signature_______________________________

Signature Guaranteed:

_________________________________
NOTE: The signature to any endorsement hereon must correspond with the name as written upon the face of the Depositary Receipt, in every particular, without alteration or enlargement or any change whatsoever. If the endorsement is executed by an attorney, executor, administrator, trustee or guardian, the person executing the endorsement must give his full title in such capacity, and proper evidence of authority to act in such capacity, if not on file with the Depositary, must be forwarded with this Depositary Receipt. The signature must be guaranteed by an authorized employee of a bank, trust company or member of a national securities exchange.

                 ______________________________

     No transfer of the Common Units evidenced by this Depositary Receipt will be registered on the books of the Depositary or of the Partnership unless an Application for Transfer of Units has been executed by a transferee either (a) on the form set forth below or
(b) on a separate application that the Depositary or the Partnership will furnish on request without charge. A transferor of the Common Units evidenced by this Depositary Receipt has no duty to a transferee to deliver an executed transfer application in order for such transferee to obtain registration of the transfer of such Common Units evidenced by this Depositary Receipt.

                APPLICATION FOR TRANSFER OF UNITS

     The undersigned ("Assignee") hereby applies for transfer to the name of the Assignee of the Common Units evidenced by this Depositary Receipt.

     The Assignee (a) agrees to comply with and be bound by the terms and conditions of, and hereby executes, the Deposit Agreement, (b) requests admission as a substituted Limited Partner and agrees to comply with and be bound by the terms and conditions of, and hereby executes, the Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership"), as amended or restated to the date hereof (the "Partnership Agreement"), (c) represents and warrants that the Assignee has all right, power and authority and, if an individual, the capacity necessary to enter into the Deposit Agreement and the Partnership Agreement, (d) appoints the Managing General Partner and, if a liquidator shall be appointed, the Liquidator of the Partnership as his attorney to execute, swear to, acknowledge and file any document, including the Partnership Agreement, any amendment of the Partnership Agreement and the Certificate of Limited Partnership of the Partnership, necessary or appropriate for the Assignee's admission as a substituted Limited Partner and as a party to the Partnership Agreement and the Deposit Agreement, (e) gives the powers of attorney provided for in the Partnership Agreement and the Deposit Agreement and (f) makes the consents and waivers and gives the approvals contained in the Partnership Agreement and the Deposit Agreement. Capitalized terms not defined herein have the meanings assigned to such terms in the Partnership Agreement.

Dated:____________________    ___________________________________
                              Signature of Assignee

__________________________    ___________________________________
Social Security or other      Print or Type Name and Address
identifying number of         of Assignee
Assignee

__________________________
Purchase price (including
commissions, if any)

Type of entity (check one):  __Individual  __Partnership
__Corporation  __Trust  __Other (specify)________________________

Nationality (check one):  __U.S. Citizen, Resident or Domestic
Entity  __Foreign Corporation, or  __Non-resident alien

     If the U.S. Citizen, Resident or Domestic Entity box is checked, the following certification must be completed.

     Under Section 1445(e) of the Internal Revenue Code, the Partnership must withhold tax with respect to certain transfers of property if a holder of an interest in the Partnership is a foreign person. To inform the Partnership that no withholding is required with respect to the undersigned interest-holder's interest in it, the undersigned hereby certifies the following (or, if applicable, certifies the following on behalf of the interest-holder)

Complete Either A or B.

A.  Individual Interest-Holder

     1. I am not a non-resident alien for purposes of U.S. income taxation,

     2. My U.S. taxpayer identifying number (social security number) is ____________________________; and

     3.   My home address is_____________________________________.

B.  Partnership, Corporate or Other Interest-Holder

     1. _____(Name of Interest-Holder)___ is not a foreign corporation, foreign partnership, foreign trust or foreign estate (as those terms are defined in the Internal Revenue Code and Income Tax Regulations).

     2. The interest-holder's U.S. employer identification number is _______________________.

     3.   The interest-holder's office___________________________
          and place of incorporation (if applicable) is__________.

               The interest-holder understands that this certification may be disclosed to the Internal Revenue Service by the Partnership and that any false statement contained herein could be punishable by fine, imprisonment or both. Under penalties of perjury, I declare that I have examined this certification and to the best of my knowledge and belief it is true, correct and complete and (if applicable) I further declare that I have authority to sign this document on behalf of

               __________________________________________________
                    (Name of Interest-Holder)

               __________________________________________________
                    Signature and Date

               __________________________________________________
                    Title (if applicable)

     Note: If the Assignee is a broker, dealer, bank, trust company, clearing corporation, other nominee holder or an agent of any of the foregoing, and is holding for the account of any other Person, this application should be completed by an officer thereof, or in the case of a broker or dealer, by a registered representative who is a member of a registered national securities exchange or a member of the National Association of Securities Dealers, Inc., or, in the case of any other nominee holder, a Person performing a similar function. If the Assignee is a broker, dealer, bank, trust company, clearing corporation, other nominee holder or an agent of any of the foregoing, the above certification as to any Person for whom the Assignee will hold the Common Units shall be made to the best of the Assignee's knowledge.

     Note: This Transfer Application may be executed on behalf of a transferee by an attorney, executor, administrator, personal representative, trustee or guardian, and, if so executed, the person executing this Transfer Application must give his or her full title in such capacity, and proper evidence of authority to act in such capacity, if not on file with the Depositary, must be forwarded with this Receipt. All capitalized terms used herein have the meanings set forth in the Partnership Agreement.

                               EXHIBIT 10.24

 SECOND AMENDMENT TO FIFTH RESTATED AND AMENDED CREDIT AGREEMENT


   THIS SECOND AMENDMENT TO FIFTH RESTATED AND AMENDED CREDIT AGREEMENT (herein called the "Amendment") made as of the 25th day of February, 1997, by and among Pride Companies, L.P., a Delaware limited partnership ("Borrower"), Pride Refining, Inc., a Texas corporation ("Pride Refining"), Pride SGP, Inc. a Texas corporation ("Pride SGP"), Desulfur Partnership, a Texas general partnership ("Desulfur Partnership"), Pride Marketing of Texas (Cedar Wind, Inc., a Texas corporation ("Pride Marketing"), Pride Borger,Inc. , a Delaware corporation ("Pride Borger"), NationsBank of Texas, N.A., a national banking association, as Agent ("Agent"), and Lenders named on Schedule 1 to the original Agreement ("Lenders"),

                      W I T N E S S E T H:

   WHEREAS, Borrower, Pride Refining, Pride SGP, Desulfur Partnership, Pride Marketing, Pride Borger, Agent and Lenders have entered into that certain Fifth Restated and Amended Credit Agreement dated as of August 13, 1996 as amended by that certain First Amendment to Fifth Restated and Amended Credit Agreement dated as of August 17, 1996 (as so amended, the "Original Agreement") for the purpose and consideration therein expressed, whereby Lenders became obligated to make loans to Borrower as therein provided;

   WHEREAS, Borrower has notified Agent and Lenders that Borrower is in Default under Section 6.02(c) and 6.02(d) of the Original
Agreement; and

   WHEREAS, Borrower has requested Agent and Lenders to increase the amount of the Uncommitted Line Notes and Agent and Lenders have agreed to do so, subject to the terms and conditions contained herein;

   NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement and in consideration if the loans which may hereafter be made by Lenders to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

                           ARTICLE I.

                   Definitions and References

   Section 1.1. Terms Defined in the Original Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment.

   Section 1.2. Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

   "Amendment" shall mean this Second Amendment to Fifth Restated and Amended Credit Agreement.

   "Credit Agreement" shall mean the original Agreement as amended hereby.

   "Renewal Notes" has the meaning given it in Section 3.1.

                           ARTICLE II.

                Amendments to Original Agreement

   Section 2.1. Defined Terms.  The definition of "Facility B
Letter of Credit Cap" in Section 1.1 of the Original Agreement is hereby amended in its entirety to read as follows:

   "`Facility B Letter of Credit Cap' shall mean $42,500,000."

   Section 2.2. Exhibits. Exhibit M to the Original Agreement is hereby amended in its entirety to read as set forth in Exhibit M attached hereto.

                          ARTICLE III.

                   Conditions of Effectiveness

   Section 3.1. Effective Date. This Amendment shall become effective as of the date first above written when, and only when,
(i) Agent shall have received, at Agent's office, a counterpart of this Amendment executed and delivered by Borrower and each Lender,
(ii) Borrower shall have issued and delivered to Agent, for subsequent delivery to each Lender, an Uncommitted Line Note with appropriate insertions in the form attached hereto as Exhibit M (such Uncommitted Line Notes herein called the "Renewal Notes") , duly executed on behalf of Borrower and dated the date hereof, and
(iii) Borrower shall have executed and delivered to Pride SGP a notice in the form attached hereto as Exhibit A, regarding a blockage on the payment of Rentals, and Pride SGP shall have evidenced its agreement thereto.

                           ARTICLE IV.

                 Representations and Warranties

   Section 4.1. Representations and Warranties of Borrower. In order to induce each Lender to enter into this Amendment, Borrower represents and warrants to each Lender that:

   (a) The representations and warranties contained in Article V of the Original Agreement are true and correct at and as of the time of the effectiveness hereof.

   (b) Each Related Person is duly authorized to execute and deliver this Amendment, and Borrower is and will continue to be duly authorized to borrow monies and to perform its obligations under the Credit Agreement. Each Related Person has duly taken all corporate and partnership action necessary to authorize the execution and delivery of this Amendment and to authorize the performance of the obligations of such Related Person hereunder.

   (c) The execution and delivery by each Related Person of this Amendment, the performance by each Related Person of its obligations hereunder and the consummation of the transactions contemplated hereby do not and will not conflict with any provision of law, statute, rule or regulation or of the partnership agreement, articles of incorporation and bylaws of any Related Person, or of any material agreement, judgment, license, order or permit applicable to or binding upon any Related Person, or result in the creation of any lien, charge or encumbrance upon any assets or properties of any Related Person. Except for those which have been obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by each Related Person of this Amendment or to consummate the transactions contemplated hereby.

   (d) When duly executed and delivered, this Amendment will be a legal and binding obligation of each Related Person, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency or similar laws of general application relating to the enforcement of creditors' rights and by equitable principles of general application.

                           ARTICLE V.

                          Miscellaneous

   Section 5.1. Ratification of Agreements. The Original Agreement as hereby amended is hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall be deemed to be a reference to the Original Agreement as hereby amended. Any reference to the Uncommitted Line Notes in any Loan Document shall be deemed to be a reference to the Renewal Notes. The execution, delivery and effectiveness of this Amendment and the Renewal Notes shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lenders under the Credit Agreement, the Notes, or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement, the Notes or any other Loan Document nor constitute a waiver of any Default or Event of Default, including without limitation, the Defaults described in the recitals of this Amendment.

   Section 5.2. Survival of Agreements. All representations, warranties, covenants and agreements of the Related Person herein shall survive the execution and delivery of this Amendment and the performance hereof, including without limitation the making or granting of the Loans, and shall further survive until all of the obligations are paid in full. All statements and agreements contained in any certificate or instrument delivered by any Related Person hereunder or under the Credit Agreement to any Lender shall be deemed to constitute representations and warranties by, and/or agreements and covenants of, Borrower under this Amendment and under the Credit Agreement.

   Section 5.3. Loan Documents. This Amendment is a Loan Document, and all provisions in the Credit Agreement pertaining to Loan
Documents apply hereto.

   Section 5.4. Governing Law. This Amendment shall be governed by and construed in accordance the laws of the State of Texas and any applicable laws of the United States of America in all respects, including construction, validity and performance.

   Section 5.5. Counterparts. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment.

   THIS AMENDMENT, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY
EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS
OF THE PARTIES.

   Section 5.6. Uncommitted Line. The parties hereto acknowledge and represent that as provided in the Original Agreement, notwithstanding any course of dealing between Borrower or any Lender or any Prior Special Advance made by a Lender, and notwithstanding anything contained in this Amendment, the Original Agreement or any other Loan Document to the contrary, , no Lender has any obligation or commitment whatsoever to make any Special Advance made by a Lender shall he made solely in the discretion of such Lender.
                                                   EXHIBIT A



                      PRIDE COMPANIES, L.P.
                           1209 N. 4th
                      Abilene, Texas 79601


Pride SGP, Inc.
1209 N. 4th
Abilene, Texas 79601


Re: Rentals pursuant to the Pipeline Agreement dated as of March 29, 1990 (as heretofore amended, the "Pipeline
     Agreement"), between Pride SGP, Inc. ("Pride SGP") and Pride
     Companies, L.P. ("Pride Companies")


Gentlemen:

   Effectively immediately, Pride Companies will not make, and Pride SGP will not accept, any further rental payments under the Pipeline Agreement. This suspension may not be amended or revoked except by written notice to you executed by both Pride Companies and NationsBank of Texas, N.A., as Agent under the Fifth Amended and Restated Credit Agreement dated August 13, 1996. The rights of Pride SGP to receive pipeline rental payments in cash, as provided in the Agreement of Pride SGP dated August 13, 1996 (up to six monthly payments not to exceed $500,000 in the aggregate) is not terminated, but is suspended until such time as the suspension of the rental payments is revoked by written notice of Pride Companies and NationsBank of Texas, N.A., as Agent.


PRIDE COMPANIES, L.P.

By:  Pride Refining, Inc.,
     its Managing General Partner


By:  ____________________________________
     Brad Stephens
     Chief Executive Officer



AGREED TO AS OF THE
DATE FIRST WRITTEN ABOVE

PRIDE SGP, INC.


By:  __________________________
   Name:
   Title:
                                                   EXHIBIT "M"

                      UNCOMMITTED LINE NOTE

[$_______________]                     Date:  ______________, 1997


   FOR VALUE RECEIVED, the undersigned, PRIDE COMPANIES, L.P. ("Borrower"), hereby promises to pay to the order of _____________________________________ the principal amount of
_____________________________________ _____________ as provided in the Credit Agreement (as defined below). All capitalized terms used herein shall have the meaning set forth in the Credit Agreement.

   Borrower promises to pay interest on the unpaid principal balance until the principal balance is paid in full, at the interest rate, and payable at such times, as specified in the Credit Agreement. Both principal and interest are payable in lawful money of the United States of America to Agent in same day funds.

   This Uncommitted Line Note is an Uncommitted Line Note referred to in, and is entitled to the benefits of, the Fifth Restated and Amended Credit Agreement, dated as of August 13, 1996 (as from time to time amended, supplemented, or restated, the "Credit Agreement") among Borrower, Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. as guarantors, NationsBank of Texas, N.A., as Agent for Lenders, and NationsBank of Texas, N.A. and Bank One, Texas, N.A. as Lenders, which, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

   This Uncommitted Line Note is issued in increase, restatement, extension and renewal of (but not in extinguishment or novation of) that certain Uncommitted Line Note dated as of August 13, 1996, made by Borrower to the order of ________________________________, which Uncommitted Line Note was issued in restatement, extension and renewal of (but not in extinguishment or novation of ) that certain Uncommitted Line Note dated as of March 30, 1995, made by Borrower to the order of ______________________________________.

PRIDE COMPANIES, L.P.

By:  Pride Refining, Inc.,
     Managing General Partner


By:  ____________________________________
     Brad Stephens
     Chief Executive Officer

                               EXHIBIT 10.25

 THIRD AMENDMENT TO FIFTH RESTATED AND AMENDED CREDIT AGREEMENT

   THIS THIRD AMENDMENT TO FIFTH RESTATED AND AMENDED CREDIT AGREEMENT (herein called the "Amendment") made as of the 31st day of March, 1997, by and among Pride Companies, L.P., a Delaware limited partnership ("Borrower"), Pride Refining, Inc., a Texas corporation ("Pride Refining"), Pride SGP, Inc., a Texas corporation ("Pride SGP"), Desulfur Partnership, a Texas general partnership ("Desulfur Partnership"), Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation ("Pride Marketing"), Pride Borger, Inc., a Delaware corporation ("Pride Borger"), NationsBank of Texas, N.A., a national banking association, as Agent ("Agent"), and Lenders named on Schedule 1 to the Original Agreement ("Lenders"),


                      W I T N E S S E T H;

   WHEREAS, Borrower, Pride Refining, Pride SGP, Desulfur Partnership, Pride Marketing, Pride Borger, Agent and Lenders have entered into that certain Fifth Restated and Amended Credit Agreement dated as of August 13, 1996, as amended by that certain First Amendment to Fifth Restated and Amended Credit Agreement dated as of August 17, 1996 and that certain Second Amendment to Fifth Restated and Amended Credit Agreement dated as of February 25, 1997 (as so amended, the "Original Agreement") for the purpose and consideration therein expressed, whereby Lenders became obligated to make loans to Borrower as therein provided;

   WHEREAS, Borrower has requested Agent and Lenders to extend the Maturity Date and to adjust the amortization schedule, and Agent and Lenders have agreed to do so, subject to the terms and conditions contained herein;

   NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement and in consideration of the loans which may hereafter be made by Lenders to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

                           ARTICLE I.

                   Definitions and References

   Section 1.1. Terms Defined in the Original Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment.

   Section 1.2. Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

   "Amendment" shall mean this Third Amendment to Fifth Restated and Amended Credit Agreement.

   "Credit Agreement" shall mean the Original Agreement as amended hereby.

   "Original Note" shall mean the "Revolving Notes" referred to and defined as such in the Original Agreement.

                           ARTICLE II.

                Amendments to Original Agreement

   Section 2.1. Defined Terms.  The definitions of "Borrowing
Base", "Maturity Date" and "Revolver Commitment" in Section 1.1 of the Original Agreement are hereby amended in their entirety to read as follows:

   "`Borrowing Base' means the remainder of (A) minus (B) below as of the date of determination:

   (A) the sum of the following as of the date of determination;

   (i)  an amount equal to one hundred percent of Cash and Cash
Equivalents minus any Cash and Cash Equivalents constituting trust accounts held for third parties; plus

   (ii)  an amount equal to one hundred percent (100%) of the Net
Government Accounts; plus

   (iii)  an amount equal to ninety percent (90%) of the approved
Eligible Receivables; plus

   (iv) an amount equal to eighty-five percent (85%) of the Other Eligible Receivables;

   (v) an amount equal to eighty-five percent (85%) of Inventory valued at fair market value; plus

   (vi)  $3,500.00.

minus

   (B) the sum of the following as of the date of determination;

   (i) Crude Purchase Accounts Payable minus the amount of Advance which is being immediately applied that date to the payment of such Crude Purchase Accounts Payable; plus

   (ii)  Pipeline Negative Inventory Accrual; plus

   (iii) Net Exchange Accounts Payable minus the amount of Advance which is being immediately applied that date to the payment of such Net Exchange Accounts Payable."

   "`Maturity Date' shall mean the earlier to occur of January 1, 1998, or the date of any Acceleration."

   "`Revolver Commitment' shall mean the aggregate maximum obligation of each Lender to make Advances under this Agreement (as each commitment may be reduced pursuant to Section 2.04 or at the applicable Maturity Date) which obligation shall at no time exceed $12,000,000."

   Section 2.2  Repayment.  Section 2.05(a)(ii) of the Original
Agreement is hereby amended in its entirety to read as follows:

   "(ii) Term Loans. All accrued and unpaid interest on the Term Loans shall be due and payable on the fifth day of each Month, commencing on April 5, 1997, and continuing on the fifth day of each Month thereafter until the Maturity Date. Beginning on May 5, 1997, and on each February 5, May 5, August 5 and November 5 thereafter, Borrow shall make a payment equal to the Excess Cash of Borrower calculated as of the last day of the immediately preceding Calendar Quarter."

   Section 2.3. Representations and Warranties. The first sentence of Section 5.13 of the Original Agreement is hereby amended in its entirety to read as follows:

   "The proceeds of the initial Advances under the Revolving Loans were used by Borrower to renew and extend the principal amount outstanding under the Original Revolving Notes; the proceeds of all subsequent Advances under the Revolving Loans will be used by Borrower in the ordinary course of its business for general working capital purposes."

   Section 2.4. Financial Covenants.  Sections 6.02(a), 6.02(b),
6.02(c) and 6.02(d) of the Original Agreement are hereby amended in their entirety to read as follows:

   "(a) Current Ratio. Borrower shall maintain a Current Ratio of not less than 0.40 to 1.00. In accordance with Section 6.01(a)(iv), Borrower shall deliver to Lenders a calculation of the Current
Ratio thirty (30) days after the end of each Month.

   (b) Adjusted Current Ratio. Borrower shall maintain at all times an Adjusted Current Ratio of not less than 0.55 to 1.00. In accordance with Section 6.01(a)(iv), Borrower shall deliver to Lenders a calculation of the Adjusted Current Ratio thirty days after the end of each Month.

   (c) Tangible Net Worth. Borrower shall maintain at all times a Tangible Net Worth of at least $20,000,000 which shall be tested as of the end of each Month; provided that such amount shall be increased by fifty percent (50%) of the Borrower's net income after taxes determined for each Calendar Quarter.

   (d) Fixed Charge Coverage. Borrower shall maintain a Fixed Charge Coverage of at least (i) .35 to 1.0 for the four fiscal quarters ending March 31, 1997, (ii) .35 to 1.0 at the end of each month beginning April 30, 1997, for the then most recently ended period of twelve (12) consecutive Months, and (iii) .60 to 1.0 at the end of each Month beginning December 31, 1997, for the then most recently ended period of twelve consecutive Months. For purposes of this Section 6.02(d), the term "Fixed Charge Coverage" shall mean for any period, EBITDAR for such period divided by the sum of (i) Fixed Charges for such period plus (ii) Capital Expenditures permitted by Section 7.06 hereof actually made during such period."

   Section 2.5.  Uncommitted Line.  Section 2A.01 of the Original
Agreement is hereby deleted in its entirety.

   Section 2.6. 1996 Financial Statements. On or before April 1, 1997, Borrower shall deliver to each Lender its audited financial statements for the fiscal year ending December 31, 1996, with the report being delivered by the independent certified accountant in connection therewith being without limitation as to the scope of the audit and without a "going concern" or like qualification of exception.

                          ARTICLE III.

                   Conditions of Effectiveness

   Section 3.1. Effective Date. This Amendment shall become effective as of the date first above written when, and only when
(i) Agent shall have received, at Agent's office, (a) a counterpart of this Amendment executed and delivered by Borrower and each Lender and (b) promissory notes with appropriate insertions in the form attached hereto as Exhibit A payable to the order of each Lender (such notes being herein called the "Renewal Notes"), duly executed on behalf of Borrower, dated the date hereof, and expressly renewing the Original Notes, and (ii) Borrower shall have paid to Agent for the benefit of Lenders, in consideration of Lenders agreeing to the transactions contemplated herein, an amendment fee in the amount of $80,000.

                           ARTICLE IV.

                 Representations and Warranties

   Section 4.1. Representations and Warranties of Borrower. In order to induce each Lender to enter into this Amendment, Borrower represents and warrants to each Lender that:

   (a) The representations and warranties contained in Article V of the Original Agreement are true and correct at and as of the time of the effectiveness hereof.

   (b) Each Related Person ia duly authorized to execute and deliver this Amendment and the Renewal Notes, and Borrower is and will continue to be duly authorized to borrow monies and to perform its obligations hereunder and thereunder.

   (c) The execution and delivery by each Related Person of this Amendment and the Renewal Notes, the performance by each Related Person of its obligations hereunder and thereunder and the consummation thereunder and the consummation of the transactions contemplated hereby do not and will not conflict with any provision of law, statute, rule or regulation or of the partnership agreement, articles of incorporation and bylaws of any Related Person, or of any material agreement, judgment, license, order or permit applicable to or binding upon any Related Person, or result in the creation of any lien, charge or encumbrance upon any assets or properties of any Related Person. Except for those which have been obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by each Related Person of this Amendment and the Renewal Notes or to consummate the transactions contemplated hereby or thereby.

   (d) When duly executed and delivered, each of this Amendment and the Renewal Notes will be a legal and binding obligation of each Related Person, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency or similar laws of general application relating to the enforcement of creditors' rights and by equitable principles of general application.

                           ARTICLE V.

                          Miscellaneous

   Section 5.1. Ratification of Agreements. The Original Agreement as hereby amended is hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall he deemed to be a reference to the Original Agreement as hereby amended. Any reference in any Loan Documents to the Original Notes shall be deemed to be a reference to the Renewal Notes. The execution, delivery and effectiveness of this Amendment and the Renewal Notes shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lenders under the Credit Agreement or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement, the Notes or any other Loan Document nor constitute a waiver of any Default or Event of Default.

   Section 5.2. Survival of Agreements. All representations, warranties, covenants and agreements of the Related Person herein shall survive the execution and delivery of this Amendment and the Renewal Notes and the performance hereof, including without limitation the making or granting of the Loans, and shall further survive until all of the Obligations are paid in full. All statements and agreements contained in any certificate or instrument delivered by any Related Person hereunder or under the Credit Agreement to any Lender shall be deemed to constitute representations and warranties by, and/or agreements and covenants of, Borrower under this Amendment, the Renewal Notes and under the Credit Agreement.

   Section 5.3.  Loan Documents.  This Amendment and the Renewal
Notes are Loan Documents, and all provisions in the Credit
Agreement pertaining to Loan Documents apply hereto.

   Section 5.4. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Texas and any applicable laws of the United States of America in all respects, including construction, validity and performance.

   Section 5.5. Counterparts. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment.

   Section 5.6. Waivers. Borrower has notified Agent and Lenders that it was not in compliance with Section 6.02(b) as of February 28, 1997, Sections 6.02(c) and 6.02(d) of the Credit Agreement for the periods ended December 31, 1996, January 31, 1997 and February 28, 1997, Lenders hereby waive Borrower's non-compliance with such Sections as of such dates and any Events of Default resulting from such noncompliance.

   Borrower has further notified Agent and Lenders that it has entered into a settlement agreement with the Environmental Protection Agency ("EPA"), pursuant to which Borrower has agreed to make installments to the EPA in an aggregate amount of $92,000. Lenders hereby consent to such settlement agreement and waive any Event of Default resulting therefrom.

   THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY
EVIDENCE OF PRIOR CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF THE
PARTIES.

   IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

BORROWER:

PRIDE COMPANIES, L,P., a Delaware
limited partnership



By:  PRIDE REFINING, INC, a Texas corporation,
      Managing General Partner


By:   Brad Stephens
      Chief Executive officer


GUARANTORS:

PRIDE REFINING, INC,


By:  Brad Stephens
     Chief Executive officer


PRIDE SGP, INC.



By:  Brad Stephens
     Chief Executive Officer


PRIDE MARKETING OF TEXAS (CEDAR
WIND), INC.


By:  Brad Stephens
     President


DESULFUR PARTNERSHIP

By: Pride Marketing of Texas
    (Cedar Wind), Inc.,
    its General Partner


By:  Brad Stephens
     President


PRIDE BORGER, INC,


By:  Wayne Malone
     President


AGENT:

NATIONSBANK OF TEXAS, N,A,


By:  Jay T. Wampler
     Senior Vice President


LENDERS:

NATIONSBANK OF TEXAS, N.A.


By:  Jay T. Wampler
     Senior Vice President


BANK ONE, TEXAS, N.A.



By:  Randall Durant
     Vice President


                      CONSENT AND AGREEMENT

   Each of Pride Refining, Pride SGP and Desulfur Partner hereby consents to the provisions of this Agreement, the transactions contemplated herein and the execution and delivery of the Renewal Notes, and hereby ratifies and confirms the Second Restated Guaranty Agreement dated as of August 13, 1996, made by it for the benefit of Lenders and Agent, and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.

PRIDE REFINING, INC.



By:  Brad Stephens
     Chief Executive Officer

PRIDE SGP, INC.


By:  Brad Stephens
     President

DESULFUR PARTNERSHIP

By: Pride Marketing of Texas
    (Cedar Wind), Inc.,
    its general partner

By:
    Name:
    Title:


                      CONSENT AND AGREEMENT


   Pride Marketing hereby consents to the provisions of this Agreement, the transactions contemplated herein, and the execution and delivery of the Renewal Notes and hereby ratifies and confirms the Restated Guaranty Agreement dated as of August 13, 1996, made by it for the benefit of Lenders and Agent, and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.



PRIDE MARKETING OF TEXAS
(CEDAR WIND), INC.



By:
    Name:
    Title:


PRIDE BORGER, INC.



By:
     Name:
     Title:
                           EXHIBIT "A"


                         REVOLVING NOTE
[$______________]                      Date: _______________, 1997


   FOR VALUE RECEIVED, the undersigned, PRIDE COMPANIES, L.P.
("Borrower"), hereby promises to pay to the order of __________________________ the principal amount of
____________________________ as provided in the Credit Agreement
(as defined below) . All capitalized terms used herein shall have the meaning set forth in the Credit Agreement.

   Borrower promises to pay interest on the unpaid principal balance until the principal balance is paid in full, at the interest rate, and payable at such times, as specified in the Credit Agreement. Both principal and interest are payable in lawful money of the United States of America to Agent in same day funds.

   This Revolving Note is a Revolving Note referred to in, and is entitled to the benefits of, the Fifth Restated and Amended Credit Agreement, dated as of August 13, 1996 (as from time to time amended, modified, restated or supplemented, the "Credit Agreement") among Borrower, Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. as guarantors, NationsBank of Texas, N.A., as Agent for Lenders, and NationsBank of Texas, N.A. and Bank One, Texas, N.A. as Lenders, which, among other things, (i) provides for mandatory monthly payments of interest and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

   This Revolving Note is issued in restatement, extension and renewal of (but not in extinguishment or novation of) that certain Promissory Note dated as of August 13, 1996, made by Borrower to the order of __________________________________________________, which Promissory Note was issued in restatement, extension and renewal of (but not in extinguishment or novation of) that certain Promissory Note dated as of November 14, 1994, made by Borrower to the order of______________________________________________________.

PRIDE COMPANIES, L.P.

By:  Pride Refining, Inc., Managing
     General Partner


By:  Brad Stephens
     Chief Executive Officer
     Administration

                      PRIDE COMPANIES, L.P.
                UNIT RIGHTS APPRECIATION PLAN


   1. Purpose. The purpose of this Pride Companies, L.P. Unit Rights Appreciation Plan (hereinafter referred to as the "Plan") is to further the success of Pride Companies, L.P., a Delaware limited partnership (the "Company"), and certain of its affiliates by giving certain officers and key employees of the Company or its affiliates ("Participants") the opportunity to benefit from the appreciation in the value of Common Units of the Company, and thus to provide an additional incentive to such Participants to continue in the service of the Company or its affiliates and to give them a greater interest in the success of the Company. Accordingly the Committee is hereby authorized to designate those Participants who are to receive Unit Rights under this Plan, and upon the due execution of a Unit Rights Agreement, to grant Unit Rights to such Participants.

   2. Definitions. As used in this Plan, the terms set forth below shall have the following meanings:

   (a)  "Board" means the Board of Directors of Pride Refining,
Inc., a Delaware corporation, which serves as the managing general partner of the Company or any successor managing general partner of the Company.

   (b)  "Code" means the Internal Revenue Code of 1986.

   (c) "Committee" means the Committee administering the Plan described in Paragraph 3 hereof.

   (d) "Common Unit" means a Preferred Unit, as defined and described in the Amended and Restated Agreement of Limited Partnership of the Company effective as of March 29, 1990 and as amended effective September 25, 1991, each of which units shall be converted into a Common Unit, as amended effective December 31, 1996, and as it may be further amended from time to time.

   (e) "Company" means Pride Companies, L.P., a Delaware limited partnership, and any successor in interest.

   (f) "Date of Grant" means the date on which Unit Right(s) are granted under a written Unit Rights Agreement executed by the Company and a Participant pursuant to the Plan.

   (g) "Disinterested Person" means a "disinterested person" as defined in Rule 16b-3 promulgated under the Exchange Act or any successor provision.

   (h) "Effective Date" means the effective date of this Plan specified in Paragraph 13 hereof.

   (i) "Exchange Act" means the Securities Exchange Act of 1934, as it may be amended from time to time.

   (j)  "Fair Market Value" means Fair Market Value as defined in
Paragraph 7(a) below.

   (k) "Participants" means the key employees and officers of the Company and its affiliates.

   (l)  "Unit Right(s)" means a right(s), documented by a Unit
Rights Agreement, to purchase, or realize the appreciation in, a Common Units, as more fully described in Section 4 and the other provisions of this Plan.

   (m) "Unit Rights Agreement" means a written agreement between the Company and a Participant pursuant to which Unit Right(s) are granted to a Participant under this Plan.

   (n) "Unit Rights Holder" shall mean the person who is entitled to exercise Unit Rights granted hereunder.

   (o) "Unit Rights Price" means, as to a grant of Unit Rights, the aggregate Fair Market Value of the Common Units covered by the grant of Unit Rights, determined under Paragraph 7(a) hereof, on the Date of Grant.

   3. Administration of Plan. The Compensation Committee of the Board (the "Committee") shall administer the Plan. The Committee shall be initially composed of Clark Johnson, Bob Rice, and Doug Bech. Only Disinterested Persons shall be eligible to serve as members of the Committee. The Committee shall report all action taken by it to the Board, which shall review and ratify or approve those actions that are by law required to be so reviewed and ratified or approved by the Board. The Committee shall have full and final authority in its discretion, subject to the provisions of the Plan, to determine the Participants to whom, and the time or times at which, Unit Rights shall be granted and the number of Common Units covered by each grant of Unit Rights; to construe and interpret the Plan and any agreements made pursuant to the Plan; to determine the terms and provisions (which need not be identical or consistent with respect to each Participant) of the respective Unit Rights Agreements and any agreements ancillary thereto, including, without limitation, terms covering the payment of any Unit Rights Price that may be payable; and to make all other determinations and take all other actions deemed necessary or advisable for the proper administration of this Plan. All such actions and determinations shall be conclusively binding for all purposes and upon all persons.

   4. Unit Rights Authorized. Each Unit Right granted under this Plan shall consist of a right granted to a Participant to receive from the Company any of the following, at the option of the Company, upon exercise (as described herein):

     (a)  An amount equal to the excess, if any, of (i) the Fair
   Market Value on the exercise date ("Exercise Date Price") of a Common Unit, over (ii) the Fair Market Value of a Common Unit on the Date of Grant;

     (b)  An amount equal to the excess, if any, of (i) the Fair
   Market Value on the exercise date of a Common Unit, over (ii) the Fair Market Value of a Common Unit on the Date of Grant, for the purpose of purchasing Common Units;

     (c) A Common Unit (or a fraction thereof) or Units having a Fair Market Value equal to the difference between (i) the Exercise Date Price of the Unit Right being exercised and (ii) the Fair Market Value, as of the Date of Grant, of the Common Unit subject to the Unit Right being exercised; or

     (d) One Common Unit for each Unit Right being exercised, provided that the Participant shall timely pay the aggregate
   Unit Rights Price.

   5. Common Units Subject to Unit Rights. The aggregate number of Common Units as to which Unit Rights may be issued shall not exceed 300,000 Common Units per calendar year and 500,000 Common Units over the term (as set forth in Paragraph 11) of the Plan, subject to adjustment (as to both limitations) under the provisions of Paragraph 8. In the event any Unit Right shall, for any reason, terminate or expire or be surrendered without having been exercised in full, the Common Units subject to such Unit Right shall again be available for Unit Rights to be granted under the Plan.

   6. Participants. Except as hereinafter provided, Unit Rights may be granted under the Plan to any Participant. In determining the Participants to whom Unit Rights shall be granted and the number of Common Units to be covered by such Unit Rights, the Committee may take into account the nature of the services rendered by the respective Participants, their present and potential contributions to the Company's success, and such other factors as the Committee in its discretion shall deem relevant. A Participant who has been granted a Unit Right under the Plan may be granted additional Unit Rights under the Plan, in the Committee's discretion.

   7. Terms and Conditions of Unit Rights. The grant of a Unit Right under the Plan shall be evidenced by a Unit Rights Agreement executed by the Company and the applicable Participant and shall contain such terms and be in such form as the Committee may from time to time approve, subject to Paragraph 4 above and the following limitations and conditions:

     (a) Unit Rights Price. The Unit Rights Price of the Unit Rights granted hereunder shall be the Fair Market Value of the Common Units subject to the Unit Rights as of the Date of Grant. For purposes of this Paragraph 7(a), Fair Market Value shall be, where applicable, the closing price of the Common Units on the Date of Grant as reported on the New York Stock Exchange composite tape or, if the Common Units are not traded on such exchange, as reported on any other national securities exchange on which the Common Units may be traded. If the Common Units were not traded on the Date of Grant, the most recent trading date shall be substituted in the preceding sentence.

     (b) Period of Unit Rights. The expiration date of each Unit Right shall be the tenth (10th) anniversary of the Date of Grant. No Unit Rights granted hereunder may be exercised after such expiration date.

     (c) Vesting of Common Unit Rights. Neither a Unit Rights Holder nor his or her successor in interest shall have any of the rights of a Common Unit Holder of the Company solely by virtue of the ownership of Unit Rights until the Unit Rights are exercised and, subject to the Company's election described in Paragraph 4 above, the Common Units relating to the Unit Rights are properly delivered to such Unit Rights Holder or successor pursuant to Paragraph 4(c) or 4(d).

     (d) Vesting and Exercise of Unit Rights. Unit Rights shall vest and become exercisable as to one-third of the Unit Rights granted on the first December 31 following the Date of Grant and as to an additional one third on each of the second and third December 31 dates following the Date of Grant; provided, however, that all outstanding Unit Rights shall become one hundred percent (100%) vested and exercisable upon the effective date of the sale or exchange of 51% or more of the outstanding stock of Pride Refining Inc., the Managing General Partner of the Company. All Unit Rights may be exercised, after the vesting thereof, only during the period beginning on the third and ending on the twelfth business day following the date of release of the Company's quarterly financial reports. A Unit Rights Holder shall exercise his or her Unit Rights by written notice to the Company stating the number of Unit Rights being exercised. Notice of exercise shall be effective for the day prior to receipt by the Company. The Committee shall inform the Unit Rights Holder within ten days of receipt of such notice by the Company whether all or any portion of his or her Unit Rights are to be exercised as provided in Paragraph 4(d), together with the amount of the payment required by the Unit Holder. After the death of the Unit Holder, Unit Rights may be exercised as provided in Paragraph 15 hereof.

     (e) Nontransferability of Unit Rights. No Unit Rights shall be transferable or assignable by a Unit Rights Holder, other than by will or the laws of descent and distribution, and each Unit Right shall be exercisable, during the Unit Rights Holder's lifetime,only by him or her or, during periods of legal disability, by his or her legal representative. No Unit Right shall be subject to execution, attachment, or similar process.

   8. Adjustments. The Committee, in its discretion, may make such adjustments in the Unit Rights Price and the number of Common Units covered by outstanding Unit Rights if such adjustments are required to prevent any dilution or enlargement of the rights of the holders of such Unit Rights that would otherwise result from any reorganization, recapitalization, merger, consolidation, issuance of rights, or other change in the capital structure of the Company. The Committee, in its discretion, may also make such adjustments in the aggregate number of Common Units that may be subject to the future grant of Unit Rights if such adjustments are appropriate to reflect any transaction or event described in the preceding sentence. In the event that the Company ceases to be a master limited partnership as a result of restructuring, the Committee may, subject only to approval by the Board, determine that any future awards hereunder will be granted in the form of equity securities rather than cash.

   9. Restrictions on Issuing Common Units. The issuance of any Common Units pursuant to the terms of this Plan may be made subject to the condition that if at any time the Company shall determine in its discretion that the satisfaction of withholding tax or other withholding liabilities, or that the listing, registration, or qualification of any Common Units otherwise deliverable upon such exercise upon any securities exchange or under any state or federal law, or that the consent or approval of any regulatory body, is necessary or desirable as a condition of, or in connection with, such exercise or the delivery or purchase of Common Units pursuant thereto, then in any event, such exercise shall not be effective unless such withholding, listing, registration, qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Company.

   10. Use of Proceeds. The proceeds received by the Company from the sale of any Common Units pursuant to the exercise of Unit
Rights granted under the Plan shall be added to the Company's general funds and used for general partnership purposes.

   11. Amendment, Suspension, and Termination of Plan. The Board may at any time suspend or terminate the Plan or may amend it from time to time in such respects as the Board may deem advisable in order that the Unit Rights granted thereunder may conform to any changes in the law or in any other respect which the Board may deem to be in the best interests of the Company, provided, however, that without approval by the limited partners of the Company voting the proper percentage(s), no such amendment shall make any change in the Plan for which partner approval is required of the Company by
(a) Rule 16b-3, promulgated under the Exchange Act; (b) any rules for listed companies promulgated by any national stock exchange on which the Company's Common Units are traded; or (c) any other applicable rule or law. Unless sooner terminated hereunder, the Plan shall terminate fifteen (15) years after the Effective Date. No Unit Rights may be granted during any suspension or after the termination of the Plan.

   12.  Withholding.  The Committee may, in its sole discretion,
(a) require a Unit Rights Holder to remit to the Company a cash amount sufficient to satisfy, in whole or in part, any federal, state, and local withholding requirements prior to any payment or issuance of property pursuant to the exercise of Unit Rights hereunder; (b) satisfy any such withholding requirements by withholding from payments or property issuable to the Unit Rights Holder upon the exercise of the Unit Rights amounts of cash or property equal in value to the amount required to be withheld; or
(c) satisfy such withholding requirements through another lawful method, including through additional withholdings against the Unit Rights Holder's other compensation from the Company.

   13. Effective Date of Plan. This Plan shall become effective on the date (the "Effective Date") upon which the Plan is adopted by the Board.

   14. Termination of Employment. In the event of the retirement (with the written consent of the Company) or other termination of the employment of a Participant to whom Unit Rights have been granted under the Plan, other than (a) a termination that is either
(i) for cause or (ii) voluntary on the part of the employee and without the written consent of the Company; or (b) a termination by reason of death, the employee may (unless otherwise provided in his Unit Rights Agreement) exercise his Unit Rights at any time within one year after such retirement or other termination of employment (or within one year after termination of employment due to disability within the meaning of Code Section 422(c)(6), or within such other time as the Committee shall authorize, but in no event after ten years from the date of granting thereof (or such lesser period as may be specified in the Unit Rights Agreement), but only to the extent of the number of Common Units for which his Unit Rights were exercisable by him at the date of the termination of his employment. In the event of the termination of the employment of an employee to whom Unit Rights have been granted under the Plan that is either (i) for cause or (ii) voluntary on the part of the employee and without the written consent of the Company, any Unit Rights held by him under the Plan, to the extent not previously exercised, shall forthwith terminate on the date of such termination of employment. Unit Rights granted under the Plan shall not be affected by any change of employment so long as the holder continues to be an employee of the Company or a subsidiary of the Company, or of a general partner of the Company. The Unit Rights Agreement may contain such provisions as the Committee shall approve with respect to the effect of approved leaves of absence. Nothing in the Plan or in any Unit Rights granted pursuant to the Plan shall confer on any individual any right to continue in the employ of the Company or any of its affiliates or interfere in any way with the right of the Company or any of its affiliates to terminate his employment at any time.

   15. Death of Holder of Unit Rights. In the event a Participant to whom Unit Rights have been granted under the Plan dies during, or within one year after the termination of, his employment by the Company or an affiliate, such Unit Rights (unless they shall have been previously terminated pursuant to the provisions of the Plan or unless otherwise provided in his Unit Rights Agreement) may be exercised (to the extent of the entire number of Common Units covered), whether or not purchasable by the employee at the date of his death, by the executor or administrator of the Unit Rights Holder's estate or by the person or persons to whom the Unit Rights Holder shall have transferred such Unit Rights by will or by the laws of descent and distribution, at any time within a period of 12 months after his death, but not after the exercise termination date set forth in the relevant Units Rights Agreement.

   16. Loans to Assist in Exercise of Unit Rights. If approved by the Board, the Company or any affiliate may lend money or guarantee loans by third parties to an individual to finance the exercise of any Unit Rights granted under the Plan to purchase Common Units thereby acquired.