Form 10-Q
period 1997-03-31
PRIDE COMPANIES LP
filed 1997-05-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997
                 Commission file number 1-10473

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

   Class                        Outstanding at May 1, 1997
Common Units                            4,950,000

PART I.  Item 1.  Financial Information

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS



(Amounts in thousands, except unit amounts)
                                        March 31,
                                           1997        December 31,
                                       (unaudited)        1996
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       458    $       472
  Accounts receivable, less allowance
     for doubtful accounts                   13,144         18,163
  Inventories                                17,055         19,171
  Prepaid expenses                              934          1,286
                                        ___________    ___________
     Total current assets                    31,591         39,092

Property, plant and equipment               137,091        136,778
Accumulated depreciation                     38,908         37,224
                                        ___________    ___________
  Property, plant and equipment - net        98,183         99,554

Other assets                                  1,061          1,070
                                        ___________    ___________
                                        $   130,835    $   139,716

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    27,277    $    33,517
  Accrued payroll and related benefits        1,294          1,498
  Accrued taxes                               3,630          4,805
  Other accrued liabilities                   2,008          2,095
  Current portion of long-term debt           9,218          6,516
                                        ___________    ___________
     Total current liabilities               43,427         48,431

Long-term debt, excluding current portion    49,477         50,417
Deferred income taxes                         2,512          2,590
Other long-term liabilities                   8,734          8,680
Partners' capital:
  Common units (5,275,000 units
     authorized, 4,950,000
     outstanding)                            26,619         29,474
  General partners' interest                     66            124
                                        ___________    ___________
     Total partners' capital                 26,685         29,598
                                        ___________    ___________
                                        $   130,835    $   139,716

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                      Three Months Ended March 31,
                                            1997           1996
                                      ______________   ___________
Revenues                                $    142,455   $   150,364

Cost of sales and operating expenses,
  excluding depreciation                     139,371       143,274
Marketing, general and
  administrative expenses                      2,391         2,567
Depreciation                                   1,718         1,765
                                        ____________   ___________
Operating income (loss)                       (1,025)        2,758

Other income (expense):
  Interest income                                  9            20
  Interest expense                            (1,334)       (1,491)
  Credit and loan fees                          (589)         (805)
  Other - net                                    (21)           27
                                        ____________   ___________
Income (loss) before income taxes             (2,960)          509
  Income tax expense (benefit)                   (47)            1
                                        ____________   ___________
Net income (loss)                       $     (2,913)  $       508


General partners' interest              $        (58)  $        10

Net income (loss) allocable
  to unitholders                        $     (2,855)  $       498

Net income (loss) per unit
  - before conversion                   $       (.58)  $       .05

Net income (loss) per unit
  - after conversion                    $       (.58)  $       .10


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                       Three Months Ended March 31,
                                            1997           1996
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $     (2,913)  $       508
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         1,718         1,765
          (Gain) loss on sale of
            property, plant and equipment         24           (23)
          Deferred tax benefit                   (78)          (32)
     Net effect of changes in:
          Accounts receivable                  5,019        (3,760)
          Inventories                          2,116           471
          Prepaid expenses                       352           303
          Accounts payable and other
            long-term liabilities             (6,186)        1,382
          Accrued liabilities                 (1,466)          597
                                        ____________   ___________
               Total adjustments               1,499           703
                                        ____________   ___________
Net cash provided by (used in)
operating activities                          (1,414)        1,211

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (369)         (406)
  Proceeds from disposal of property,
    plant and equipment                            5            42
  Other                                            2           (24)
                                        ____________   ___________
Net cash provided by (used in)
investing activities                            (362)         (388)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                41,608         8,550
  Payments on debt and credit
    facilities                               (39,846)       (9,381)
  Other                                            -            (4)
                                        ____________   ___________
Net cash provided by (used in)
financing activities                           1,762          (835)
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                                 (14)          (12)

Cash and cash equivalents at the
beginning of the period                          472           288
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        458   $       276

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

     Pride Refining, Inc. (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and the Special General Partner (collectively the "General Partners") collectively own a 2% general partner interest. The Partnership adopted certain amendments to its partnership agreement (the "Amendments"), which were effective December 31, 1996 and modified the capital structure of the Partnership. In addition to its general partner interest, the Special General Partner owns a 4.9% interest in the Partnership through ownership of common limited partner units with terms specified by the Amendments ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. Prior to the effectiveness of the Amendments, the Special General Partner owned a 51.7% limited partner interest in the Partnership through ownership of common limited partner units ("Old Common Units"), and the public owned a 46.3% interest in the Partnership through ownership of convertible preferred limited partner units ("Preferred Units").

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

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1996 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. The Partnership has two subsidiaries that are corporations which are separate taxable entities whose operations are subject to federal income taxes.

     Net Income (Loss) per Unit - Before Conversion is calculated using the actual weighted average number of units outstanding during the period (4,950,000 Common Units for the period ended March 31, 1997 and 4,700,000 Preferred Units and 5,250,000 Old Common Units for the period ended March 31, 1996) divided into the Partnership's net income (loss) after adjusting for general partner allocations. Net Income (Loss) per Unit - After Conversion is calculated based on the weighted average number of Common Units outstanding as a result of the Amendments which were effective December 31, 1996 (4,950,000 Common Units for the periods ended March 31, 1997 and 1996) divided into the Partnership's net income
(loss) after adjusting for general partner allocations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 is not expected to have a material effect on the Partnership's prior periods or present earnings per unit calculation.

3.   Related Party Transactions

     In accordance with the Second Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and a 4.9% limited partner interest in the Partnership.

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

4.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and         March 31,    December 31,
         consist of:                       1997           1996
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $    12,474    $    14,543
     Refined products and blending
       materials                              8,402         12,002
                                        ___________    ___________
                                             20,876         26,545
     LIFO reserve                            (4,910)        (8,381)
                                        ___________    ___________
     Petroleum inventories                   15,966         18,164
     Spare parts and supplies                 1,089          1,007
                                        ___________    ___________
                                        $    17,055    $    19,171

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

5.   Long-term Debt

     The Partnership's credit facility was amended and restated on August 13, 1996. On May 15, 1997, the Partnership's credit facility was amended to extend the maturity date to April 1, 1998. Under the credit facility at December 31, 1996, the Partnership had a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45.0 million standby letter of credit facility for the purchase of crude oil ("Facility B"). On February 25, 1997, at the request of management, the credit agreement was amended and the amount available under Facility B was reduced to $42.5 million in exchange for an incremental $2.5 million of availability on an uncommitted line of credit. The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $42.3 million, respectively, in outstanding standby letters of credit at March 31, 1997. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $1.0 million in outstanding standby letters of credit under the Special LC Facility as of March 31, 1997. As a result of the decline in crude oil prices in the first quarter of 1997 and management's expectations for lower average crude oil prices for the remainder of the year compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     Prior to an amendment on March 31, 1997 to the credit facility, the Partnership had available to it a revolving line of credit of $8.0 million, a $24.6 million term loan (the "Term Loan") and a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). On March 31, 1997, the credit agreement was amended to provide a $12.0 million revolving line of credit ("Revolver"). At March 31, 1997, the balances outstanding on the Revolver, Term Loan and the Senior Secured Notes were $7.4 million, $24.6 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $647,000 of the Term Loan as current as of March 31, 1997.

     Advances under the Revolver and Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/2% as of March 31, 1997. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Under certain circumstances, the Senior Secured Notes are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as long-term as of March 31, 1997.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at March 31, 1997 has been included in the current portion of long-term debt.
A total of $8.5 million of the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit
issued under Facility A.   Subject to the borrowing base on $8.5
million of the Revolver, the Partnership may borrow any amounts previously repaid. The remaining $3.5 million of the Revolver does not require a borrowing base and, accordingly, is available at all times. The Partnership may borrow any amounts previously repaid under this portion of the Revolver. The fee for the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

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

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 1%. The prime rate was 8 and 1/2% at March 31, 1997. The loans mature April 1, 1998.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.8 million at March 31, 1997, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, which owns 50% of the Texas Plains System, are pledged as collateral. Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $148,000 at March 31, 1997.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $369,000 as of March 31, 1997. The note matures January 9, 2000. The Partnership has classified $17,000 of the note as current as of March 31, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.1 million as of March 31, 1997. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 6.375% as of March 31, 1997. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified $962,000 of the note as current as of March 31, 1997.

6.   Common Units

     At March 31, 1997, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities related to letters of credit, and the termination of the credit agreement.

7.   Contingencies

     The Partnership has filed a substantial claim against the Defense Fuel Supply Center relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors. The ultimate outcome of this matter cannot presently be determined.

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L.P. is a Delaware limited partnership which owns and operates a petroleum refining business ("Refinery"), products pipeline business ("Products System"), and crude oil gathering business ("Crude Gathering System").

     The Crude Gathering System is the primary source of crude supply for the Refinery, although some gathering is done for others. It gathers crude at the wellhead and then buys and sells crude oil so that it can deliver crude to the Refinery. After the crude is processed into petroleum products at the Refinery, it is marketed and if necessary transported to the Partnership's terminals through the Products System's pipelines.

     The following is a discussion of the results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import.
Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions are: (i) the rate of utilization of the Refinery, (ii) the margins between the prices of the Partnership's refined petroleum products and the cost of crude oil, (iii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iv) the impact of current and future laws and governmental regulations affecting the refining industry in general and the Partnership's operations in particular, and (v) the ability of the Partnership to effect a restructuring and recapitalization prior to the maturity of its credit facility.

General

     The Partnership's operating results depend principally on the rate of utilization of the Refinery, the margins between the prices of its refined petroleum products and the cost of crude oil, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. Higher Refinery utilization allows the Partnership to spread its fixed costs across more barrels, thereby lowering the fixed costs per barrel of crude oil processed. The refining business is highly competitive, and the Partnership's margins are significantly impacted by general industry margins. Industry margins are determined by a variety of regional, national, and global trends, including oil prices, weather, and economic conditions, among other things. The Refinery's military aviation fuel prices are influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affects the price of kerosene.

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

     In addition, starting in 1995, the intrasystem pricing of crude oil between the Refinery and the Crude Gathering System is based on a spot price above posting for such crude oil. An increase in the spot price above posting for crude oil will have a negative impact on the Refinery and have a positive impact on the Crude Gathering System. On the other hand, a decrease in the spot price above posting for crude oil will have a positive impact on the Refinery and a negative impact on the Crude Gathering System. The average spot price above posting for crude oil was $2.36 for the three months ended March 31, 1997 compared to $2.16 for the three months ended March 31, 1996; thus, negatively affecting the Refinery and positively affecting the Crude Gathering System.

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, excluding depreciation, in addition to operating income which is after depreciation. Operating income, excluding depreciation, measures the Partnership's ability to generate and sustain working capital and cash flows from operations. However, such measure is before debt service, so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance are barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expense per barrel, excluding depreciation.

First Quarter 1996 Compared to First Quarter 1995

     GENERAL -- Net loss for the first quarter of 1997 was $2.9 million compared to net income of $508,000 for the first quarter of 1996. The decline was primarily a result of weaker refining and crude gathering margins during the first quarter of 1997 compared to the same period last year. The decline was partially offset by lower interest expense and credit and loan fees in the first quarter of 1997 compared to the first quarter of 1996.

     Operating loss was $1.0 million for the first quarter of 1997 compared to operating income of $2.8 million for the first quarter of 1996. Operating income, excluding depreciation, for the first quarter of 1997 decreased to $693,000 from $4.5 million for the first quarter of 1996.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the first quarter of 1997 and 1996.

                                                       Operating
                                                        Income
                                 Operating              (Loss)
                                   Income              Excluding
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
First Quarter 1997

Refinery and Products System       $(2,188)  $ 1,237   $   (951)

Crude Gathering System               1,163       481      1,644
                                   _______   _______   ________
Total                              $(1,025)  $ 1,718   $    693


First Quarter 1996

Refinery and Products System       $   584   $ 1,249   $  1,833

Crude Gathering System               2,174       516      2,690
                                   _______   _______   ________
Total                              $ 2,758   $ 1,765   $  4,523

     REFINERY AND PRODUCTS SYSTEM -- Operating loss of the Refinery and Products System was $2.2 million for the first quarter of 1997 compared to operating income of $584,000 for the first quarter of 1996. Depreciation expense for the Refinery and Products System was approximately $1.2 million for both the first quarter of 1997 and the first quarter of 1996. Operating loss, excluding depreciation, of the Refinery and Products System was $951,000 for the first quarter of 1997 compared to operating income, excluding depreciation, of $1.8 million for the first quarter of 1996.

     Operating loss of the Refinery was $2.2 million for the first quarter of 1997 compared to operating income of $236,000 for the same period in 1996. Depreciation expense for the Refinery alone was $1.0 million for both the first quarter of 1997 and the first quarter of 1996. Operating loss, excluding depreciation, of the Refinery was $1.2 million for the first quarter of 1997 compared to operating income, excluding depreciation, of $1.3 million for the first quarter of 1996.

     Refinery gross margin per barrel was $1.08 for the first quarter of 1997 versus $1.99 for the same period in 1996. The decrease in the gross margin primarily reflects the increased spot price above posting for crude oil, the decreased margin on the military aviation fuel sold to the government under the contract that covers the period April 1, 1996 through March 31, 1997 and the increased residuum sales in January 1997 due to the increased residuum yield during 1996. The increased sales negatively affected the Partnership since the value of residuum is substantially lower than other refined products that the Partnership sells. Towards the end of 1996, the Partnership began running a lighter slate of crude oil which has resulted in a decreased residuum yield. Refinery throughput averaged 30,746 BPD for the first quarter of 1997 versus 33,177 BPD for the same period in 1996. Operating expenses per barrel, excluding depreciation, were $1.13 for the first quarter of 1997 compared to $1.09 for the first quarter of 1996.

     Operating income for the Products System was $55,000 for the first quarter of 1997 compared to $348,000 for the first quarter of 1996. The decrease for the first quarter of 1997 was a result of lower transportation volumes and higher operating expenses. Depreciation expense for the Products System was $218,000 for the first quarter of 1997 compared to $220,000 for the first quarter of 1996. Operating income, excluding depreciation, for the Products System decreased to $273,000 for the first quarter of 1997 from $568,000 for the same period in 1996. Total transportation volumes were 12,484 BPD for the first quarter of 1997 compared to 13,979 BPD for the same period in 1996.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $1.2 million for the first quarter of 1997 compared to $2.2 million for the same period in 1996 due to a decline in crude gathering margins. Although the spot price above posting for crude oil sold to the refinery was higher in the first quarter of 1997 than the first quarter of 1996, the amount paid above posting for such crude oil to third parties increased more than the spot price above posting for such period. Depreciation expense for the Crude Gathering System decreased to $481,000 for the first quarter of 1997 from $516,000 for the first quarter of 1996. Operating income, excluding depreciation, for the Crude Gathering System was $1.6 million for the first quarter of 1997 and $2.7 million for the first quarter of 1996. The net margin was $0.27 per barrel for the first quarter of 1997 versus $0.36 per barrel for the same period in 1996. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 48,590 BPD for the first quarter of 1997 from 66,570 BPD for the first quarter of 1996.

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

     ENVIRONMENTAL COMPLIANCE -- Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. In response to environmental regulations that became effective in October 1993, the Partnership constructed a DDU at the Refinery to reduce the sulfur content of highway use diesel fuel. In addition, the Partnership plans to spend approximately $957,000 in the aggregate in 1997, 1998 and 1999 on several projects to maintain compliance with various other environmental requirements including $400,000 for a sewer system upgrade.

     Effective January 1, 1995, the Clean Air Act Amendment of 1990 required that certain areas of the country use reformulated gasoline ("RFG"). The Abilene and San Angelo market areas do not require RFG. Collin, Dallas, Denton, and Tarrant Counties, which comprise the Dallas-Fort Worth ("DFW") metroplex area, do require RFG; however, the Partnership's Aledo terminal lies outside this area and is allowed to supply conventional gasoline that is not destined for sale in these four counties. New regulations took effect that imposed new quality standards for conventional gasoline in the rest of the country; however, they were much less restrictive than the RFG regulations. Management does not believe that these have had or will have a material adverse effect on the Partnership's operations.

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

     OTHER REGULATORY REQUIREMENTS -- The Partnership is also subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Air Control Board, Texas Railroad Commission, and Texas Water Commission.

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

     SEASONALITY AND WEATHER -- Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. As a result, margins for gasoline tend to be higher in the summer months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north. Additionally, diesel fuel prices tend to increase during the winter months when refiners divert heating fuels to northern areas. The Refinery's military aviation fuel prices are influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene based product, and the price of diesel and heating fuels affect the price of kerosene.

     OTHER FACTORS -- The Partnership has been awarded contracts from the United States Government for the right to supply approximately 103 million gallons of military aviation fuel to eight military installations in Texas and Oklahoma for the period from April 1, 1997 through March 31, 1998.

                       Financial Condition

Inflation

     The Partnership's operations would be adversely impacted by significant, sustained increases in crude oil and other energy prices. Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's business.

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

     The Partnership's credit facility was amended and restated on August 13, 1996. On May 15, 1997 the Partnership's credit facility was amended to extend the maturity date to April 1, 1998. Under the credit facility at December 31, 1996, the Partnership had a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $45.0 million standby letter of credit facility for the purchase of crude oil ("Facility B"). On February 25, 1997, at the request of management, the credit agreement was amended and the amount available under Facility B was reduced to $42.5 million in exchange for an incremental $2.5 million of availability on an uncommitted line of credit. The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $42.3 million, respectively, in outstanding standby letters of credit at March 31, 1997. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had approximately $1.0 million in outstanding standby letters of credit under the Special LC Facility as of March 31, 1997. As a result of the decline in crude oil prices in the first quarter of 1997 and management's expectations for lower average crude oil prices for the remainder of the year compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     Prior to an amendment on March 31, 1997 to the credit facility, the Partnership had available to it a revolving line of credit of $8.0 million, a $24.6 million term loan (the "Term Loan") and a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). On March 31, 1997, the credit agreement was amended to provide a $12.0 million revolving line of credit ("Revolver"). At March 31, 1997, the balances outstanding on the Revolver, Term Loan and the Senior Secured Notes were $7.4 million, $24.6 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $647,000 of the Term Loan as current as of March 31, 1997.

     Advances under the Revolver and Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/2% as of March 31, 1997. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Under certain circumstances, the Senior Secured Notes are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as long-term as of March 31, 1997.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at March 31, 1997 has been included in the current portion of long-term debt.
A total of $8.5 million of the Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit
issued under Facility A.   Subject to the borrowing base on $8.5
million of the Revolver, the Partnership may borrow any amounts previously repaid. The remaining $3.5 million of the Revolver does not require a borrowing base and, accordingly, is available at all times. The Partnership may borrow any amounts previously repaid under this portion of the Revolver. The fee for the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

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

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 1%. The prime rate was 8 and 1/2% at March 31, 1997. The loans mature April 1, 1998.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.8 million at March 31, 1997, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, which owns 50% of the Texas Plains System, are pledged as collateral. Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $148,000 at March 31, 1997.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $369,000 as of March 31, 1997. The note matures January 9, 2000. The Partnership has classified $17,000 of the note as current as of March 31, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $1.1 million as of March 31, 1997. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 6.375% as of March 31, 1997. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified $962,000 of the note as current as of March 31, 1997.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refining margins and crude oil gathering margins.

     The Partnership's operations have generated losses in each of the last six years and current ratios of less than one to one in each of the last four years. These financial results are primarily a result of depressed refining margins along with increasing depreciation expense and interest expense and related fees through
1995.  Crude gathering volumes have also decreased.   Under the new
jet fuel contract with the U. S. Government which begins on April 1, 1997 and ends on March 31, 1998, the Partnership will supply approximately 2.5% less military aviation fuel than it supplied under the previous contract; however, the prices awarded compared to the base reference price net of transportation under this contract have improved approximately 0.9 cents per gallon from the prices in the previous contract, which will more than offset the impact of the reduced volumes.

     The losses incurred in the first quarter of 1997 were funded by additional borrowing which became available under the Partnership's revolving credit facility.

     The Partnership's return to profitability is principally dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. However, the return to profitability could be affected if refined products are brought into West Texas from the Gulf Coast via pipeline by a competitor. The Partnership's long-term viability is dependent upon its effecting a restructuring and
recapitalization.   Although no assurances can be given, management
believes the extension of the existing facility to April 1, 1998 alleviates short-term threats to the liquidity of the Partnership. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, Management is also reviewing other strategic alternatives, including redeployment of its operating assets, possible asset sales and alliances with other companies.

     The most significant and urgent need of the Partnership is to effect a restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first of three phases ("Phase One") which called for the execution of documents with the banks' lenders. Phase Two ("Phase Two") was completed effective December 31, 1996 when the Unitholders adopted amendments to the Partnership Agreement. The amendment included the conversion of the outstanding Preferred Units and Old Common Units into Common Units and the cancellation of all preferred and
common unit arrearages.   As part of Phase Two, the banks converted
a portion of their Term Loan into Senior Secured Notes, lowered certain interest rates and credit and loan fees and extended the maturity. In phase three ("Phase Three"), the Partnership plans to refinance with additional third party creditors the letter of credit facility, the Revolver, the Term Loan and a portion of the Senior Secured Notes. Any Series B and Series C Senior Secured Notes not refinanced would automatically convert to a preferred convertible equity security. During the first quarter of 1997, the Partnership expensed $267,000 related to the restructuring of the Limited Partnership Agreement and its credit facility and recapitalization. This is in addition to the $2.0 million expensed during the two year period ended December 31, 1996. On March 31, 1997, the Partnership reached an agreement with the bank lenders whereby they agreed to extend the maturity date of the credit facility to January 1, 1998, waive non-compliance with certain restrictive covenants and amend certain restrictive covenants thereafter. In addition, the bank lenders increased the revolving line of credit $4.0 million and eliminated the $5.0 million Uncommitted Line. In exchange for such amendments, the Partnership agreed to pay $80,000. On May 15, 1997, an amendment was executed to extend the maturity date of the credit facility to April 1, 1998 in exchange for a fee of $89,000.

     The Managing General Partner had originally hoped to complete Phase Three by the end of the first quarter of 1997. The Managing General Partner and its advisors, with the concurrence of the bank lenders, concluded that conditions were not optimal to pursue the Phase Three financing as originally contemplated. At this time, the Managing General Partner cannot predict when, or if, Phase Three will be completed. If the Partnership is successful in arranging a complete restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lower interest expense. However, if the Partnership fails to complete Phase Three, it will have to pursue other means of effecting a restructuring and recapitalization, including redeployment of assets, asset sales and strategic alliances, prior to the maturity of its credit facility on April 1, 1998.

Capital Expenditures

     The Partnership incurred capital expenditures of $369,000 for the first quarter of 1997.

Cash Distributions

     At March 31, 1997, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.

PART II.  Other Information

Item 1.   Legal Proceedings

     In early 1993, the United States Environmental Protection Agency ("EPA") filed an administrative complaint and compliance order against the Partnership. The complaint initially proposed an assessment of $553,000 in penalties and fulfillment of the compliance order at an unspecified cost against the Partnership. The principal violations alleged by the EPA include the failure to properly monitor ground water and to implement an adequate ground water monitoring program. The Partnership has agreed to settle the complaint for $92,000 in penalties payable in three annual installments with the last payment due in 1999.

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

 4.2      Second Amended and Restated Agreement of Limited
          Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
          (Commission File No. 1-10473)).

 4.3 Deposit Agreement among the Partnership and the Depository (incorporated by reference to Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

 4.4      Transfer Application (included as Exhibit A to the
          Deposit Agreement, which is incorporated by reference to
          Exhibit 4.2 of the Partnership's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990
          (Commission File No. 1-10473)).

 4.5 Form of Depositary Receipt for Common Units of Pride Companies, L.P. (incorporated by reference to Exhibit 4.5 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

27        Financial Data Schedule for the First Quarter of 1997.

28.1 Fourth Amendment to Loan Agreement, dated as of May 15, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders.



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


                              PRIDE COMPANIES, L.P.
                              By: Pride Refining, Inc.
                              as its Managing General Partner
                              (Registrant)

May 15, 1997                  Brad Stephens
Date                          Brad Stephens
                              Chief Executive Officer
                              (Signing on behalf of Registrant)


May 15, 1997                  George Percival
Date                          George Percival
                              Principal Financial Officer
                              (Signing as Principal Financial
                              Officer)

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

 4.2      Second Amended and Restated Agreement of Limited
          Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
          (Commission File No. 1-10473)).

 4.3 Deposit Agreement among the Partnership and the Depository (incorporated by reference to Exhibit 4.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

 4.4      Transfer Application (included as Exhibit A to the
          Deposit Agreement, which is incorporated by reference to
          Exhibit 4.2 of the Partnership's Annual Report on Form
          10-K for the fiscal year ended December 31, 1990
          (Commission File No. 1-10473)).

 4.5 Form of Depositary Receipt for Common Units of Pride Companies, L.P. (incorporated by reference to Exhibit 4.5 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

27        Financial Data Schedule for the First Quarter of 1997.

28.1 Fourth Amendment to Loan Agreement, dated as of May 15, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders.