Form 10-Q
period 1997-06-30
PRIDE COMPANIES LP
filed 1997-08-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                 Commission file number 1-10473

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

          Class                    Outstanding at August 1, 1997
      _____________                _____________________________

      Common Units                            4,950,000

PART I.  Item 1.  Financial Information

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS



(Amounts in thousands, except unit amounts)
                                         June 30,
                                           1997        December 31,
                                        (unaudited)       1996
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       278    $       472
  Accounts receivable, less allowance
     for doubtful accounts                   12,601         18,163
  Inventories                                17,482         19,171
  Prepaid expenses                              622          1,286
                                        ___________    ___________
     Total current assets                    30,983         39,092

Property, plant and equipment               136,803        136,778
Accumulated depreciation                     40,374         37,224
                                        ___________    ___________
  Property, plant and equipment - net        96,429         99,554

Other assets                                  1,048          1,070
                                        ___________    ___________
                                        $   128,460    $   139,716

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    24,499    $    32,316
  Accrued payroll and related benefits        1,690          1,498
  Accrued taxes                               3,760          4,805
  Other accrued liabilities                   1,971          2,095
  Current portion of long-term debt           9,753          6,516
                                        ___________    ___________
     Total current liabilities               41,673         47,230

Long-term debt, excluding current portion    47,925         50,417
Deferred income taxes                         2,480          2,590
Other long-term liabilities                  10,299          9,881
Partners' capital:
  Common units (5,275,000 units authorized
     and 4,950,000 outstanding)              26,029         29,474
  General partners' interest                     54            124
                                        ___________    ___________
     Total partners' capital                 26,083         29,598
                                        ___________    ___________
                                        $   128,460    $   139,716

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                       Three Months Ended June 30,
                                            1997           1996
                                      ______________   ___________
Revenues                                $    127,624   $   154,422

Cost of sales and operating expenses,
  before depreciation                        122,891       149,401
Marketing, general and
  administrative expenses                      2,460         2,527
Depreciation                                   1,716         1,755
                                        ____________   ___________
Operating income (loss)                          557           739

Other income (expense):
  Interest income                                  7            66
  Interest expense                            (1,351)       (1,432)
  Credit and loan fees                          (299)         (756)
  Other - net                                    477             8
                                        ____________   ___________
Income (loss) before income taxes               (609)       (1,375)
Income tax expense (benefit)                      (7)          (19)
                                        ____________   ___________
Net income (loss)                       $       (602)  $    (1,356)


General partners' interest              $        (12)  $       (27)

Net income (loss) allocable
  to unitholders                        $       (590)  $    (1,329)

Net income (loss) per unit -
  before conversion                     $      (0.12)  $     (0.13)

Net income (loss) per unit -
  after conversion                      $      (0.12)  $     (0.27)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                        Six Months Ended June 30,
                                            1997           1996
                                        ____________   ___________
Revenues                                $    270,079   $   304,786

Cost of sales and operating expenses,
  before depreciation                        262,262       292,675
Marketing, general and
  administrative expenses                      4,851         5,094
Depreciation                                   3,434         3,520
                                        ____________   ___________
Operating income (loss)                         (468)        3,497

Other income (expense):
  Interest income                                 16            86
  Interest expense                            (2,685)       (2,923)
  Credit and loan fees                          (888)       (1,561)
  Other - net                                    456            35
                                        ____________   ___________
Income (loss) before income taxes             (3,569)         (866)
  Income tax expense (benefit)                   (54)          (18)
                                        ____________   ___________
Net income (loss)                       $     (3,515)  $      (848)


General partners' interest              $        (70)  $       (17)

Net income (loss) allocable
  to unitholders                        $     (3,445)  $      (831)

Net income (loss) per unit -
  before conversion                     $      (0.70)  $     (0.08)

Net income (loss) per unit -
  after conversion                      $      (0.70)  $     (0.17)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                         Six Months Ended June 30,
                                            1997           1996
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $     (3,515)  $      (848)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         3,434         3,520
          (Gain) loss on sale of
            property, plant and equipment       (259)          (26)
          Deferred tax benefit                  (110)          (64)
          Retirement of property, plant
            and equipment                        122             0
     Net effect of changes in:
          Accounts receivable                  5,562         2,411
          Inventories                          1,689        (1,831)
          Prepaid expenses                       664           669
          Accounts payable and other
            long-term liabilities             (7,399)          686
          Accrued liabilities                   (977)          (25)
                                        ____________   ___________
               Total adjustments               2,726         5,340
                                        ____________   ___________
Net cash provided by (used in)
operating activities                            (789)        4,492
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (500)         (964)
  Proceeds from disposal of property,
    plant and equipment                          343            43
  Other                                            7           (18)
                                        ____________   ___________
Net cash provided by (used in)
investing activities                            (150)         (939)
Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                75,436         9,235
  Payments on debt and credit
    facilities                               (74,691)      (12,366)
  Other                                            0            (4)
                                        ____________   ___________
Net cash provided by (used in)
financing activities                             745        (3,135)
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                                (194)          418
Cash and cash equivalents at the
beginning of the period                          472           288
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        278   $       706

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

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1996 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. Certain amounts in the financial statements for the prior year have been reclassified to conform to the 1997 presentation. The Partnership has two subsidiaries that are corporations which are separate taxable entities whose operations are subject to federal income taxes.

     Net Income (Loss) per Unit - Before Conversion is calculated using the actual weighted average number of units outstanding during the period (4,950,000 Common Units for the period ended June 30, 1997 and 4,700,000 Preferred Units and 5,250,000 Old Common Units for the period ended June 30, 1996) divided into the Partnership's net income (loss) after adjusting for general partner allocations. Net Income (Loss) per Unit - After Conversion is calculated based on the weighted average number of Common Units outstanding as a result of the Amendments which were effective December 31, 1996 (4,950,000 Common Units for the periods ended June 30, 1997 and 1996) divided into the Partnership's net income
(loss) after adjusting for general partner allocations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 is not expected to have a material effect on the Partnership's prior periods or present earnings per unit calculation.

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

4.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and          June 30,     December 31,
         consist of:                       1997           1996
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $    11,194    $    14,543
     Refined products and blending
       materials                              8,386         12,002
                                        ___________    ___________
                                             19,580         26,545
     LIFO reserve                            (3,060)        (8,381)
                                        ___________    ___________
     Petroleum inventories                   16,520         18,164
     Spare parts and supplies                   962          1,007
                                        ___________    ___________
                                        $    17,482    $    19,171

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

5.   Long-Term Debt

     The Partnership's credit facility was amended and restated on August 13, 1996. On August 14, 1997, the Partnership's credit facility was amended to extend the maturity date to July 1, 1998. The Partnership has a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $42.5 million standby letter of credit facility for the purchase of crude oil ("Facility B"). The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $37.8 million, respectively, in outstanding standby letters of credit at June 30, 1997. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had no outstanding standby letters of credit under the Special LC Facility as of June 30, 1997. As a result of the decline in crude oil prices in the first quarter of 1997 and management's expectations for lower average crude oil prices for the remainder of the year as compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     The Partnership has available to it a revolving line of credit of $12.0 million ("Revolver"), a $23.9 million term loan (the "Term Loan") and a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). At June 30, 1997, the balances outstanding on the Revolver, Term Loan and the Senior Secured Notes were $7.4 million, $23.9 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $1.2 million of the Term Loan as current as of June 30, 1997.

     Advances under the Revolver and Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/2% as of June 30, 1997. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Under certain circumstances, the Senior Secured Notes are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as long-term as of June 30, 1997.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at June 30, 1997 has been included in the current portion of long-term debt. The Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility
A. Subject to the borrowing base, the Partnership may borrow any amounts previously repaid. The fee for the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 1%. The prime rate was 8 and 1/2% at June 30, 1997. The loans mature July 1, 1998.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.8 million at June 30, 1997, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, Inc. ("Pride Borger"), which owns 50% of the Texas Plains System, are pledged as collateral. Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $147,000 at June 30, 1997.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $365,000 as of June 30, 1997. The note matures January 9, 2000. The Partnership has classified $17,000 of the note as current as of June 30, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $901,000 as of June 30, 1997. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 6.375% as of June 30, 1997. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified the entire balance of the note as current as of June 30, 1997.

6.   Common Units

     At June 30, 1997, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

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

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import.
Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions are: (i) the rate of utilization of the Refinery, (ii) the margins between the prices of the Partnership's refined petroleum products and the cost of crude oil, (iii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iv) the impact of current and future laws and governmental regulations affecting the refining industry in general and the Partnership's operations in particular, (v) the ability of the Partnership to effect a restructuring and recapitalization prior to the maturity of its credit facility, (vi) the ability of the Company to sustain cash flow from operations sufficient to realize its investments in operating assets of the Company, and (vii) the continuation of operations utilizing the Refinery similar to the Company's current operating structure.

General

     The Partnership's current operating results depend principally on the rate of utilization of the Refinery, the margins between the prices of its refined petroleum products and the cost of crude oil, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. Higher Refinery utilization allows the Partnership to spread its fixed costs across more barrels, thereby lowering the fixed costs per barrel of crude oil processed. The refining business is highly competitive, and the Partnership's margins are significantly impacted by general industry margins. Industry margins are determined by a variety of regional, national, and global trends, including oil prices, weather, and economic conditions, among other things. The Refinery's military aviation fuel prices are influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affects the price of kerosene.

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

     In addition, the intrasystem pricing of crude oil between the Refinery and the Crude Gathering System is based in part on an adjusted Midland spot price for crude oil above the Partnership's posted price for such crude oil (the "Premium"). The total intrasystem price for crude oil between the Refinery and the Crude Gathering System includes the Premium, the Partnership's posted price and transportation costs. An increase in the Premium for crude oil will have a negative impact on the Refinery and have a positive impact on the Crude Gathering System. On the other hand, a decrease in the Premium for crude oil will have a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the second quarter of 1997, the average Premium for crude oil was $1.72 compared to $3.08 for the second quarter of 1996. The average Premium for crude oil was $2.01 for the six months ended June 30, 1997 compared to $2.58 for the six months ended June 30, 1996. As a result, the Refinery was positively affected and the Crude Gathering System was negatively affected in both the second quarter of 1997 and the first six months of 1997 due to the decline in the Premium during such periods.

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, before depreciation, in addition to operating income which is after depreciation. Operating income, before depreciation, measures the Partnership's ability to generate and sustain working capital and cash flows from operations. However, such measure is before debt service, so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance are barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expense per barrel, before depreciation.


Second Quarter 1997 Compared to Second Quarter 1996

     General. Net loss for the second quarter of 1997 was $602,000 compared to net loss of $1.4 million for the second quarter of 1996. The improvement was a result of increased refining margins, lower interest expense and credit and loan fees of $538,000, and an increase in "Other - net" of $469,000 in the second quarter of 1997 compared to the second quarter of 1996. "Other - net" increased as a result of the sale of the Refinery's product trucks in the second quarter of 1997. The improvement was partially offset by weaker crude gathering margins during the second quarter of 1997 compared to the same period last year.

     Operating income was $557,000 for the second quarter of 1997 compared to $739,000 for the second quarter of 1996. Operating income, before depreciation, for the second quarter of 1997 decreased to $2.3 million from $2.5 million for the second quarter of 1996.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), before depreciation (in thousands), for the second quarter of 1997 and 1996.

                                                       Operating
                                                        Income
                                  Operating             (Loss)
                                   Income               Before
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
Second Quarter 1997

Refinery and Products System       $   463   $ 1,237   $  1,700

Crude Gathering System                  94       479        573
                                   _______   _______   ________
Total                              $   557   $ 1,716   $  2,273


Second Quarter 1996

Refinery and Products System       $(3,269)  $ 1,251   $ (2,018)

Crude Gathering System               4,008       504      4,512
                                   _______   _______   ________
Total                              $   739   $ 1,755   $  2,494

     Refinery and Products System. Operating income of the Refinery and Products System was $463,000 for the second quarter of 1997 compared to operating loss of $3.3 million for the second quarter of 1996. Depreciation expense for the Refinery and Products System was approximately $1.2 million for the second quarter of 1997 and $1.3 million for the second quarter of 1996. Operating income, before depreciation, of the Refinery and Products System was $1.7 million for the second quarter of 1997 compared to operating loss, before depreciation, of $2.0 million for the second quarter of 1996.

     Operating income of the Refinery was $163,000 for the second quarter of 1997 compared to operating loss of $3.5 million for the same period in 1996. Depreciation expense for the Refinery alone was $1.0 million for both the second quarter of 1997 and the second quarter of 1996. Operating income, before depreciation, of the Refinery was $1.2 million for the second quarter of 1997 compared to operating loss, before depreciation, of $2.5 million for the second quarter of 1996.

     Refinery gross margin per barrel was $1.85 for the second quarter of 1997 versus $0.57 for the same period in 1996. The increase in the gross margin primarily reflects the decrease in the Premium for crude oil purchased from the Crude Gathering System. Refinery throughput averaged 32,809 BPD for the second quarter of 1997 versus 31,352 BPD for the same period in 1996. Operating expenses per barrel, before depreciation, were $1.02 for the second quarter of 1997 compared to $1.07 for the second quarter of 1996.

     Operating income for the Products System was $300,000 for the second quarter of 1997 compared to $262,000 for the second quarter of 1996. Depreciation expense for the Products System was $217,000 for the second quarter of 1997 compared to $220,000 for the second quarter of 1996. Operating income, before depreciation, for the Products System increased to $517,000 for the second quarter of 1997 from $482,000 for the same period in 1996. Total transportation volumes were 13,094 BPD for the second quarter of 1997 compared to 12,806 BPD for the same period in 1996.

     Crude Gathering System.    Operating income for the Crude
Gathering System was $94,000 for the second quarter of 1997 compared to $4.0 million for the same period in 1996 due to a decline in crude gathering margins. The Premium for crude oil sold to the Refinery was substantially lower in the second quarter of 1997 than the second quarter of 1996, but the amount paid above posting for such crude oil to third parties did not decrease accordingly. The amount paid above posting for crude oil to third parties should decrease in the future as the crude oil market's expectation for a high Premium diminishes. Depreciation expense for the Crude Gathering System decreased to $479,000 for the second quarter of 1997 from $504,000 for the second quarter of 1996. Operating income, before depreciation, for the Crude Gathering System was $573,000 for the second quarter of 1997 and $4.5 million for the second quarter of 1996. The net margin was $0.02 per barrel for the second quarter of 1997 versus $0.74 per barrel for the same period in 1996. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 49,729 BPD for the second quarter of 1997 from 59,854 BPD for the second quarter of 1996.


First Six Months 1997 Compared to First Six Months 1996

     General. Net loss for the first six months of 1997 was $3.5 million compared to net loss of $848,000 for the first six months of 1996. The decline was primarily a result of weaker crude gathering margins during the first six months of 1997. This was partially offset by improved refining margins and lower interest and credit and loan fees of $911,000 during the first six months of 1997. Interest and credit and loan fees decreased due to the lower interest rates that became effective upon completion of phase two of the refinancing and restructuring and the accrual during the first six months of 1996 for facility fees of $694,000.

     Operating loss was $468,000 for the first six months of 1997 compared to operating income of $3.5 million for the first six months of 1996. Operating income, before depreciation, decreased for the first six months of 1997 to $3.0 million from $7.0 million for the first six months of 1996.

     The table below details the operating income (loss);
depreciation; and the operating income (loss), before depreciation by division (in thousands) for the first six months of 1997 and 1996.

                                                       Operating
                                                        Income
                                  Operating             (Loss)
                                   Income               Before
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
First Six Months 1997

Refinery and Products System       $(1,725)  $ 2,474   $    749

Crude Gathering System               1,257       960      2,217
                                   _______   _______   ________
Total                              $  (468)  $ 3,434   $  2,966


First Six Months 1996

Refinery and Products System       $(2,685)  $ 2,500   $   (185)

Crude Gathering System               6,182     1,020      7,202
                                   _______   _______   ________
Total                              $ 3,497   $ 3,520   $  7,017

     Refinery and Products System. Operating loss of the Refinery and Products System was $1.7 million for the first six months of 1997 compared to operating loss of $2.7 million for the first six months of 1996. Depreciation expense for the Refinery and Products System was approximately $2.5 million for the first six months of 1997 and the first six months of 1996. Operating income, before depreciation, of the Refinery and Products System was $749,000 for the first six months of 1997 compared to operating loss, before depreciation, of $185,000 for the first six months of 1996.

     Operating loss of the Refinery was $2.1 million for the first six months of 1997 compared to $3.3 million for the first six months of 1996. Refining margins increased for the first six months of 1997 due to the lower Premium for crude oil during such period. Depreciation expense for the Refinery alone was $2.0 million for the first six months of 1997 and $2.1 million for the first six months of 1996. Operating loss, before depreciation, of the Refinery was $41,000 for the first six months of 1997 compared to $1.2 million for the first six months of 1996.

     Refinery gross margin per barrel was $1.47 for the first six months of 1997 versus $1.30 for the same period in 1996. Refinery throughput averaged 31,783 BPD during the first six months of 1997 versus 32,264 BPD for the same period in 1996. Operating expenses per barrel, before depreciation, were $1.07 for the first six months of 1997 versus $1.08 for the same period in 1996.

     Operating income for the Products System was $355,000 for the first six months of 1997 compared to $610,000 for the first six months of 1996. Depreciation expense for the Products System was $435,000 for the first six months of 1997 and $441,000 for the first six months of 1996. Operating income, before depreciation, for the Products System decreased to $790,000 for the first six months of 1997 from $1.1 million for the same period in 1996 as a result of decreased volumes and increased operating cost due to leak repairs. Total transportation volumes were 12,791 BPD for the first six months of 1997 compared to 13,392 BPD for the same period in 1996 due to a decline in shipments to the San Angelo terminal.

     Crude Gathering System.   Operating income for the Crude
Gathering System was $1.3 million for the first six months of 1997 compared to $6.2 million for the same period in 1996 due to the decrease in the Premium for crude oil for the first six months of 1997. Depreciation expense for the Crude Gathering System was $960,000 for the first six months of 1997 and $1.0 million for the first six months of 1996. Operating income, before depreciation, for the Crude Gathering System was $2.2 million for the first six months of 1997 and $7.2 million for the first six months of 1996. The net margin was $0.14 per barrel for the first six months of 1997 compared to $0.54 per barrel for the first six months of 1996.

Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 49,162 BPD for the first six months of 1997 from 63,212 BPD for the first six months of 1996.


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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. The Partnership plans to spend approximately $1.3 million in the aggregate in 1997, 1998 and 1999 on several projects to maintain compliance with various environmental requirements including $400,000 for a sewer system upgrade and $380,000 for tank cleanup. If the refinancing is completed or the banks' consent is obtained to discontinue refinery operations, environmental expenditures are estimated to be $500,000 to $1.8 million in the aggregate for 1997, 1998 and 1999 (see "Financial Condition - Financial Resources and Liquidity").

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

     Other Regulatory Requirements. The Partnership is also subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Air Control Board, Texas Railroad Commission, and Texas Water Commission.

     Industry Trends and Price of Crude Oil. Industry trends and the price of crude oil will continue to affect the Partnership's business. While refined products are generally sold at a margin above crude oil prices, fluctuations in the price of crude oil can have a significant short-term effect on refining margins because there is usually a lag in the movement of product prices, both up and down, in relation to the movement of crude oil prices. The general level of crude oil prices can also have a significant effect on the margins in the crude gathering business. Margins in the Crude Gathering System generally tend to be influenced by competition, the general price level of crude oil and the Premium. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges are slightly less competitive when higher crude oil prices result in increased exploration and development. Conversely, when crude oil prices decrease, margins on the resale of crude oil and transportation charges generally tend to decrease.

     Inventory Prices. The Partnership utilizes the last-in/first-out (LIFO) method of determining inventory values. LIFO minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. The LIFO method is the predominant method used in the refining industry.

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

     The Partnership's credit facility was amended and restated on August 13, 1996. On August 14, 1997, the Partnership's credit facility was amended to extend the maturity date to July 1, 1998. The Partnership has a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $42.5 million standby letter of credit facility for the purchase of crude oil ("Facility B"). The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $37.8 million, respectively, in outstanding standby letters of credit at June 30, 1997. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had no outstanding standby letters of credit under the Special LC Facility as of June 30, 1997. As a result of the decline in crude oil prices in the first quarter of 1997 and management's expectations for lower average crude oil prices for the remainder of the year compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     The Partnership has available to it a revolving line of credit of $12.0 million ("Revolver"), a $23.9 million term loan (the "Term Loan") and a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). At June 30, 1997, the balances outstanding on the Revolver, Term Loan and the Senior Secured Notes were $7.4 million, $23.9 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified $1.2 million of the Term Loan as current as of June 30, 1997.

     Advances under the Revolver and Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/2% as of June 30, 1997. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Under certain circumstances, the Senior Secured Notes are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as long-term as of June 30, 1997.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners guaranteed the facility and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facilities without any prepayment penalty.

     Advances under the Revolver are subject to repayment on a daily basis. As a result, the full amount outstanding at June 30, 1997 has been included in the current portion of long-term debt. The Revolver is subject to a borrowing base which includes a reduction by the amount of letters of credit issued under Facility
A. Subject to the borrowing base, the Partnership may borrow any amounts previously repaid. The fee for the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the principal amount of $2.5 million bearing interest at prime plus 1%. The prime rate was 8 and 1/2% at June 30, 1997. The loans mature July 1, 1998.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.8 million at June 30, 1997, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, Inc. ("Pride Borger"), which owns 50% of the Texas Plains System, are pledged as collateral. Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $147,000 at June 30, 1997.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $365,000 as of June 30, 1997. The note matures January 9, 2000. The Partnership has classified $17,000 of the note as current as of June 30, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $901,000 as of June 30, 1997. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 6.375% as of June 30, 1997. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified the entire balance of the note as current as of June 30, 1997.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refining margins and crude oil gathering margins.

     The Partnership's operations have generated losses in each of the last six years and current ratios of less than one to one in each of the last four years. These financial results are primarily a result of depressed refining margins along with increasing depreciation expense and interest expense and related fees through
1995.  Crude gathering volumes have also decreased.   Under the new
jet fuel contract with the U. S. Government which began on April
1, 1997 and ends on March 31, 1998, the Partnership will supply approximately 2.5% less military aviation fuel than it supplied under the previous contract; however, the prices awarded compared to the base reference price net of transportation under this contract have improved approximately 0.9 cents per gallon from the prices in the previous contract, which will more than offset the impact of the reduced volumes.

     The losses incurred in the first six months of 1997 were funded by additional borrowing which became available under the Partnership's revolving credit facility.

     The Partnership's return to profitability is principally dependent upon restructuring its credit facility, increased volumes and/or improved profit margins, as well as continued cost control initiatives. The Partnership's long-term viability is dependent upon its effecting a restructuring and recapitalization. Although no assurances can be given, management believes the extension of the existing facility to July 1, 1998 alleviates short-term threats to the liquidity of the Partnership.

     The Partnership announced on June 20, 1997 that it had executed a long-term product supply agreement (the "Agreement") with Texaco Trading & Transportation, Inc. ("TTTI"), a wholly-owned subsidiary of Texaco, Inc. The Agreement has a 10-year primary term beginning upon completion of TTTI's recently announced new system of pipelines and terminals and has renewal provisions for up to an additional 10 years. It provides that the Partnership will purchase all gasoline and middle distillates (principally diesel and jet fuel), which it may desire to purchase, exclusively from TTTI. The Partnership will purchase gasoline, diesel and jet fuel from TTTI for delivery to the Partnership's existing customer base, which includes wholesale customers, exchange partners, and military bases, primarily using the Partnership's existing pipelines and terminals.

     The Partnership is not required by the Agreement to discontinue its refining operations, but it is anticipated that such operations may, if the banks in its credit facility consent, as discussed below, be phased into a products and crude oil terminal operations within the next nine months. The Partnership is in the process of evaluating the cost of such transition, costs of decommissioning equipment and related environmental compliance costs, and the Partnership currently estimates such costs at no more than $1.8 million. The Agreement with TTTI will allow the Partnership to expand its crude gathering operations, conducted under the name Pride Pipeline Company. It is contemplated that the arrangement with TTTI will enable the Partnership to transport crude oil it now gathers to attractive markets, including Cushing, Oklahoma. Currently a large portion of Pride Pipeline Company gathered crude oil is restricted to use as refinery feed stock.
The Partnership anticipates that the new arrangement will produce operating cash flows similar to the level that the Partnership has experienced for the last four years. However, the Partnership believes that cash flows should be less volatile since the Agreement will result in more stable product margins and eventually decrease the Partnership's exposure to volatility in refining margins. The Partnership also believes that the Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

     The Partnership has not received approval from the banks in its credit facility to discontinue or phase down refinery operations, and the banks may or may not grant that consent. Such consent is required under the current loan agreement prior to discontinuance or phase down of the refinery. The Partnership will continue its previously announced efforts to refinance with additional third party creditors its letter of credit facility, the Revolver, Term Loan and Senior Secured Notes. The Partnership does not plan to accelerate any phase down of refinery operations until the refinancing is completed or the banks' consent is obtained which, until that time, will limit the Partnership's ability to fully realize the benefits of the Agreement. If the refinancing is completed or the banks' consent is obtained and the Partnership holds these assets for disposal, it is possible a loss would be recognized on such assets.

     The most significant and urgent need of the Partnership is to effect a restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first of three phases ("Phase One") which called for the execution of documents with the banks' lenders. Phase Two ("Phase Two") was completed effective December 31, 1996 when the Unitholders adopted an amendment to the Partnership Agreement. The amendment included the conversion of the outstanding Preferred Units and Old Common Units into Common Units and the cancellation of all preferred and
common unit arrearages.   As part of Phase Two, the banks converted
a portion of their Term Loan into Senior Secured Notes, lowered certain interest rates and credit and loan fees and extended the maturity. In phase three ("Phase Three"), the Partnership plans to refinance with additional third party creditors the letter of credit facility, the Revolver, the Term Loan and a portion of the Senior Secured Notes. Any Series B and Series C Senior Secured Notes not refinanced would automatically convert to a preferred convertible equity security. During the first six months of 1997, the Partnership expensed $367,000 related to the restructuring of the Limited Partnership Agreement and its credit facility and recapitalization. This is in addition to the $2.0 million expensed during the two year period ended December 31, 1996. On August 14, 1997, an amendment was executed to extend the maturity date of the credit facility to July 1, 1998 in exchange for a fee of $90,000.

     The Managing General Partner had originally hoped to complete Phase Three by the end of the first quarter of 1997. The Managing General Partner and its advisors, with the concurrence of the bank lenders, concluded that conditions were not optimal to pursue the Phase Three financing as originally contemplated. At this time, the Managing General Partner cannot predict when, or if, Phase Three will be completed. If the Partnership is successful in arranging a complete restructuring and recapitalization of the Partnership, the Managing General Partner believes it will enhance the Partnership's financial strength, flexibility and future access to capital markets as well as lower interest expense. However, if the Partnership fails to complete Phase Three, it will have to pursue other means of effecting a restructuring and recapitalization, including redeployment of assets, asset sales and strategic alliances, prior to the maturity of its credit facility on July 1, 1998.

Capital Expenditures

     The Partnership incurred capital expenditures of $131,000 for the second quarter of 1997.

Cash Distributions

     At June 30, 1997, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

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

27        Financial Data Schedule for the Second Quarter of 1997.

28.1 Fifth Amendment to Loan Agreement, dated as of August 14, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders.


     b.   Reports on Form 8-K:

          The Partnership filed a Form 8-K, dated as of June 20,
          1997, reporting the execution of a long-term product supply agreement (the "Agreement") with Texaco Trading and Transportation, Inc. (Commission File No. 1-10473).
                           SIGNATURES


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


                              PRIDE COMPANIES, L.P.
                              By: Pride Refining, Inc.
                              as its Managing General Partner
                              (Registrant)

August 14, 1997               Brad Stephens
Date                          Brad Stephens
                              Chief Executive Officer
                              (Signing on behalf of Registrant)


August 14, 1997               George Percival
Date                          George Percival
                              Chief Financial Officer
                              (Signing as Principal Financial
                              Officer)

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

27        Financial Data Schedule for the Second Quarter of 1997.

28.1 Fifth Amendment to Loan Agreement, dated as of August 14, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders.