Form 10-Q
period 1997-09-30
PRIDE COMPANIES LP
filed 1997-11-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                 Commission file number 1-10473

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

          Class                  Outstanding at November 1, 1997
      _____________              _______________________________

      Common Units                          4,950,000

PART I.  Item 1.  Financial Information

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS



(Amounts in thousands, except unit amounts)
                                        September 30,
                                           1997        December 31,
                                        (unaudited)       1996
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       558    $       472
  Accounts receivable, less allowance
     for doubtful accounts                   14,294         18,163
  Inventories                                15,107         19,171
  Prepaid expenses                            1,382          1,286
                                        ___________    ___________
     Total current assets                    31,341         39,092

Property, plant and equipment               137,389        136,778
Accumulated depreciation                     42,078         37,224
                                        ___________    ___________
  Property, plant and equipment - net        95,311         99,554

Other assets                                  1,047          1,070
                                        ___________    ___________
                                        $   127,699    $   139,716

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    29,445    $    32,316
  Accrued payroll and related benefits        1,511          1,498
  Accrued taxes                               3,346          4,805
  Other accrued liabilities                   2,718          2,095
  Current portion of long-term debt          46,572          6,516
                                        ___________    ___________
     Total current liabilities               83,592         47,230

Long-term debt, excluding current portion     5,935         50,417
Deferred income taxes                         2,447          2,590
Other long-term liabilities                   8,871          9,881
Partners' capital:
  Common units (5,275,000 units authorized
     and 4,950,000 outstanding)              26,785         29,474
  General partners' interest                     69            124
                                        ___________    ___________
     Total partners' capital                 26,854         29,598
                                        ___________    ___________
                                        $   127,699    $   139,716

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                            Three Months Ended
                                               September 30,
                                            1997           1996
                                      ______________   ___________
Revenues                                $    134,734   $   145,884

Cost of sales and operating expenses,
  before depreciation                        128,116       142,666
Marketing, general and
  administrative expenses                      2,297         2,479
Depreciation                                   1,717         1,721
                                        ____________   ___________
Operating income (loss)                        2,604          (982)

Other income (expense):
  Interest income                                 13            25
  Interest expense                            (1,370)       (1,457)
  Credit and loan fees                          (564)         (785)
  Other - net                                     18            (1)
                                        ____________   ___________
Income (loss) before income taxes                701        (3,200)
Income tax expense (benefit)                     (70)          (15)
                                        ____________   ___________
Net income (loss)                       $        771   $    (3,185)


General partners' interest              $         15   $       (62)

Net income (loss) allocable
  to unitholders                        $        756   $    (3,123)

Net income (loss) per unit -
  before conversion                     $       0.15   $     (0.31)

Net income (loss) per unit -
  after conversion                      $       0.15   $     (0.63)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                             Nine Months Ended
                                               September 30,
                                            1997           1996
                                        ____________   ___________
Revenues                                $    404,813   $   450,670

Cost of sales and operating expenses,
  before depreciation                        390,378       435,341
Marketing, general and
  administrative expenses                      7,148         7,573
Depreciation                                   5,151         5,241
                                        ____________   ___________
Operating income (loss)                        2,136         2,515

Other income (expense):
  Interest income                                 29           111
  Interest expense                            (4,055)       (4,380)
  Credit and loan fees                        (1,452)       (2,346)
  Other - net                                    474            34
                                        ____________   ___________
Income (loss) before income taxes             (2,868)       (4,066)
  Income tax expense (benefit)                  (124)          (33)
                                        ____________   ___________
Net income (loss)                       $     (2,744)  $    (4,033)


General partners' interest              $        (55)  $       (79)

Net income (loss) allocable
  to unitholders                        $     (2,689)  $    (3,954)

Net income (loss) per unit -
  before conversion                     $      (0.54)  $     (0.40)

Net income (loss) per unit -
  after conversion                      $      (0.54)  $     (0.80)


See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                             Nine Months Ended
                                               September 30,
                                            1997           1996
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $     (2,744)  $    (4,033)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         5,151         5,241
          (Gain) loss on sale or disposal
            of property, plant and equipment    (156)          (27)
          Deferred tax benefit                  (143)          (96)
     Net effect of changes in:
          Accounts receivable                  3,869           683
          Inventories                          4,064        (5,035)
          Prepaid expenses                       (96)          (34)
          Accounts payable and other
            long-term liabilities             (3,881)        5,338
          Accrued liabilities                   (823)        1,266
                                        ____________   ___________
               Total adjustments               7,985         7,336
                                        ____________   ___________
Net cash provided by (used in)
operating activities                           5,241         3,303
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                 (1,138)       (1,311)
  Proceeds from disposal of property,
    plant and equipment                          408            47
  Other                                            1           (95)
                                        ____________   ___________
Net cash provided by (used in)
investing activities                            (729)       (1,359)
Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                               103,866        17,585
  Payments on debt and credit
    facilities                              (108,292)      (19,357)
  Other                                            0            (3)
                                        ____________   ___________
Net cash provided by (used in)
financing activities                          (4,426)       (1,775)
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                                  86           169
Cash and cash equivalents at the
beginning of the period                          472           288
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        558   $       457

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

2.   Accounting Policies

     The financial statements of the Partnership include all of its majority owned subsidiaries including limited partnership interests where the Partnership has significant control through related parties. All intercompany transactions have been eliminated and minority interest has been provided where applicable. The financial statements included in this quarterly report on Form 10-Q are unaudited and condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for such periods have been included. Interim period results are not necessarily indicative of the results to be achieved for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Net Income (Loss) per Unit - Before Conversion is calculated using the actual weighted average number of units outstanding during the period (4,950,000 Common Units for the period ended September 30, 1997 and 4,700,000 Preferred Units and 5,250,000 Old Common Units for the period ended September 30, 1996) divided into the Partnership's net income (loss) after adjusting for general partner allocations. Net Income (Loss) per Unit - After Conversion is calculated based on the weighted average number of Common Units outstanding as a result of the Amendments which were effective December 31, 1996 (4,950,000 Common Units for the periods ended September 30, 1997 and 1996) divided into the Partnership's net income (loss) after adjusting for general partner allocations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 is not expected to have a material effect on the Partnership's prior periods or present earnings per unit calculation.

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

     Certain conflicts of interest, including potential non-arm's length transactions, could arise as a result of the relationships described above. The Partnership Agreement provides that the Board of Directors and management of the Managing General Partner have certain duties to manage the Partnership in the best interests of the unitholders and consequently must exercise good faith and integrity in handling the assets and affairs of the Partnership.

4.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and        September 30,  December 31,
         consist of:                       1997           1996
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $    10,035    $    14,543
     Refined products and blending
       materials                              7,381         12,002
                                        ___________    ___________
                                             17,416         26,545
     LIFO reserve                            (3,313)        (8,381)
                                        ___________    ___________
     Petroleum inventories                   14,103         18,164
     Spare parts and supplies                 1,004          1,007
                                        ___________    ___________
                                        $    15,107    $    19,171

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

5.   Long-Term Debt

     The Partnership's credit facility was amended and restated on August 13, 1996. On August 14, 1997, the Partnership's credit facility was amended to extend the maturity date to July 1, 1998. The Partnership has requested that its current banks extend the credit facility until October 1, 1998. The extension has not yet been granted, and since the maturity date is less than one year, the entire credit facility is classified as current. While the current credit facility is in place through July 1, 1998, the Partnership is currently in negotiations with third party lenders and expects to receive a commitment in the near future to provide a credit facility similar to the Partnership's current credit facility. Such discussions are proceeding well; however, there are no assurances the Partnership will be successful in refinancing the current banks or receive an extension from the current banks.

     The Partnership has a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $42.5 million standby letter of credit facility for the purchase of crude oil ("Facility B"). The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $37.1 million, respectively, in outstanding standby letters of credit at September 30, 1997. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had no outstanding standby letters of credit under the Special LC Facility as of September 30, 1997. As a result of the decline in crude oil prices in the first quarter of 1997 and management's expectations for lower average crude oil prices for the remainder of the year as compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     The Partnership has available to it a revolving line of credit of $12.0 million ("Revolver"), a $23.6 million term loan (the "Term Loan") and a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). At September 30, 1997, the balances outstanding on the Revolver, Term Loan and the Senior Secured Notes were $2.9 million, $23.6 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified the entire balance of $23.6 million under the Term Loan as current as of September 30, 1997.

     Advances under the Revolver and Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/2% as of September 30, 1997. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Note
B and Note C automatically convert to preferred convertible equity securities upon the refinancing with additional third party lenders the letter of credit facility, the Revolver, and the Term Loan. Under certain circumstances, the Senior Secured Notes or the preferred convertible equity securities are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as current as of September 30, 1997.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners have guaranteed the facility, and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facility without any prepayment penalty.

     Advances under the Revolver are subject to repayment on a daily basis to the extent of excess cash. As a result, the full amount outstanding at September 30, 1997 has been included in the current portion of long-term debt. The Revolver is subject to a borrowing base which includes a reduction by the amount of letters
of credit issued under Facility A.   Subject to the borrowing base,
the Partnership may borrow any amounts previously repaid. At September 30, 1997, the Partnership had a borrowing base reduced by letters of credit under Facility A of $10.1 million. Therefore, the Partnership had available to it an additional $7.2 million above the $2.9 million outstanding under the Revolver. The fee payable on the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the aggregate principal amount of $2.5 million, bearing interest at prime plus 1%. The prime rate was 8 and 1/2% at September 30, 1997. The loans, which mature July 1, 1998, have been classified as current as of September 30, 1997.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.7 million at September 30, 1997, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, Inc. ("Pride Borger"), a wholly owned subsidiary of the Partnership, are pledged as collateral. Pride Borger owns 50% of a 271-mile crude oil and vacuum gas oil pipeline extending from Hawley, Texas, which is located near the Partnership's Refinery, to Borger, Texas (the "Texas Plains System"). Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $148,000 at September 30, 1997.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $360,000 as of September 30, 1997. The note matures January 9, 2000. The Partnership has classified $18,000 of the note as current as of September 30, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $662,000 as of September 30, 1997. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 6.75% as of September 30, 1997. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified the entire balance of the note as current as of September 30, 1997.

6.   Common Units

     At September 30, 1997, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions with respect to their aggregate general partner interest in the Partnership.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders until July 1, 1998, the maturity date of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities related to letters of credit, the termination of the credit agreement, and income of the Partnership, all in accordance with the Partnership Agreement.

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

     The Partnership is not required by the Agreement to discontinue its refining operations, but it is anticipated that such operations may, if the banks in its credit facility consent, as discussed below, be phased into a products and crude oil terminal operation. The Partnership is in the process of evaluating the cost of such transition, costs of decommissioning equipment and related environmental compliance costs, and the Partnership currently estimates such costs at no more than $1.8 million. The Agreement with TTTI will allow the Partnership to expand its crude gathering operations, conducted under the name Pride Pipeline Company. It is contemplated that the arrangement with TTTI will enable the Partnership to transport crude oil it now gathers to attractive markets, including Cushing, Oklahoma. Currently a large portion of Pride Pipeline Company's gathered crude oil is restricted to use as refinery feed stock. The Partnership anticipates that the new arrangement will produce operating cash flows similar to the level that the Partnership has experienced for the last four years. However, the Partnership believes that cash flows should be less volatile since the Agreement will result in more stable product margins and eventually decrease the Partnership's exposure to volatility in refining margins. The Partnership also believes that the Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

     The Partnership has not received approval from the banks in its credit facility to discontinue or phase down refinery operations, and the banks may or may not grant that consent. Such consent is required under the current loan agreement prior to discontinuance or phase down of the refinery. The Partnership will continue its previously announced efforts to refinance with additional third party creditors its letter of credit facility, the Revolver, Term Loan and Senior Secured Notes. The Partnership does not plan to accelerate any phase down of refinery operations until the refinancing is completed or the banks' consent is obtained which, until that time, will limit the Partnership's ability to fully realize the benefits of the Agreement. If the refinancing is completed or the banks' consent is obtained and the Partnership holds these assets for disposal, it is reasonably possible that a material loss will be recognized related to such assets.


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

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import.
Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions are: (i) the rate of utilization of the Refinery, (ii) the margins between the prices of the Partnership's refined petroleum products and the cost of crude oil, (iii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iv) the impact of current and future laws and governmental regulations affecting the refining industry in general and the Partnership's operations in particular, (v) the ability of the Partnership to effect a restructuring and recapitalization prior to the maturity of its credit facility, (vi) the ability of the Company to sustain cash flow from operations sufficient to realize its investments in operating assets of the Company, and (vii) the continuation of operations utilizing the Refinery in a manner similar to the Company's current operating structure.

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

     In addition, the intrasystem pricing of crude oil between the Refinery and the Crude Gathering System is based in part on an adjusted Midland spot price for crude oil above the Partnership's posted price for such crude oil (the "Premium"), which represents the approximate amount above posting that would be realized on the sale of such crude oil to an unrelated third party. The total intrasystem price for crude oil between the Refinery and the Crude Gathering System includes the Premium, the Partnership's posted price and transportation costs. An increase in the Premium for crude oil will have a negative impact on the Refinery and have a positive impact on the Crude Gathering System. On the other hand, a decrease in the Premium for crude oil will have a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the third quarter of 1997, the average Premium for crude oil was $1.77 compared to $2.23 for the third quarter of 1996. The average Premium for crude oil was $1.93 for the nine months ended September 30, 1997 compared to $2.47 for the nine months ended September 30, 1996. As a result, the Refinery was positively affected and the Crude Gathering System was negatively affected in both the third quarter of 1997 and the first nine months of 1997 due to the decline in the Premium during such periods.

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


Third Quarter 1997 Compared to Third Quarter 1996

     GENERAL -- Net income for the third quarter of 1997 was $771,000 compared to net loss of $3.2 million for the third quarter of 1996. The improvement was a result of increased refining margins and lower interest expense and credit and loan fees of $308,000 in the third quarter of 1997 compared to the third quarter of 1996. The improvement was partially offset by weaker crude gathering margins during the third quarter of 1997 compared to the same period last year.

     Operating income was $2.6 million for the third quarter of 1997 compared to an operating loss of $982,000 for the third quarter of 1996. Operating income, before depreciation, for the third quarter of 1997 increased to $4.3 million from $739,000 for the third quarter of 1996.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), before depreciation (in thousands), for the third quarter of 1997 and 1996.

                                                       Operating
                                                        Income
                                  Operating             (Loss)
                                   Income               Before
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
Third Quarter 1997

Refinery and Products System       $ 2,356   $ 1,242   $  3,598

Crude Gathering System                 248       475        723
                                   _______   _______   ________
Total                              $ 2,604   $ 1,717   $  4,321


Third Quarter 1996

Refinery and Products System       $(2,534)  $ 1,236   $ (1,298)

Crude Gathering System               1,552       485      2,037
                                   _______   _______   ________
Total                              $  (982)  $ 1,721   $    739

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $2.4 million for the third quarter of 1997 compared to operating loss of $2.5 million for the third quarter of 1996. Depreciation expense for the Refinery and Products System was approximately $1.2 million for both the third quarter of 1997 and the third quarter of 1996. Operating income, before depreciation, of the Refinery and Products System was $3.6 million for the third quarter of 1997 compared to operating loss, before depreciation, of $1.3 million for the third quarter of 1996.

     Operating income of the Refinery was $2.2 million for the third quarter of 1997 compared to operating loss of $2.8 million for the same period in 1996. Depreciation expense for the Refinery alone was $1.0 million for both the third quarter of 1997 and the third quarter of 1996. Operating income, before depreciation, of the Refinery was $3.2 million for the third quarter of 1997 compared to operating loss, before depreciation, of $1.8 million for the third quarter of 1996.

     Refinery gross margin per barrel was $2.55 for the third quarter of 1997 versus $0.90 for the same period in 1996. The increase in the gross margin primarily reflects strong gasoline margins and the decrease in the Premium for crude oil purchased from the Crude Gathering System. Refinery throughput averaged 30,111 BPD for the third quarter of 1997 versus 32,339 BPD for the same period in 1996. Operating expenses per barrel, before depreciation, were $0.99 for the third quarter of 1997 compared to $1.12 for the third quarter of 1996.

     Operating income for the Products System was $159,000 for the third quarter of 1997 compared to $266,000 for the third quarter of 1996. Depreciation expense for the Products System was $217,000 for the third quarter of 1997 compared to $221,000 for the third quarter of 1996. Operating income, before depreciation, for the Products System decreased to $376,000 for the third quarter of 1997 from $486,000 for the same period in 1996 due to lower transportation volumes in the third quarter of 1997. Total transportation volumes were 11,468 BPD for the third quarter of 1997 compared to 13,385 BPD for the same period in 1996.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $248,000 for the third quarter of 1997 compared to $1.6 million for the same period in 1996 due to a decline in crude gathering margins. The Premium for crude oil sold to the Refinery was substantially lower in the third quarter of 1997 than the third quarter of 1996, but the amount paid above posting for such crude oil to third parties did not decrease accordingly. The amount paid above posting for crude oil to third parties should decrease in the future as the crude oil market's expectation for a high Premium diminishes. Depreciation expense for the Crude Gathering System decreased to $475,000 for the third quarter of 1997 from $485,000 for the third quarter of 1996. Operating income, before depreciation, for the Crude Gathering System was $723,000 for the third quarter of 1997 and $2.0 million for the third quarter of 1996. The net margin was $0.05 per barrel for the third quarter of 1997 versus $0.31 per barrel for the same period in 1996. The volume of crude oil gathered by the Crude Gathering System decreased to 53,457 BPD for the third quarter of 1997 from 53,635 BPD for the third quarter of 1996.

First Nine Months 1997 Compared to First Nine Months 1996

     GENERAL -- Net loss for the first nine months of 1997 was $2.7 million compared to net loss of $4.0 million for the first nine months of 1996. The improvement was primarily a result of improved refining margins, lower operating expenses and lower interest and credit and loan fees of $1.2 million during the first nine months of 1997. Interest and credit and loan fees decreased due to the lower interest rates that became effective upon completion of phase two of the refinancing and restructuring and the accrual during the first nine months of 1996 for facility fees of $1.1 million. The improvement was partially offset by weaker crude gathering margins during the first nine months of 1997.

     Operating income was $2.1 million for the first nine months of 1997 compared to $2.5 million for the first nine months of 1996. Operating income, before depreciation, decreased for the first nine months of 1997 to $7.3 million from $7.8 million for the first nine months of 1996.

     The table below details the operating income (loss);
depreciation; and the operating income (loss), before depreciation by division (in thousands) for the first nine months of 1997 and 1996.

                                                       Operating
                                                        Income
                                  Operating             (Loss)
                                   Income               Before
                                   (Loss)    Deprec.    Deprec.
                                   _______   _______   ________
First Nine Months 1997

Refinery and Products System       $   631   $ 3,716   $  4,347

Crude Gathering System               1,505     1,435      2,940
                                   _______   _______   ________
Total                              $ 2,136   $ 5,151   $  7,287


First Nine Months 1996

Refinery and Products System       $(5,219)  $ 3,736   $ (1,483)

Crude Gathering System               7,734     1,505      9,239
                                   _______   _______   ________
Total                              $ 2,515   $ 5,241   $  7,756

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $631,000 for the first nine months of 1997 compared to operating loss of $5.2 million for the first nine months of 1996. Depreciation expense for the Refinery and Products System was approximately $3.7 million for the first nine months of 1997 and the first nine months of 1996. Operating income, before depreciation, of the Refinery and Products System was $4.3 million for the first nine months of 1997 compared to operating loss, before depreciation, of $1.5 million for the first nine months of 1996.

     Operating income of the Refinery was $118,000 for the first nine months of 1997 compared to operating loss of $6.1 million for the first nine months of 1996. Refining margins increased for the first nine months of 1997 due to the lower Premium for crude oil during such period. Depreciation expense for the Refinery alone was $3.1 million for both the first nine months of 1997 and the first nine months of 1996. Operating income, before depreciation, of the Refinery was $3.2 million for the first nine months of 1997 compared to operating loss, before depreciation, of $3.0 million for the first nine months of 1996.

     Refinery gross margin per barrel was $1.83 for the first nine months of 1997 versus $1.16 for the same period in 1996. Refinery throughput averaged 31,220 BPD during the first nine months of 1997 versus 32,289 BPD for the same period in 1996. Operating expenses per barrel, before depreciation, were $1.03 for the first nine months of 1997 versus $1.09 for the same period in 1996.

     Operating income for the Products System was $513,000 for the first nine months of 1997 compared to $876,000 for the first nine months of 1996. Depreciation expense for the Products System was $653,000 for the first nine months of 1997 and $661,000 for the first nine months of 1996. Operating income, before depreciation, for the Products System decreased to $1.2 million for the first nine months of 1997 from $1.5 million for the same period in 1996 as a result of decreased volumes and increased operating costs due to leak repairs. Total transportation volumes were 12,345 BPD for the first nine months of 1997 compared to 13,390 BPD for the same period in 1996 due to a decline in shipments to the San Angelo terminal.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $1.5 million for the first nine months of 1997 compared to $7.7 million for the same period in 1996 due to the decrease in the Premium for crude oil for the first nine months of 1997 and an increase in the amount paid above posting for crude oil to third parties. Depreciation expense for the Crude Gathering System was $1.4 million for the first nine months of 1997 and $1.5 million for the first nine months of 1996. Operating income, before depreciation, for the Crude Gathering System was $2.9 million for the first nine months of 1997 and $9.2 million for the first nine months of 1996. The net margin was $0.11 per barrel for the first nine months of 1997 compared to $0.47 per barrel for the first nine months of 1996. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 50,610 BPD for the first nine months of 1997 from 59,996 BPD for the first nine months of 1996.

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

     ENVIRONMENTAL COMPLIANCE -- Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. The Partnership plans to spend approximately $1.1 million in the aggregate in 1997, 1998 and 1999 on several projects to maintain compliance with various environmental requirements including $400,000 for a sewer system upgrade and $380,000 for tank cleanup.

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

     INDUSTRY TRENDS AND PRICE OF CRUDE OIL -- Industry trends and the price of crude oil will continue to affect the Partnership's business. While refined products are generally sold at a margin above crude oil prices, fluctuations in the price of crude oil can have a significant short-term effect on refining margins because there is usually a lag in the movement of product prices, both up and down, in relation to the movement of crude oil prices. The general level of crude oil prices can also have a significant effect on the margins in the crude gathering business. Margins in the Crude Gathering System generally tend to be influenced by competition, the general price level of crude oil and the Premium. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges realized by the Crude Gathering System are slightly less competitive when higher crude oil prices result in increased exploration and development. Conversely, when crude oil prices decrease, margins on the resale of crude oil and transportation charges generally tend to decrease.

     INVENTORY PRICES -- The Partnership utilizes the last-in/first-out (LIFO) method of determining inventory values. LIFO minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. The LIFO method is the predominant method used in the refining industry.

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

     OTHER FACTORS -- The Partnership was recently awarded a new jet fuel contract to supply the U. S. Government with approximately
29.7 million gallons for the contract period beginning October 1, 1997 and ending September 30, 1998.

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

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of products sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains inventory in the amount of approximately 14 to 20 days of sales. The Partnership generally pays for crude oil feedstock on the 20th of the month following the month in which it is received. As a result, the Partnership's operating cycle is such that it generally receives cash for the refined products on a basis roughly equal to the average terms on which it pays for the crude oil feedstock. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to the crude oil it gathers.

     The Partnership's credit facility was amended and restated on August 13, 1996. On August 14, 1997, the Partnership's credit facility was amended to extend the maturity date to July 1, 1998. The Partnership has requested that its current banks extend the credit facility until October 1, 1998. The extension has not yet been granted, and since the maturity date is less than one year, the entire credit facility is classified as current. While the current credit facility is in place through July 1, 1998, the Partnership is currently in negotiations with third party lenders and expects to receive a commitment in the near future to provide a credit facility similar to the Partnership's current credit facility. Such discussions are proceeding well; however, there are no assurances the Partnership will be successful in refinancing the current banks or receive an extension from the current banks.

     The Partnership has a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks ("Facility A") and a $42.5 million standby letter of credit facility for the purchase of crude oil ("Facility B"). The fee on outstanding Facility A and Facility B standby letters of credit is 1 and 1/2% per annum. For the unused portion of the standby letter of credit facility, the fee is one-half of 1% per annum. Though no advances had been drawn under either the Facility A or Facility B standby letter of credit facility, the Partnership did have approximately $721,000 and $37.1 million, respectively, in outstanding standby letters of credit at September 30, 1997. The credit agreement also provides, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks ("Special LC Facility"). The fee on outstanding Special LC Facility standby letters of credit is 3% per annum. There is no commitment fee for the unused portion of the Special LC Facility. The Partnership had no outstanding standby letters of credit under the Special LC Facility as of September 30, 1997. As a result of the decline in crude oil prices in the first quarter of 1997 and management's expectations for lower average crude oil prices for the remainder of the year as compared with 1996, the Partnership believes its current letter of credit facilities, supplemented by the Special LC Facility, are adequate.

     The Partnership has available to it a revolving line of credit of $12.0 million ("Revolver"), a $23.6 million term loan (the "Term Loan") and a total of $16.8 million in three series of convertible senior secured notes (collectively the "Senior Secured Notes"). At September 30, 1997, the balances outstanding on the Revolver, Term Loan and the Senior Secured Notes were $2.9 million, $23.6 million and $16.8 million, respectively. Under the amended credit facility, the Partnership is required to make quarterly principal payments on the Term Loan in the amount of excess cash, as defined in the credit agreement, for the preceding quarter. The Partnership has classified the entire balance of $23.6 million under the Term Loan as current as of September 30, 1997.

     Advances under the Revolver and Term Loan bear interest at prime plus 1 and 1/2% and 2%, respectively, payable monthly. The prime rate was 8 and 1/2% as of September 30, 1997. The Senior Secured Notes issued to the lenders under the credit facility consist of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Note C"). The Senior Secured Notes bear interest at prime plus 1% payable monthly, and have the same maturity as the credit facility. Note
B and Note C automatically convert to preferred convertible equity securities upon the refinancing with additional third party lenders the letter of credit facility, the Revolver and the Term Loan. Under certain circumstances, the Senior Secured Notes or the preferred convertible equity securities are convertible at the holders' election into Common Units. The entire amount outstanding under the Senior Secured Notes has been classified as current as of September 30, 1997.

     The Partnership has pledged substantially all its assets as collateral for the credit facility and the Senior Secured Notes.
In addition, the General Partners have guaranteed the facility, and Pride SGP as guarantor has pledged its assets at no cost to the Partnership as collateral for such loans. The Partnership may elect to prepay the credit facility without any prepayment penalty.

      Advances under the Revolver are subject to repayment on a daily basis to the extent of excess cash. As a result, the full amount outstanding at September 30, 1997 has been included in the current portion of long-term debt. The Revolver is subject to a borrowing base which includes a reduction by the amount of letters
of credit issued under Facility A.   Subject to the borrowing base,
the Partnership may borrow any amounts previously repaid. At September 30, 1997, the Partnership had a borrowing base reduced by letters of credit under Facility A of $10.1 million. Therefore, the Partnership had available to it an additional $7.2 million above the $2.9 million outstanding under the Revolver. The fee payable on the unused portion of the Revolver is one-half of 1% per annum. The credit facility also requires the Partnership to pay a monthly fee of $10,000.

     The Partnership has two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the aggregate principal amount of $2.5 million bearing interest at prime plus 1%. The prime rate was 8 and 1/2% at September 30, 1997. The loans, which mature July 1, 1998, have been classified as current as of September 30, 1997.

     The Partnership also has a nonrecourse loan from Diamond Shamrock with an outstanding balance of $5.7 million at September 30, 1997, bearing interest at 8% per annum with monthly interest payments. The assets of Pride Borger, Inc. ("Pride Borger"), a wholly owned subsidiary of the Partnership, are pledged as collateral. Pride Borger owns 50% of a 271-mile crude oil and vacuum gas oil pipeline extending from Hawley, Texas, which is located near the Partnership's Refinery, to Borger, Texas (the "Texas Plains System"). Pride Borger also guarantees the note. Monthly principal payments are made to Diamond Shamrock based on the number of throughput barrels for the prior month in the Texas Plains System. Current maturities are estimated to be $148,000 at September 30, 1997.

     On January 9, 1995, the Partnership executed a note to a local bank related to the renovation and refinancing of its administrative offices in Abilene. Prior to this, the Partnership leased additional office space from a third party. The note bears interest at prime plus one-half of 1% and had an outstanding principal balance of $360,000 as of September 30, 1997. The note matures January 9, 2000. The Partnership has classified $18,000 of the note as current as of September 30, 1997.

     During 1995, the Partnership converted non-interest bearing accounts payable to the United States Government related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan. The principal balance was $662,000 as of September 30, 1997. The note bears interest based on the rate set by the Secretary of the Treasury. This rate was 6.75% as of September 30, 1997. The note requires monthly payments of $84,000 and matures June 1, 1998. The Partnership has classified the entire balance of the note as current as of September 30, 1997.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refining margins and crude oil gathering margins.

     The Partnership's operations have generated losses in each of the last six years and current ratios of less than one to one in each of the last four years. These financial results are primarily a result of depressed refining margins along with increasing depreciation expense and interest expense and related fees through
1995.  Crude gathering volumes have also decreased.   Under the jet
fuel contract with the U. S. Government which began on April 1, 1997 and ends on March 31, 1998, the Partnership will supply approximately 2.5% less military aviation fuel than it supplied under the previous contract; however, the prices awarded compared to the base reference price net of transportation under this contract have improved approximately 0.9 cents per gallon from the prices in the previous contract, which will more than offset the impact of the reduced volumes. The Partnership was recently awarded another contract to supply the U. S. Government with approximately 29.7 million gallons of jet fuel which began on October 1, 1997 and ends on September 30, 1998.

     The losses incurred in the first nine months of 1997 were funded by additional borrowing which became available under the Partnership's revolving credit facility.

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

     The Partnership is not required by the Agreement to discontinue its refining operations, but it is anticipated that such operations may, if the banks in its credit facility consent, as discussed below, be phased into a products and crude oil terminal operation. The Partnership is in the process of evaluating the cost of such transition, costs of decommissioning equipment and related environmental compliance costs, and the Partnership currently estimates such costs at no more than $1.8 million. The Agreement with TTTI will allow the Partnership to expand its crude gathering operations, conducted under the name Pride Pipeline Company. It is contemplated that the arrangement with TTTI will enable the Partnership to transport crude oil it now gathers to attractive markets, including Cushing, Oklahoma. Currently a large portion of Pride Pipeline Company's gathered crude oil is restricted to use as refinery feed stock. The Partnership anticipates that the new arrangement will produce operating cash flows similar to the level that the Partnership has experienced for the last four years. However, the Partnership believes that cash flows should be less volatile since the Agreement will result in more stable product margins and eventually decrease the Partnership's exposure to volatility in refining margins. The Partnership also believes that the Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

     The Partnership has not received approval from the banks in its credit facility to discontinue or phase down refinery operations, and the banks may or may not grant that consent. Such consent is required under the current loan agreement prior to discontinuance or phase down of the refinery. The Partnership will continue its previously announced efforts to refinance with additional third party creditors its letter of credit facility, the Revolver, Term Loan and Senior Secured Notes. The Partnership does not plan to accelerate any phase down of refinery operations until the refinancing is completed or the banks' consent is obtained which, until that time, will limit the Partnership's ability to fully realize the benefits of the Agreement. If the refinancing is completed or the banks' consent is obtained and the Partnership holds these assets for disposal, it is reasonably possible that a material loss will be recognized related to such assets.

     The most significant and urgent need of the Partnership is to effect a restructuring and recapitalization of the Partnership's debt and equity. On August 13, 1996, the Partnership completed the first of three phases ("Phase One") which called for the execution of documents with the bank lenders. Phase Two ("Phase Two") was completed effective December 31, 1996 when the Unitholders adopted an amendment to the Partnership Agreement. The amendment included the conversion of the outstanding Preferred Units and Old Common Units into Common Units and the cancellation of all preferred and
common unit arrearages.   As part of Phase Two, the banks converted
a portion of their Term Loan into Senior Secured Notes, lowered certain interest rates and credit and loan fees and extended the maturity. In phase three ("Phase Three"), the Partnership plans to refinance with additional third party creditors the letter of credit facility, the Revolver, the Term Loan and a portion of the Senior Secured Notes. Any Series B and Series C Senior Secured Notes not refinanced would automatically convert to a preferred convertible equity security which is further convertible into Common Units. During the first nine months of 1997, the Partnership expensed $443,000 related to the restructuring of the Limited Partnership Agreement and its credit facility and recapitalization. This is in addition to the $1.8 million expensed during the two year period ended December 31, 1996.

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

Capital Expenditures

     The Partnership incurred capital expenditures of $638,000 for the third quarter of 1997 and $1.1 million for the nine months ended September 30, 1997.

Cash Distributions

     At September 30, 1997, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions with respect to their aggregate general partner interest in the Partnership.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders until July 1, 1998, the maturity date of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities for letters of credit, the termination of the credit agreement, and income of the Partnership, all in accordance with the Partnership Agreement.


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

27        Financial Data Schedule for the nine months ended
          September 30, 1997.

     b.   Reports on Form 8-K:

                           None.
                           SIGNATURES


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


                              PRIDE COMPANIES, L.P.
                              By: Pride Refining, Inc.
                              as its Managing General Partner
                              (Registrant)

November 14, 1997             Brad Stephens
Date                          Brad Stephens
                              Chief Executive Officer
                              (Signing on behalf of Registrant)


November 14, 1997             George Percival
Date                          George Percival
                              Chief Financial Officer
                              (Signing as Principal Financial
                              Officer)

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

27        Financial Data Schedule for the nine months ended
          September 30, 1997.