Form 10-K
period 1997-12-31
PRIDE COMPANIES LP
filed 1998-04-16
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
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

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each
Title of Each Class:                Exchange on Which Registered:
-------------------                 ----------------------------
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

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Common Units outstanding as of March 26, 1998:
4,950,000

     The aggregate market value of the 4,626,365 Common Units held by non-affiliates of the Partnership as of March 26, 1998 was approximately $6.9 million, which was computed using the closing sales price of the Common Units on March 26, 1998.


                               PART I

Items 1 and 2. Business and Properties

General

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates (i) a crude oil gathering business (the "Crude Gathering System") that gathers, transports, resells and redelivers crude oil in the Texas and New Mexico markets and (ii) certain integrated products pipelines and terminal operations in San Angelo, Texas and Aledo, Texas (the "Products System"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. Under an agreement with Texaco Trading and Transportation, Inc. ("TTTI"), the Partnership will begin purchasing refined products from TTTI in April 1998 to market through the Products System and its other products terminal in Abilene, Texas that had been included as part of the Refinery (see "-Long-Term Product Supply Agreement" below). Prior to mothballing the Refinery, the Partnership's operations were considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System was to supply the Refinery with crude oil. In that connection, it purchased and resold crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations to be used as feedstock for the Refinery. In connection with the TTTI agreement and the mothballing of the Refinery, the Crude Gathering System will primarily market crude oil to other refineries and the Partnership will now operate two separate and distinct industry segments, the Crude Gathering System segment and the marketing and products pipeline segment. The Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products System consisted of two products pipelines that originated at the Refinery and terminated at the Partnership's marketing terminals. In connection with the mothballing of the Refinery, the products pipeline that extends from the Refinery to the Aledo terminal was idled, since TTTI's pipeline is connected to the Partnership's Aledo terminal.

     Pride Refining, Inc., a Texas corporation (the "Managing General Partner"), owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and the Special General Partner (collectively the "General Partners") collectively own a 2% general partner interest. Effective December 31, 1996, the Partnership adopted certain amendments to its partnership agreement (the "Amendments"), which modified the capital structure of the Partnership. In addition to its general partner interest, the Special General Partner owns a 4.9% interest in the Partnership through ownership of common limited partner units with terms specified by the Amendments ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. Prior to the effectiveness of the Amendments, the Special General Partner owned a 51.7% limited partner interest in the Partnership through ownership of common limited partner units ("Old Common Units"), and the public owned a 46.3% interest in the Partnership through ownership of convertible preferred limited partner units ("Preferred Units").

     Prior to the mothballing of the Refinery, the Partnership's principal business consisted of refining crude oil into commercial and military aviation fuel, conventional gasoline, low sulfur diesel fuel, vacuum gas oil, liquefied petroleum gas and vacuum residuum. In addition, the Partnership owns and operates a crude oil gathering system connected by pipeline into the Refinery and two common carrier products pipeline systems, one of which transported products from the Refinery to Dyess Air Force Base ("Dyess") in Abilene, and to the Partnership's products terminal at San Angelo, Texas. The other pipeline formerly transported products from the Refinery to the Partnership's products terminal in Aledo, Texas (southwest of Fort Worth, Texas) and was idled when the Refinery was mothballed. Prior to January 20, 1997, the Partnership operated an additional 13-mile pipeline segment that carried military aviation fuel from the Partnership's products terminal in Aledo, Texas into Naval Air Station Fort Worth located northwest of Fort Worth (formerly Carswell Air Force Base), but shut that pipeline segment down due to reduced military aviation fuel requirements for that base and other economic considerations. The Partnership now trucks the military aviation fuel from the Aledo products terminal to Naval Air Station Fort Worth.

     The Partnership owns the Texas Plains Pipeline System ("Texas Plains System") which consists of 271 miles of pipeline transporting crude oil and vacuum gas oil from the Partnership's Refinery to Borger, Texas, and then via Diamond Shamrock Refining and Marketing Company's ("Diamond Shamrock") pipeline to its refinery in McKee, Texas. As a result of the Refinery being mothballed, the Texas Plains System will only ship crude oil.
See "Partnership Operations and Products" below.

     The Partnership's primary market area for refined products includes Central and West Texas and is a region that is not significantly served by the major refining centers of the Gulf Coast. Fina, Inc. ("Fina"), a competitor of the Partnership, currently has products pipeline access into Abilene, while the Partnership is the only supplier with a products pipeline into San Angelo. TTTI recently converted an existing crude pipeline into a products pipeline that will deliver gasoline, diesel and military aviation fuel to the Partnership in Abilene and Aledo for distribution to the Partnership's existing customers. In the Partnership's primary market area, product prices reflect a premium due to transportation costs required to import refined products from supply points outside of the market area. Naval Air Station Fort Worth, Dyess, and certain other military installations have been long-time customers for the Partnership's military aviation fuel. Management anticipates that the Partnership will continue to bid for these and other military supply contracts in the future although volumes awarded under the recently awarded contract have been significantly reduced from prior years since the Partnership no longer receives preferential treatment under the small business set-aside program and due to increasing competition. See "-Partnership Operations and Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results." Gasoline and diesel tankage and sales facilities at the Partnership's Aledo products terminal allow the Partnership access to the smaller communities west of the Dallas-Fort Worth ("DFW") market along Interstate 20 for gasoline and the DFW market for diesel. See "-Markets and Competition" below.

Partnership Operations and Products

     Products System. The Partnership's primary product delivery facilities consisted of a pipeline that connects the Refinery to the Partnership's Aledo products terminal (the "Aledo Pipeline") and a pipeline that connects the Refinery to Dyess in Abilene, Texas, and the Partnership's products terminal at San Angelo, Texas (the "San Angelo Pipeline"). In conjunction with the Refinery being mothballed, TTTI will deliver product to Abilene and Aledo. The Partnership will deliver a portion of the product received from TTTI in Abilene to Dyess and to the products terminal in San Angelo. The Aledo pipeline will be idled since TTTI's pipeline is connected to the Partnership's Aledo terminal.
 Prior to January 20, 1997, the Partnership operated an additional 13-mile segment of pipeline that carried military aviation fuel from the Partnership's products terminal in Aledo into Naval Air Station Fort Worth located northwest of Fort Worth, Texas. This pipeline segment was closed due to reduced military aviation fuel requirements for that base and other economic considerations.

     The Partnership now trucks the military aviation fuel from the Aledo products terminal to Naval Air Station Fort Worth and delivers military aviation fuel through the San Angelo Pipeline. Conventional gasoline is marketed through the Partnership's Aledo products terminal and is delivered through the San Angelo Pipeline to the Partnership's San Angelo products terminal for marketing to non-military customers in the communities west of the Dallas-Fort Worth ("DFW") metropolitan area along Interstate 20 and in the San Angelo area, respectively. Diesel fuel is also delivered to the Aledo and San Angelo products terminals for marketing to non-military customers in the DFW metropolitan area and the San Angelo area. Additional products are delivered by truck and rail throughout the Partnership's market area.

     Military aviation fuel delivered by the San Angelo Pipeline to Dyess is sold f.o.b. the Refinery with title passing to the purchaser as the product enters the pipeline. Prior to 1998, the Partnership had the only pipeline capable of delivering jet fuel directly into Dyess. Fina recently purchased Conoco's product terminal in Abilene and is constructing its own pipeline from its terminal to Dyess that will enable Fina to deliver military aviation fuel into Dyess.

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "-Markets and Competition" below. Such sales are under annual contracts awarded by the Defense Fuel Supply Center after a bidding process. The bidding process is conducted on a base-by-base basis and is subject to the small business set-aside program. When the bids are received, the Defense Fuel Supply Center determines both the lowest overall bid and the lowest bid submitted by a small business (defined as a refinery with a throughput capacity of less than 75,000 BPD and fewer than 1,500 employees). If the lowest bid is not submitted by a small business, the lowest small business bidder is offered the opportunity to obtain a contract for a set percentage of the base's requirements by matching the lowest overall bid. Prior to the contract that begins April 1, 1998 and ends March 31, 1999, the Partnership was considered a small business. As a result of the planned mothballing of the Refinery and the agreement to purchase products from TTTI, the Partnership could not bid as a small business for the contract that begins April 1, 1998 and ends March 31, 1999 nor will the Partnership be able to bid on any future contracts as a small business. Since the Partnership was not able to match the price of the lowest large business under the small business set-aside program, the volumes under the recently awarded contract are approximately 51% of the volumes under the prior contract which is partially offset by an approximate 2 cents improvement in the award price compared to the base reference price net of transportation from the prior contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results."

     The Partnership and its predecessors have been supplying products to Naval Air Station Fort Worth and Dyess since the early 1960s. Management believes that the military will continue to be a major customer of the Partnership into the foreseeable future. Dyess is an Air Combat Command facility, formerly a strategic air command facility, and the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under the contract that is effective from April 1, 1997 through March 31, 1998, the Partnership contracted to sell military aviation fuel to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Fort Hood Military Installation in Killeen, Texas, Naval Air Station Dallas in Dallas, Texas, E-Systems, Inc. in Greenville, Texas, Naval Air Station Fort Worth, AASF in Dallas, Texas, and Tinker Air Force Base in Oklahoma City, Oklahoma. Additionally, the Partnership is selling jet fuel to Altus Air Force Base in Altus, Oklahoma and Cannon Air Force Base in Clovis, New Mexico, under a contract that is effective from October 1, 1997 through September 30, 1998. Under the new contract that is effective from April 1, 1998 through March 31, 1999, the Partnership will supply military aviation fuel to Dyess, Sheppard Air Force Base, Naval Air Station Fort Worth, Fort Hood Military Installation, and E-Systems, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors."

     Crude Oil Gathering Operations. The Partnership's Crude Gathering System is divided into two distinct areas: (i) truck-based crude oil gathering and (ii) pipeline operations. The trucking operations comprise six district offices located in the Abilene, Dallas, Graham, Lubbock, Midland, and San Angelo, Texas areas. These districts utilize a fleet of 103 trucks to transport crude oil from individual leases or small gathering systems to injection stations owned and operated by the Partnership along common carrier pipeline systems. As of December 31, 1997, the Crude Gathering System operated 44 crude oil injection stations located on various common carrier pipeline systems including the Amoco, Arco, Chevron, Comyn, Conoco, EOTT, Mobil, Sun, Texaco, Texas Plains System and other Texas-New Mexico pipeline systems. The Partnership maintains 21 trucking locations throughout the area for operation of its truck fleet. In December 1997, the average length of travel for the Partnership's trucks in its gathering operations was approximately 76 miles round trip.

     As of December 31, 1997, the pipeline assets utilized in the Crude Gathering System consisted of in excess of 900 miles of active pipeline, the major portion of which is the Comyn pipeline system with approximately 414 miles of trunkline and 190 miles of gathering lines and the Texas Plains System consisting of an additional 242 miles of trunkline and 29 miles of gathering lines. Ownership of the trunkline segments of the Comyn pipeline system from Hawley to Comyn, Texas (90 miles), from Hearne to Comyn, Texas (143 miles), and from Comyn to Ranger, Texas (37 miles) along with certain related pumping facilities was retained by Pride SGP when the Partnership was formed. For the years ended December 31, 1997, 1996 and 1995, the crude oil transported through the active segment of the Comyn pipeline system which is owned by Pride SGP accounted for approximately 64%, 51% and 72%, respectively, of the total crude oil received by the Refinery.
At December 31, 1997, twelve miles of the 37-mile segment noted above were inactive but are being reactivated in connection with the TTTI agreement. The 143-mile section from Hearne to Comyn transports 10,671 barrels per day ("BPD") of crude oil from the eastern portion of the Austin Chalk formation. The Partnership and Pride SGP have a lease agreement wherein the Partnership has been granted the right to use the segments of the Comyn pipeline owned by Pride SGP. The Partnership is entitled to use the pipeline sections in exchange for its agreement to provide maintenance and repair valued at approximately $250,000 annually. In addition, the Partnership pays the taxes, insurance, and other costs. Pursuant to the lease agreement, the Partnership was accruing rentals to Pride SGP of $0.20 per barrel for all crude oil transported by the Partnership, or third parties with contractual relationships with it, through the 143-mile section from Hearne to Comyn. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1997, 1996 and 1995 totaled approximately $788,000, $919,000, and $873,000, respectively, for the lease of the pipeline. The original term of the lease agreement ran through 2000. During 1992, the lease was amended, whereby at the Partnership's option, the lease may be extended through March 2013 as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days' notice. At any time during the term of the amended lease agreement, the Partnership may upon 30 days' notice to Pride SGP purchase the Comyn pipeline for $10 million. On December 31, 1997, the lease was amended to reduce the rental to a maximum of $400,000 annually as long as certain debt is outstanding. See "Certain Relationships and Related Transactions."

     The Comyn pipeline is a common carrier pipeline that charges a transportation fee in accordance with a published tariff schedule filed with the Texas Railroad Commission. Shipments of crude oil to the Refinery accounted for approximately 88% of the crude oil shipped through the Comyn line. The Comyn pipeline is also allowed to charge each customer's account with a line loss allowance of 0.25% for each barrel transported in the system.

     The Partnership owns the Texas Plains System, a crude oil pipeline system that prior to the mothballing of the Refinery also transported vacuum gas oil. It consists of 271 miles of pipeline extending from Hawley, Texas, which is located near the Partnership's Refinery, to Borger, Texas. The system has a total capacity of 38,000 BPD, and an average of approximately 31,000 BPD of crude oil and vacuum gas oil was shipped on the pipeline for the year ended December 31, 1997. After the mothballing of the Refinery, the Partnership plans on shipping crude oil that previously went to the Refinery to Diamond Shamrock's refinery in McKee, Texas, in place of the vacuum gas oil. Prior to the mothballing of the Refinery, the Partnership had sold all the vacuum gas oil and a small portion of the crude oil transported on the pipeline to Diamond Shamrock.

     In addition to the Comyn system and Texas Plains System, the Partnership owns and operates two smaller pipelines in West
Texas:  Carlsbad in Tom Green County and East Broadview in
Lubbock County.

     Crude oil from the Crude Gathering System pipelines can be delivered to a variety of locations, including storage tanks located at the Refinery, tank storage areas which facilitate trucking to injection stations, and several different common carrier crude oil pipelines.

     The Crude Gathering System is the first purchaser of a portion of the crude oil it gathers. These first purchase barrels have traditionally been either resold to other companies or shipped to the Refinery. The Partnership also gathers crude oil for custom gathering customers and charges gathering fees depending on several factors (including the transportation distance involved) and delivers these barrels to an agreed upon location by contract. The Crude Gathering System assumes title to both first purchase and custom gathered barrels and the total of the two categories is considered to be total gathered barrels. The custom gathering area has been the fastest growing segment of the Crude Gathering System operations. While first purchase barrels have declined from 39,000 BPD in 1986 to 28,000 BPD for the year ended December 31, 1997, custom gathered barrels have grown from 5,000 BPD to 24,000 BPD for the same period. The custom gathered barrels have declined over the last two years as the Partnership has eliminated some of the marginal custom gathered contracts. Both first purchase barrels and custom gathered barrels are subject to decline if drilling activity slows down as a result of declines in crude oil prices.

     Refining. Prior to March 22, 1998, the principal business of the Partnership was crude oil refining at its Refinery located approximately ten miles north of Abilene, Texas. The Refinery has a throughput capacity of 49,500 barrels per day ("BPD") and is permitted to process 44,500 BPD. For the year ended December 31, 1997, the Refinery processed crude oil into refined products at an average rate of approximately 31,400 BPD.

     The Refinery produced vacuum residuum, which was sold to third parties for processing into roofing material and similar products, and distillates that included atmospheric gas oil for blending with vacuum gas oils, diesel for sale as motor fuel, kerosene, and heavy and light naphthas. Kerosene was produced and sold as various grades of jet fuel. The light naphtha was subjected to further processing to remove butane and propane to produce liquefied petroleum gas and the remaining light naphtha was used for a gasoline blend stock. The Refinery allowed heavy naphtha to be converted into a high octane unleaded gasoline blend stock. The Refinery produced up to 7,500 BPD of unleaded gasoline. The Refinery also produced diesel fuel that complied with federal environmental regulations restricting the amount of sulfur allowed in highway use diesel fuel.

     As previously mentioned, the Refinery was mothballed on March 22, 1998. The Partnership currently plans to retain these assets for possible future use should the long-term outlook in the refining business improve. However, as a result of the mothballing of the Refinery, the Partnership wrote down such assets $40.0 million.

Markets and Competition

     Fina, the Partnership's principal competitor in its primary market area, operates a products pipeline in the Abilene area. This competitor's pipeline originates in Big Spring, Texas (105 miles west of Abilene) and supplies Hawley, Midland, and Wichita Falls, Texas and the Midcontinent. However, the Partnership currently has the only products pipeline access to the San Angelo area. Retailers and jobbers who are not supplied by the Partnership or one of its exchange partners must truck their products into San Angelo from locations as far away as 90 to 200 miles. TTTI recently converted an existing crude pipeline into a products pipeline that will deliver gasoline, diesel and military aviation fuel from the Gulf Coast to the Partnership's Abilene
and Aledo products terminals.   Other Gulf Coast refiners ship
their products primarily throughout the southeast and central United States. Total petroleum product demand for the Partnership's market area is determined by demand for conventional gasoline, diesel, commercial and military aviation fuel, and kerosene. In the case of each product, however, demand tends to vary by locality and season. Aviation fuel consumption is limited to regional military and civilian air facilities.

     Fina and Holly Corp. ("Holly") announced a plan in February 1997 to convert existing crude oil and natural gas pipelines and lay 110 miles of new pipeline to bring additional gasoline and diesel products to West Texas, New Mexico and Arizona. The system will be supplied by Fina's refineries in Big Spring and Port Arthur, Texas, a pipeline terminal in Duncan, Oklahoma, and Holly's refinery in Artesia, New Mexico. Fina has indicated that it believes Gulf Coast petroleum products will not be needed for another five years. Other companies are also considering projects to bring petroleum products into West Texas, New Mexico and Arizona from the Gulf Coast. These proposals, if implemented, would increase competition in the Partnership's primary market areas.

     In addition to its primary market areas in Abilene and San Angelo for conventional gasoline and diesel, the Partnership has access to a secondary market in the small communities west of Dallas-Fort Worth along Interstate 20 for conventional gasoline and the Dallas-Fort Worth metropolitan area for diesel. Prior to the mothballing of the Refinery, the secondary market was accessible from the Refinery via the Aledo Pipeline and the Aledo products terminal. Now the Aledo products terminal is supplied by TTTI's pipeline that connects directly to the Aledo terminal. As a result of the reformulated gasoline requirement for the Dallas-Fort Worth metropolitan area effective January 1, 1995, most products terminals are supplying reformulated gasoline in the area with only a small number having the capability of supplying conventional gasoline. The Partnership's Aledo products terminal is strategically located to take advantage of this marketing opportunity, and the Partnership has entered into supply and exchange agreements with three major oil companies at that location. The San Angelo market area is accessible via the San Angelo Pipeline that is connected to storage tanks at the Refinery. Market demand for gasoline and diesel in Abilene and in San Angelo is estimated to be approximately 17,500 BPD and 11,000 BPD, respectively. Market demand for petroleum products in the Dallas - Fort Worth area is estimated to be approximately 343,000 BPD, with reformulated gasoline, diesel and a limited amount of conventional gasoline accounting for an aggregate of 195,000 BPD.

     The Partnership does not generally sell its products through its own direct retail distribution system, but primarily sells to other branded product companies and branded Pride dealers. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells or exchanges diesel, conventional gasoline, and military aviation fuel, depending on local market needs throughout the region. Some of the marketers in the area that purchase or exchange refined products include Chevron, Citgo, Conoco, Diamond Shamrock, Exxon, Fina, Phillips, Shell, Star Enterprise and Texaco. The Partnership has five exchange agreements and three sales agreements with these companies for products supplied out of the San Angelo products terminal, one exchange agreement and two sales agreements with these companies for product supplied out of the Aledo products terminal, and two exchange agreements and one sales agreement with these companies for product supplied out of the Abilene products terminal. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Texas, El Paso, Texas, Lubbock, Texas, Midland/Odessa, Texas, and Wichita Falls, Texas without incurring transportation costs to these cities. Management also expects that the Partnership will continue to sell conventional gasoline and diesel to jobbers who will own and operate service stations under the Pride brand. The Partnership also currently operates five retail fueling facilities. These facilities are located in Central and West Texas. Sales by such facilities accounted for less than 1% of the Partnership's revenues for the year ended December 31, 1997.

     As a result of the Refinery being mothballed on March 22, 1998, the Partnership will now market to third parties the crude oil it previously sold to the Refinery. These third parties include other refiners and companies that buy, sell and exchange crude oil. The Partnership recently entered into a two-year contract to sell Gary-Williams Energy, Corporation (Gary-Williams) a portion of the crude oil sold to the Refinery. The Partnership is also in final negotiations with another refiner to sell them the remainder of the crude oil on a long-term contract.

Customers

     The Partnership delivers a substantial amount of its military aviation fuels to the Defense Fuel Supply Center. The Partnership entered into a three-year agreement with Diamond Shamrock to supply them with vacuum gas oil through December 31, 1998 for use in Diamond Shamrock's refining operations. The Partnership's revenues pursuant to the military aviation fuel supply contracts and the Diamond Shamrock agreement accounted for 11% and 21%, respectively, of its total revenues for the year ended December 31, 1997. The Partnership has proposed supplying Diamond Shamrock with vacuum gas oil the Partnership would purchase from TTTI and ship to Diamond Shamrock through the end of the contract which is December 31, 1998. See "Legal Proceedings".

Long-Term Product Supply Agreement

     The Partnership announced on June 20, 1997 that it had executed a long-term product supply agreement (the "Agreement") with TTTI, a wholly-owned subsidiary of Texaco, Inc. The Agreement has a 10-year primary term which begins in April 1998, the date TTTI completes its system of pipelines and terminals. The Agreement also has two-year renewal provisions for up to an additional 10 years. After the initial five years of the initial ten-year term ("Primary Term"), if TTTI determines that shipment of products on its new products pipeline is no longer economical due to non-economical product prices, then TTTI may notify the Partnership of proposed redetermined prices. If the Partnership does not accept such redetermined prices, then TTTI may elect to terminate the Agreement by 18 months written notice. After the Primary Term, if either party under the Agreement can demonstrate that the prices for delivered products under the Agreement are producing cash flows materially below that received during the Primary Term, then such party may notify the other party of proposed prices it must receive to continue. If the other party does not accept such redetermined pricing then the other party may elect not to renew the Agreement not less than one year prior to the end of the current term. The Agreement may furthermore be terminated upon any breach by the other party which continues beyond 30 days following notice of breach. Additionally, the Agreement provides that the Partnership will purchase all gasoline, diesel and jet fuel, which it may desire to purchase, exclusively from TTTI. The Partnership's cost for such product is based primarily on the market price in the area in which the products are received less a discount. The Partnership will use TTTI products to supply its existing customer base, which includes wholesale customers, exchange partners, and military bases, primarily using the Partnership's existing pipelines and terminals.

     In connection with the Agreement, the Partnership mothballed its Refinery, but will continue to utilize part of the Refinery for a products and crude oil storage and terminalling facility. See also "Financial Condition - Financial Resources and Liquidity." The Partnership estimates the closure cost and related severance costs at approximately $1.8 million. The Partnership accrued this amount as of December 31, 1997. The Agreement with TTTI will allow the Partnership to expand its crude gathering operations, conducted under the name Pride Pipeline Company. The arrangement with TTTI enables the Partnership to transport the crude oil it previously gathered and shipped to the Refinery to other attractive markets. A large portion of Pride Pipeline Company's gathered crude oil was restricted to use as feedstock for the Refinery. The Partnership anticipates that the new arrangement will produce operating cash flows similar to the level that the Partnership has experienced for the last four years. However, the Partnership believes that cash flows should be less volatile since the Agreement will result in more stable product margins and eventually decrease the Partnership's exposure to volatility in refining margins. The Partnership also believes that the Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

Employees

     As of December 31, 1997, the Partnership had 340 employees, of which 119 were employed in the Refinery and Products System and 221 were employed in the Crude Gathering System. As a result of the mothballing of the Refinery, the Partnership expects the number of employees for the Refinery and Products System to eventually decrease to 55 employees. None of the Partnership's employees are subject to collective bargaining or similar agreements.

Environmental Matters

     The Partnership's activities involve the transportation, storage, and handling of crude oil and petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended certain resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results" and "Legal Proceedings."

Forward Looking Statements

     This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions in the future are: (i) the margins between the prices obtained for the Partnership's refined petroleum products and the cost of such products, (ii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership,
(v) the settlement of outstanding contract issues, and (vi) the receipt of certain consents and approvals to modify the Partnership's capital structure, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

Item 3. Legal Proceedings

     The Partnership has filed a substantial claim against the Defense Fuel Supply Center relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors (the "DFSC Claim"). The ultimate outcome of this matter cannot presently be determined.

     The Partnership is contractually committed to supply Diamond Shamrock with vacuum gas oil through December 31, 1998. The Partnership has proposed supplying Diamond Shamrock with vacuum gas oil that it would purchase from TTTI and ship to Diamond Shamrock through the end of the contract. If this proposal is acceptable to Diamond Shamrock and the Partnership can make the appropriate arrangements to ship the vacuum gas oil to Diamond Shamrock, the change to the contract is not expected to have a material effect on the Partnership. If that proposal, or other alternative proposals, are not acceptable, or the Partnership cannot make the appropriate arrangements, there could be a material adverse effect on the Partnership.

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during fiscal 1997.

                              PART II

Item 5. Market for Partnership's Preferred Units, Common Units, and Related Unitholder Matters

     The Partnership adopted certain Amendments to its partnership agreement effective at the close of business on December 31, 1996 which modified the capital structure of the Partnership. Prior to the effectiveness of the Amendments, the Partnership had 4,700,000 Preferred Units listed on the New York Stock Exchange under the symbol "PRF". On January 2, 1997, the Common Units began trading on the New York Stock Exchange under the same symbol. The following table sets forth, for the periods indicated, the high and low closing prices of the Preferred Units in 1996 and the Common Units in 1997 as reported on the New York Stock Exchange Composite Tape. No distributions were made with respect to the Preferred Units, the Old Common Units, or the Common Units during the past two fiscal years. Information with respect to accumulated arrearages has been omitted from the following table since the Amendments cancelled those arrearages as of the close of business on December 31, 1996.


    1996                    HIGH         LOW
    ____                    ____         ___
First Quarter              $ 3-1/2     $ 2-1/8

Second Quarter               5-1/8       2-3/4

Third Quarter                4-1/2       3-3/8

Fourth Quarter               5-3/8       3-3/8

     1997
     ____

First Quarter              $ 3-3/4     $ 3-1/4

Second Quarter               3-3/4       2-15/16

Third Quarter                3-3/16      2-7/16

Fourth Quarter               2-1/2       1-9/16


     Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial common unitholders of the Partnership at December 31, 1997 to be approximately 3,100.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for a discussion of certain restrictions imposed by the Partnership's lenders on the payment of distributions to unitholders throughout the term of the Partnership's credit facility with such lenders, which terminates on December 31, 2002.

Item 6.  Selected Financial Data

     The following table sets forth, for the periods and at the dates indicated, selected financial data for the Partnership.
The table is derived from the financial statements of the Partnership and should be read in conjunction with those financial statements. The summary income statement data for each of the five years in the period ended December 31, 1997, as well as the summary balance sheet data for December 31, 1993, 1994, 1995, 1996 and 1997 are all extracted from the audited financial statements of the Partnership. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-7.

(The following table should be printed on 14" x 8.5" paper)

                                                 SELECTED FINANCIAL DATA
                                         (In thousands, except per unit amounts)

                                                            Year Ended December 31,
                                             ________________________________________________________________
                                                1993         1994         1995          1996          1997
                                                ----         ----         ----          ----          ----
Income Statement Data:
   Revenues
      Refinery and Products Systems          $ 253,008    $ 220,610     $ 235,136     $ 294,328    $ 277,179
      Crude Gathering System                   609,772      553,847       527,212       597,425      494,155
      Intrasystem and other                   (205,518)    (184,551)     (201,735)     (276,550)    (236,437)
                                              ________     ________      ________      ________     ________
        Total revenues                         657,262      589,906       560,613       615,203      534,898
                                              ________     ________      ________      ________     ________
   Costs of sales and operating
      expenses, excluding depreciation         636,102      570,877       543,425       596,841      516,146
   Refinery closure costs                           -            -             -             -        41,396<F1>
   Marketing, general and administrative
      expenses                                  12,834       11,059        10,274        10,111        8,955
   Depreciation                                  5,881        6,546         7,006         6,976        6,872
                                              ________     ________      ________      ________     ________
   Operating income (loss)                       2,445        1,424           (92)        1,275      (38,471)
                                              ________     ________      ________      ________     ________
   Other net                                       252           28           175           179          564
   Interest expense                             (3,707)      (5,191)       (6,575)       (5,808)      (5,316)
   Credit and loan fees <F2>                    (1,138)      (1,651)       (2,172)       (2,109)      (1,952)
                                              ________     ________      ________      ________     ________
   Loss before income taxes and
      cumulative effect of change in
      accounting principle                      (2,148)      (5,390)       (8,664)       (6,463)     (45,175)
   Income tax benefit                                -            -            47            48          144
                                              ________     ________      ________      ________     ________
   Loss before cumulative effect
     of change in accounting principle          (2,148)      (5,390)       (8,617)       (6,415)     (45,031)
   Cumulative effect of change in
      accounting principle                      (3,605)<F3>       -             -             -            -
                                              ________      _______      ________      ________     ________
   Net loss                                  $  (5,753)    $ (5,390)    $  (8,617)    $  (6,415)   $ (45,031)
                                              ========      =======      ========      ========     ========
   Before conversion <F4>:
      Basic and diluted loss per Unit
      before cumulative effect:
        Preferred Units                      $   (0.21)    $  (0.53)    $   (0.85)    $   (0.63)           -
        Old Common Units                     $   (0.21)    $  (0.53)    $   (0.85)    $   (0.63)           -
      Cumulative effect on prior years of
      changing to LIFO per Unit <F3>:
        Preferred Units                      $   (0.36)           -             -             -            -
        Old Common Units                     $   (0.36)           -             -             -            -
      Basic and diluted net loss per Unit:
        Preferred Units                      $   (0.57)    $  (0.53)    $   (0.85)    $   (0.63)           -
        Old Common Units                     $   (0.57)    $  (0.53)    $   (0.85)    $   (0.63)           -
   After conversion <F4>:
      Basic and diluted loss per Common
        Unit before cumulative effect        $   (0.43)    $  (1.07)    $   (1.71)    $   (1.27)    $  (8.92)
      Cumulative effect on prior years of
        changing to LIFO per Common
        Unit <F3>                            $   (0.71)           -             -             -            -
      Basic and diluted net loss per
        Common Unit                          $   (1.14)    $  (1.07)    $   (1.71)    $   (1.27)    $  (8.92)

   Numerator:
   Net loss                                  $  (5,753)    $ (5,390)    $  (8,617)    $  (6,415)   $ (45,031)
   2% general partners' interest                  (115)        (108)         (172)         (128)        (901)
   Numerator for basic and diluted
     earnings per unit                          (5,638)      (5,282)       (8,445)       (6,287)     (43,230)

   Denominator: <F5>
   Denominator for basic and diluted
      earnings per unit before
      conversion <F4>:
        Preferred Units                          4,700        4,700         4,700            -            -
        Old Common Units                         5,250        5,250         5,250            -            -
        Common Units                                -            -             -          4,950        4,950
   Denominator for basic and diluted
      earnings per unit after
      conversion <F4>:
        Common Units                             4,950        4,950         4,950         4,950        4,950

Balance Sheet Data (at end of period):
   Net property, plant and equipment         $ 106,032     $110,884     $ 104,837     $  99,554    $  47,588
   Total assets                                138,562      146,552       138,306       139,716       95,281
   Long-term debt (including current
      maturities) <F6>                          50,383       58,890        56,500        56,933       43,171
   Redeemable preferred equity                       0            0             0             0       19,529
   Partners' capital (deficiency)               50,020       44,630        36,013        29,598      (15,433)

Operating Data (BPD):
   Refinery
      Crude oil throughput                      32,215       30,483        29,806        32,555       31,449
      Products refined                          31,883       29,815        29,031        31,681       30,619
   Products System
      Transportation volumes                    12,719       13,722        15,585        13,509       11,415
   Crude Gathering System
      Crude oil gathered                        77,875       74,676        66,869        58,775       51,305

<F1>
Refinery closure costs for the year ended December 31, 1997 includes a $40,000,000 noncash charge for impairment of fixed assets, $1,750,000 related to closure of the Refinery and related severance costs, and $367,000 related to the writeoff of certain Refinery assets offset by $721,000 in accruals that were reversed as a result of the Refinery being mothballed.
<F2>
Credit and loan fees include costs associated with the restructuring of the Partnership of $873,000, $1,064,000, and
$613,000 for 1995, 1996 and 1997, respectively.
<F3>
This is the cumulative effect on prior years of the change in accounting method for inventory from the First-in/First-
out method to the Last-in/First-out method (LIFO).
<F4>
On December 31, 1996 after the market closed the Preferred Units were converted to Common Units on a one-for-one basis.
At the same time, the Old Common Units were converted to Common Units on a one-for-twenty-one reverse unit split.  The
"Before Conversion" section reflects the per unit information based on both the outstanding Preferred Units and Old
Common Units, whereas the "After Conversion" section reflects the pro forma per unit information based on the outstanding Common Units.
<F5>
Calculations exclude 299,996 officer and employee unit appreciation rights and 2,987,000 units attributed to the redeemable preferred equity because the effect would be antidilutive.  Also excludes 70,000 director unit appreciation rights because the plan states they will be settled for cash.
<F6>
At December 31, 1993, 1994, 1995, 1996 and 1997 current maturities were $300,000, $6,626,000, $3,447,000,  $6,516,000 and $2,084,000, respectively.

/TABLE

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                      Results of Operations

General

     The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

     Prior to the TTTI Agreement, the Partnership's operating results depended principally on the rate of utilization of the Refinery, the margins between the prices of its refined petroleum products and the cost of crude oil, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. Higher Refinery utilization allows the Partnership to spread its fixed costs across more barrels, thereby lowering the fixed costs per barrel of crude oil processed. The refining business is highly competitive, and the Partnership's margins were significantly impacted by general industry margins. Industry margins are determined by a variety of regional, national, and global trends, including oil prices, weather, and economic conditions, among other things. The Refinery's military aviation fuel prices were influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affect the price of kerosene.

     As a result of mothballing the Refinery, the Partnership's future operating results depend principally on the margins between the cost at which petroleum products are purchased under the TTTI agreement and the price realizable by the Partnership for such products, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Since the Crude Gathering System will primarily market crude oil to other refineries, the Partnership will now operate two separate and distinct industry segments, the Crude Gathering Systems segment and the marketing and products pipeline segment.

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

     The intrasystem pricing of crude oil between the Refinery and the Crude Gathering System was based in part on an adjusted Midland spot price for crude oil above the Partnership's posted price for the purchase of such crude oil (the "Premium"), which represented the approximate amount above posting that would be realized on the sale of such crude oil to an unrelated third party. The total intrasystem price for crude oil between the Refinery and the Crude Gathering System included the Premium, the Partnership's posted price and transportation costs. An increase in the Premium for crude oil had a negative impact on the Refinery and a positive impact on the Crude Gathering System. On the other hand, a decrease in the Premium for crude oil had a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the years ended December 31, 1997, 1996, and 1995, the average Premium for crude oil was $1.91, $2.38 and $1.76, respectively.

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

Year ended December 31, 1997 compared with year ended December
31, 1996

     General. Net loss for the year ended December 31, 1997 increased to $45.0 million as compared to $6.4 million for the year ended December 31, 1996. The results for the year ended December 31, 1997 included $41.4 million in costs associated with ceasing Refinery operations. Excluding the $41.4 million of costs associated with ceasing Refinery operations, net loss was $3.6 million for the year ended December 31, 1997. The closure costs included a $40.0 million noncash charge for impairment of certain Refinery fixed assets, $1.8 million related to the closure of the Refinery and related severance costs and $367,000 related to the writeoff of certain Refinery assets offset by $721,000 in accruals that were reversed since the Refinery is being mothballed. Non-operating expenses decreased $1.0 million for the year ended December 31, 1997 as compared to the same period in 1996 due primarily to decreased interest expense and credit and loan fees and a gain on the sale of the Partnership's products trucks. Interest expense decreased $492,000 which is attributable to lower interest rates that became effective upon approval of the Amendments by the Unitholders. Credit and loan fees for the year ended December 31, 1996 were reduced by a one-time nonrecurring reversal of an accrual for facility fees of $534,000 for periods prior to 1996. Such fees were eliminated by the Partnership's principal creditors concurrent with the amendments to the credit agreements in November 1996. For the year ended December 31, 1997, the Partnership expensed $613,000 related to the restructuring compared to $1.1 million for the same period in 1996. Depreciation expense was $6.9 million for the year ended December 31, 1997 compared to $7.0 million for the year ended December 31, 1996.

     Operating loss for the year ended December 31, 1997 was $38.5 million as compared to operating income of $1.3 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income was $2.9 million for the year ended December 31, 1997.
The results for the Refinery and Products System, excluding the costs associated with ceasing Refinery operations, improved due to strong refining margins. This was partially offset by weak crude gathering margins. Operating loss, excluding depreciation, for the year ended December 31, 1997 was $31.6 million as compared to operating income, excluding depreciation, of $8.3 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, was $9.8 million for the year ended December 31, 1997.

     Refinery and Products System. Operating loss for the Refinery and Products System was $40.9 million for the year ended December 31, 1997 compared to $7.7 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income for the Refinery and Products System was $537,000 for the year ended
December 31, 1997.   The results for the Refinery and Products
System, excluding the costs associated with ceasing Refinery operations, improved due to stronger refining margins. Depreciation expense for the Refinery and Products System was $5.0 million for both the year ended December 31, 1997 and for the year ended December 31, 1996. Operating loss, excluding depreciation, of the Refinery and Products System was $35.9 million for the year ended December 31, 1997 compared to $2.7 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, for the Refinery and Products System was $5.5 million for the year ended December 31, 1997.

     Operating income for the Products System decreased to $655,000 for the year ended December 31, 1997 from $1.2 million for the year ended December 31, 1996. Depreciation expense for the Products System decreased to $870,000 for the year ended December 31, 1997 from $880,000 for the year ended December 31, 1996. Operating income, excluding depreciation, for the Products System decreased to $1.5 million for the year ended December 31, 1997 from $2.1 million for the year ended December 31, 1996 as a result of decreased transportation volumes on the San Angelo pipeline. Transportation volumes decreased to 11,415 BPD for the year ended December 31, 1997 from 13,509 BPD for the year ended December 31, 1996.

     Operating loss for the Refinery alone was $41.5 million for the year ended December 31, 1997 compared to an operating loss of $8.9 million for the same period in 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating loss for the Refinery was $51,000 for the year ended December 31, 1997. Depreciation expense for the Refinery was $4.1 million for both the years ended December 31, 1997 and 1996. Operating loss, excluding depreciation, of the Refinery alone was $37.4 million for the year ended December 31, 1997 compared to operating loss, excluding depreciation, of $4.8 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, for the Refinery was $4.0 million for the year ended December 31, 1997.

     Refinery gross margin per barrel was $1.76 for the year ended December 31, 1997 compared to $1.09 for the year ended December 31, 1996. The increase in the gross margin for the year ended December 31, 1997 reflects the decline in the Premium for crude oil, the increased margin on the military aviation fuel sold to the government under the contract that began April 1, 1997, and the lower residuum yield experienced in 1997. The lower residuum yield positively affects the Partnership since the value of residuum is substantially lower than other refined products that the Partnership sells. The residuum increased in 1996 as a result of the Refinery running a slightly heavier slate of crude. Towards the end of 1996, the Partnership began running a lighter slate of crude which resulted in a decreased residuum yield in 1997. Refinery throughput averaged 31,449 BPD during the year ended December 31, 1997 compared to 32,555 BPD for the year ended December 31, 1996. Operating expenses per barrel, excluding depreciation, increased to $4.61 for the year ended December 31, 1997 from $1.09 for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating expenses per barrel, excluding depreciation, were $1.00 for the year ended December 31, 1997.

     Crude Gathering System. Operating income for the Crude Gathering System was $2.4 million for the year ended December 31, 1997 compared to $8.9 million for the year ended December 31, 1996 due to a decline in crude gathering margins. The Premium for crude oil sold to the Refinery was substantially lower for the year ended December 31, 1997 than the same period in 1996, but the amount paid above posting for such crude oil to third parties did not decrease accordingly. The amount paid above posting for crude oil to third parties should decrease in the future assuming the crude oil market's expectation for a high Premium diminishes. Depreciation expense for the Crude Gathering System decreased to $1.9 million for the year ended December 31, 1997 from $2.0 million for the year ended December 31, 1996. Operating income, excluding depreciation, for the Crude Gathering System decreased to $4.3 million for the year ended December 31, 1997 from $10.9 million for the year ended December 31, 1996.
Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 51,305 BPD for the year ended December 31, 1997 from 58,775 BPD for the year ended December 31, 1996. For the year ended December 31, 1997, net margin decreased to $0.13 per barrel from $0.42 per barrel for the year ended December 31, 1996 resulting from the lower Premium and the higher acquisition cost above posting for crude oil during the year ended December 31, 1997.

Year ended December 31, 1996 compared with year ended
December 31, 1995

     General. Net loss for the year ended December 31, 1996 decreased to $6.4 million as compared to a net loss of $8.6 million for the year ended December 31, 1995. The improvement was a result of improved operations and lower non-operating expenses. Non-operating expenses decreased $834,000 for the year ended December 31, 1996 over the same period in 1995 due primarily to decreased interest expense and credit and loan fees. Of the decrease, $767,000 is related to lower interest expense which is attributable to a lower average prime rate in 1996 compared to the 1995 average and the lowered interest rates in the new credit agreement. Also, the credit and loan fees for the year ended December 31, 1996 have been reduced by a one-time nonrecurring reversal of an accrual for facility fees of $534,000 for periods prior to 1996 compared to a $234,000 reversal in 1995 for periods prior to 1995. Such fees were eliminated by the Partnership's principal creditors concurrent with the amendments to the credit agreements in November 1996 and August 1995. For the year ended December 31, 1996, the Partnership expensed $1.1 million related to the restructuring compared to $873,000 for the same period in 1995. Depreciation expense was $7.0 million for both the years ended December 31, 1996 and 1995.

     Operating income for the year ended December 31, 1996 increased to $1.3 million as compared to an operating loss of $92,000 for the year ended December 31, 1995. The improved results for the year ended December 31, 1996 were due to significantly stronger crude gathering margins resulting from the higher Premium for crude oil, partially offset by weak refining margins. Operating income, excluding depreciation, increased for the year ended December 31, 1996 to $8.3 million as compared to $6.9 million for the year ended December 31, 1995.

     Refinery and Products System. Operating loss for the Refinery and Products System was $7.7 million for the year ended December 31, 1996 compared to an operating loss of $3.9 million for the year ended December 31, 1995. Depreciation expense for the Refinery and Products System was $5.0 million for both the year ended December 31, 1996 and the year ended December 31, 1995. Operating loss, excluding depreciation, of the Refinery and Products System was $2.7 million for the year ended December 31, 1996 compared to operating income, excluding depreciation, of $1.1 million for the year ended December 31, 1995.

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

     Operating loss for the Refinery alone was $8.9 million for the year ended December 31, 1996 compared to an operating loss of $5.6 million for the same period in 1995. Depreciation expense for the Refinery was $4.1 million for both the years ended December 31, 1996 and 1995. Operating loss, excluding depreciation, of the Refinery alone was $4.8 million for the year ended December 31, 1996 compared to operating loss, excluding depreciation, of $1.5 million for the year ended December 31, 1995.

     Refinery gross margin per barrel was $1.09 for the year ended December 31, 1996 compared to $1.42 for the year ended December 31, 1995. The decrease in the gross margin reflects the increased Premium for crude oil, the decreased margin on the military aviation fuel sold to the government under the contract that began April 1, 1996, and the increased residuum yield experienced in 1996. The increased residuum yield negatively affects the Partnership since the value of residuum is substantially lower than other refined products that the Partnership sells. The residuum increased in 1996 as a result of the Refinery running a slightly heavier slate of crude. Towards the end of 1996, the Partnership began running a lighter slate of crude which has resulted in a decreased residuum yield. Refinery throughput averaged 32,555 BPD during the year ended December 31, 1996 compared to 29,806 BPD for the year ended December 31, 1995. The Partnership was able to operate the refinery at a higher throughput for the year ended December 31, 1996 due to the new gas oil contract signed in early 1996. Operating expenses per barrel, excluding depreciation, increased to $1.09 for the year ended December 31, 1996 from $1.07 for the year ended December 31, 1995 due to increased utility costs and maintenance costs during 1996.

     Crude Gathering System. Operating income for the Crude Gathering System was $8.9 million for the year ended December 31, 1996 compared to $3.8 million for the year ended December 31, 1995. Depreciation expense for the Crude Gathering System decreased to $2.0 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995.
Operating income, excluding depreciation, for the Crude Gathering System increased to $10.9 million for the year ended December 31, 1996 from $5.8 million for the year ended December 31, 1995. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 58,775 BPD for the year ended December 31, 1996 from 66,869 BPD for the year ended December 31, 1995. For the year ended December 31, 1996, net margin increased to $0.42 per barrel from $0.15 per barrel for the year ended December 31, 1995 resulting from the higher Premium for crude oil for the year ended December 31, 1996.

Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory requirements, industry trends, price of crude oil, inventory prices, and, with respect to certain products, seasonality and weather. The Managing General Partner expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed is not intended to represent their relative significance.

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important in urban areas. See "Business and Properties -- Environmental Matters." In addition, the Partnership plans to spend up to approximately $1.5 million in 1998 and 1999 on several projects to maintain compliance with various other environmental requirements including approximately $1.2 million related to mothballing the Refinery.

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

     Industry Trends and Price of Crude Oil. Industry trends and the price of crude oil will continue to affect the Partnership's business. In the last three years, the posting price for WTI crude oil has varied from approximately $11.00 to $25.00 per barrel. While refined products are generally sold at a margin above crude oil prices, fluctuations in the price of crude oil can have a significant short-term effect on refining margins because there is usually a lag in the movement of product prices, both up and down, after a change in crude oil prices. As a result of purchasing product from TTTI, the Partnership will be impacted by fluctuations in the cost of those products versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets. The general level of crude oil prices can also have a significant effect on the margins in the crude gathering business. Margins in the Crude Gathering System generally tend to be influenced by competition and the general price level of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges are slightly less competitive when higher crude oil prices result in increased exploration and development. Conversely, when oil prices decrease, margins on the resale of crude oil and transportation charges generally tend to decrease.

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

     The United States Government awarded the Partnership the right to supply 52,510,000 gallons of military aviation fuel for the contract period that begins April 1, 1998 and ends March 31, 1999. The award is for deliveries to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Naval Air Station Fort Worth in Fort Worth, Texas, Fort Hood Military Installation in Killeen, Texas, and E-Systems in Greenville, Texas. The contract is for approximately 51% of the volumes under the prior contract due to the Partnership no longer being considered a small business and thus not being allowed to match the price of the lowest large business. Under the new contract, the prices awarded compared to the base reference price net of transportation for such military aviation fuel improved an average of approximately 2 cents from last year's contract which partially offsets the reduced volumes. See "Partnership Operations and Products."

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

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains refined products inventory in the amount of approximately 5 to 10 days of sales and crude inventory of approximately 10 to 15 days of sales. The Partnership will pay for the refined products 10 days after receipt from TTTI and crude oil feedstock on the 20th of the month following the month in which it is received. As a result, the Partnership's operating cycle is such that there is a lag on when it receives payment for the refined products versus when it pays for such products. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

     Restructuring and Recapitalization Plan. On December 31, 1997, the final phase of the restructuring and recapitalization of the Partnership's debt and equity was completed as described in the Partnership's 1996 consent solicitation. The initial phase called for the execution of documents with the Partnership's previous bank lenders and was completed on August 13, 1996. Effective December 31, 1996, the Unitholders adopted the Amendments to the Partnership Agreement which included conversion of the outstanding preferred units into common units and the cancellation of all preferred and common unit arrearages. As part of the 1996 restructuring plan, the previous lenders converted a portion of their term loan into notes, lowered certain interest rates and credit and loan fees and extended the maturity. Varde Partners, Inc. ("Varde") assumed the rights and obligations of the previous lenders in the Old Bank Debt, BankBoston, N.A. ("BankBoston") subsequently provided the Partnership with a letter of credit facility and a term loan commitment of $21.0 million, and Pride SGP converted two notes into redeemable preferred equity securities. During 1997, 1996 and 1995, the Partnership expensed $613,000, $1,064,000 and $873,000, respectively, related to the restructuring and recapitalization. The Partnership also capitalized $6.6 million of fees and other costs including $3.3 million in noncash fees in 1997 related to the restructuring and recapitalization and has included $1.3 million in prepaid expenses and $5.3 million in deferred financing costs on the December 31, 1997 balance sheet.


     Refinancing of Revolver, Term Loan, Convertible Notes and Letter of Credit Facility. On December 31, 1997, Varde purchased and assumed the lenders' rights and obligations under the Partnership's Old Bank Debt (as defined below). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under the Old Bank Debt, BankBoston refinanced the Partnership's letter of credit and revolver facilities (the "New Revolver") on December 31, 1997 and agreed to fund $21.0 million of term financing at a future date (the "Proposed Term Loan"), in each case for a 5-year term.

     The New Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products, in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the New Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable.

     Though no advances had been drawn under the letter of credit facility at December 31, 1997, the Partnership did have approximately $36.4 million in outstanding letters of credit to cover the letters of credit outstanding with the previous banks. The fee on outstanding letters of credit was 2.75% per annum as of December 31, 1997. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the New Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the New Revolver at December 31, 1997 bore interest at either LIBOR plus 3.25% or prime plus 2%. LIBOR and the prime rate were 5.625% and 8.5%, respectively, at December 31, 1997. The credit agreement evidencing the New Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement.

     If and when funded, the Proposed Term Loan would be expected to be used to refinance a $20.0 million bridge loan held by Varde and to provide an additional $1.0 million for general working capital purposes. The Partnership pays 0.5% per annum for the Proposed Term Loan commitment.

     On December 31, 1997, Varde assumed the rights and obligations of the previous lenders, which equaled $45.8 million and made an additional new loan of $4.7 million ("New Loan") (the "Closing"). As of the Closing, the prior bank debt consisted of
(i) a standby letter of credit facility (the "Old LC Facility"),
(ii) a $12.0 million revolving line of credit, of which $6.9 million was outstanding (the "Old Revolver"), (iii) a $22.0 million term loan (the "Old Term Loan") and (iv) three series of convertible senior secured notes in an aggregate principal amount of $16.8 million (the "Old Convertible Notes," consisting of the "Old Series A Note," the "Old Series B Note" and the "Old Series C Note"). (The Old Revolver, Old Term Loan and Old Convertible Notes are collectively the "Old Bank Debt".) As of the Closing, no advances had been drawn under the Old LC Facility, which had approximately $36.4 million in outstanding letters of credit.
The Managing General Partner and Pride SGP were guarantors of the Old Bank Debt and have guaranteed the Partnership's obligations to Varde and BankBoston. Substantially all of the Partnership's assets were pledged as collateral in connection with the credit agreements, and Pride SGP had pledged its assets at no cost to the Partnership as additional collateral for such debt.

     As a result of Varde's assumption of the Old Bank Debt and the New Loan, Varde holds a term loan of $20.0 million ("A Term Loan"), a term loan of $9.5 million ("B Term Loan"), a term loan of $4.7 million ("C Term Loan") and an unsecured note of $2.5 million ("Subordinate Note A"). The A Term Loan bears interest rates of 11% in the first two years and 13% in the third year, 15% in the fourth and 17% in the fifth year. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except $3,000,000 of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not repaid with borrowings under the Proposed Term Loan or otherwise, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except $3.0 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 397,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually. To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are due December 31, 2002 if the A Term Loan has not been refinanced, otherwise 180 days after the maturity of the Proposed Term Loan, but no later than June 30, 2003 if the A Term Loan has been refinanced. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Accordingly, the Partnership has classified $1.5 million of the A Term Loan as current as of December 31, 1997. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives proceeds related to the DFSC Claim and certain other transactions. See "Legal Proceedings."

     Under the prior credit facility, the Partnership had a $6.5 million standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks and a $42.5 million standby letter of credit facility for the purchase of crude oil. The fee on outstanding standby letters of credit was 1.5% per annum. For the unused portion of the standby letter of credit facility, the fee was 0.5% per annum. Though no advances had been drawn under either facility, the Partnership did have approximately $721,000 and $35.7 million, respectively, in outstanding standby letters of credit at December 31, 1997 which were backed by a letter of credit issued by BankBoston in the same amount. The prior credit agreement also provided, at the banks' discretion, an additional $8.0 million standby letter of credit facility for the purchase of crude oil and other refinery feedstocks. The Partnership had no outstanding letters of credit under such facility as of December 31, 1997.

     During the year ended December 31, 1997, the Partnership had drawn up to approximately $8.5 million on the Revolver and Old Revolver (collectively, the "Revolvers"). The weighted average amount outstanding under the Revolvers was approximately $3.8 million. The weighted average interest rate during the 1997 period for these facilities was approximately 10.0%. During the year ended December 31, 1996, the Partnership had drawn up to approximately $7.3 million on the Old Revolver and $2.0 million on an uncommitted line (the "Uncommitted Line"); the weighted average amount outstanding under the Old Revolver and Uncommitted Line was approximately $1.1 million and $21,000, respectively. The weighted average interest rate during the 1996 period for these facilities was approximately 10.5%.

     Advances under the Old Revolver and Old Term Loan accrued interest at prime plus 1.5% and 2%, respectively, payable monthly. The prime rate was 8.5% as of December 31, 1997. The Old Convertible Notes issued to the lenders under the credit facility consisted of $2.5 million in Convertible Senior Secured Series A Promissory Notes ("Old Note A"), $9.3 million in Convertible Senior Secured Series B Promissory Notes ("Old Note B"), and $5.0 million in Convertible Senior Secured Series C Promissory Notes ("Old Note C"). The Old Convertible Notes accrued interest at prime plus 1% payable monthly.

     The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde will have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DFSC Claim will be used to retire up to $6.0 million of either the A Term Loan or the Proposed Term Loan, whichever is then outstanding, and up to $5.0 million of either the B Term Loan or New Series A Preferred, whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

     At the Closing, certain members of management agreed to invest an aggregate of $2.0 million in the form of a note payable to Varde and will receive a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde will be secured by management's interest in such securities. Any cash yield on management's share of such securities will be paid to Varde as interest, net of applicable federal income tax.

     Other Indebtedness. The Partnership had two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the aggregate principal amount of $2.5 million bearing interest at prime plus 1%. On December 31, 1997, Pride SGP agreed to convert the two notes into redeemable preferred equity securities.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.7 million at December 31, 1997. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $146,000 as current at December 31, 1997.

     The Partnership converted certain non-interest bearing accounts payable to the U. S. Government Defense Fuel Supply Center related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan, payable in monthly installments of $84,000, with a balance of $420,000 at December 31, 1997. The loan bears interest based on the rate set semi-annually by the Secretary of the Treasury. This rate was 6.75% as of December 31, 1997. The Partnership has classified the entire balance as current.

     Conversion of Debt by Pride SGP into Preferred Equity. At the Closing, Pride SGP agreed to convert (i) a $2.0 million note of the Partnership payable to Pride SGP to Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note owed to Pride SGP into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units will be subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Upon funding of the Proposed Term Loan, the maturity will be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003.

     Amendment to Pipeline Lease Agreement. In connection with the Varde transaction, Pride SGP agreed to amend that certain Pipeline Lease Agreement dated March 29, 1990, between Pride SGP and the Partnership to provide that during the term of the Varde indebtedness, the aggregate annual consideration payable by the Partnership for use of the reactivated portion of the pipeline would be capped at $400,000 unless Varde otherwise agreed.

     Varde Equity Participation. At the Closing, Varde received preferred equity securities including $9.3 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.0 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $2.8 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which initially mature December 31, 2002. On funding of the Proposed Term Loan, the maturity date of the preferred equity securities would be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 793,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units.

     Future Stages of the Varde Transaction, Proposed Restructuring. The documentation under which Varde acquired the Old Bank Debt contemplated two possible future transactions. First, if and when the Proposed Term Loan is funded, such proceeds will be used to retire Varde's A Term Loan for $20.0 million and an additional $1.0 million in borrowings will be made available for working capital purposes.

     Second, Varde has proposed an additional restructuring of its investment ("Restructuring") that could further reduce the Partnership's bank debt in connection with the authorization and issuance of new preferred equity, which would in turn be convertible into Common Units, if approved by the unitholders pursuant to a consent solicitation on or before October 1, 1999 (the "Restructuring Consent Solicitation"). Subject to unitholder authorization of additional preferred equity in connection with the Restructuring Consent Solicitation, Varde has agreed to exchange a total of $33.8 million of debt and preferred equity securities composed of $9.5 million of B Term Loan, $4.7 million of C Term Loan, $2.5 million of Subordinate Note A, $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units (including any paid in kind distributions on these instruments) for the following series of newly authorized redeemable preferred equity:

     (i) Nonconvertible preferred equity in the amount of $9.5 million ("New Series A Preferred Units") which includes $500,000 that was Varde's transaction fee for bridging the A Term Loan,

     (ii) Convertible preferred equity in the amount of $2.5 million ("New Series B Preferred Units"), which would be convertible into 10% of the Common Units outstanding, and

     (iii) Convertible preferred equity in the amount of $2.5 million ("New Series C Preferred Units") which would be convertible into an additional 42% of the Common Units outstanding, plus an additional 8% of the Common Units for Varde's account if the A Term Loan continues to be held by Varde.

As part of the proposed Restructuring, Pride SGP will be asked, subject to unitholder approval, to approve the Partnership recapitalization and convert $2.4 million of claims and the Series E Preferred Units and Series F Preferred Units into a total of 7.5% of the outstanding Common Units.

     If all requisite unitholder consents are received and all proposed transactions are consummated, including the restructuring of certain claims of Pride SGP and the authorization and issuance of additional preferred equity, Varde will convert the $33.8 million of debt and equity securities that it holds of the Partnership into $14.5 million of newly authorized equity securities.

     Operations. Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. For the year ended December 31, 1997, cash was provided by a decrease in accounts receivable (resulting from lower crude oil prices and refined product prices) and a decrease in inventories (resulting from the lower inventory levels). This was partially offset by a decrease in accounts payable (resulting from the lower crude oil prices). For the year ended December 31, 1996, cash was provided by increases in accounts payable (resulting from higher crude oil prices). This was partially offset by an increase in inventory (resulting from an increase of volumes on hand) and increases in accounts receivable (resulting from the higher crude oil prices and refined product prices).

     The Partnership is currently not in compliance with certain covenants under its credit agreements with BankBoston and Varde due to the $40.0 million noncash charge for impairment of fixed assets. The Partnership had originally estimated the impairment to be a maximum of $30.0 million and had the covenant set based on that original estimate. As a result of the additional $10.0 million impairment, the Partnership is in violation of certain covenants and obtained waivers.

     The Partnership has incurred recurring operating losses and has working capital and partners' deficiencies. In addition, the Partnership has not historically complied with certain of the financial and performance covenants included in its credit facilities with lenders and management and is not certain whether the Partnership will be able to comply with various financial covenants contained in these credit facilities throughout 1998. Although the Partnership intends to request waivers from such lenders, it is not certain that certain waivers will be granted. Such covenant violations could enable the lenders to notice a default and to accelerate the Partnership's loans with such lenders. The ability of the Partnership to operate in future periods may be adversely affected by these conditions.

     The net loss for the year ended December 31, 1997 increased from December 31, 1996; however, excluding the $41.4 million in costs associated with ceasing refining operations, the loss for December 31, 1997 decreased to $3.7 million as a result of stronger refining margins. This was partially offset by weak crude gathering margins during 1997. Under the new military aviation fuel contract with the U. S. Government which begins April 1, 1998 and ends March 31, 1999, the Partnership will supply approximately 51% of the volumes that it supplied under the contract which began April 1, 1997 and ends March 31, 1998; however, the prices awarded compared to the base reference price net of transportation under this contract are an average of approximately 2 cents per gallon higher than the prices in the previous contract which partially offsets the reduced volumes. Since 1993, the Partnership has been able to achieve continuous reductions in marketing, general and administrative expenses.
The move of the Partnership's corporate offices has resulted in a cost reduction since the beginning of 1995. Also, during 1995, certain initiatives were taken to reduce crude gathering costs.

     The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. The ability to generate profits could be affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via
pipeline.   Though management has and will continue to pursue
options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements, if achieved, will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, management is also reviewing other strategic alternatives including redeployment of its operating assets, possible asset sales and alliances with other companies.

     1996 Amendments. The Amendments to the Agreement of Limited Partnership ("Partnership Agreement") for the Partnership were submitted to the preferred unitholders, common unitholders and the Special General Partner pursuant to a Consent Solicitation Statement dated October 7, 1996 (the "1996 Consent Solicitation"). The Amendments modified the capital structure of the Partnership. Generally, the Amendments provided for the Partnership's Preferred Units and the Partnership's Old Common Units to be treated as a single class of limited partner units with identical rights and privileges, and the elimination of certain existing contingent distribution preferences of the General Partners. The Amendments resulted in the elimination of the respective cumulative distribution arrearages of both the outstanding Preferred and Old Common Units and the elimination of distribution and liquidation preferences attributable to such Preferred Units. The Amendments also provided that the outstanding Old Common Units would be subject to a 1 for 21 reverse unit split.

     The Amendments also included certain other changes to the Partnership Agreement including the terms of certain new redeemable preferred equity securities which were issued to the Partnership's bank lenders in lieu of payment for certain Partnership debt when the Partnership successfully refinanced its existing credit facility with other third party creditors in December 1997.

Capital Expenditures

     Maintenance capital expenditures additions totaled $2.1
million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996.

Year 2000 Compliance

     The Partnership has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Partnership also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Partnership's systems or otherwise impact its operations. The Partnership is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

     The Partnership's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Partnership's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Partnership is well under way with these efforts, which are scheduled to be completed in early 1999. While the Partnership believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Partnership's systems and operations rely will be converted on a timely basis and will not have a material effect on the Partnership. The cost of the Year 2000 initiatives is not expected to be material to the Partnership's results of operation or financial position.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Partnership, together with the report thereon of Ernst & Young LLP, appear on pages F-2 through F-18 of this report. See the Index to Financial
Statements on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None.
                            PART III

Item 10. Directors and Executive Officers of the Partnership

     Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 1997 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     69     Chairman of the Board

Brad Stephens         47     Chief Executive Officer, Treasurer,
                             and Director

D. Wayne Malone       54     President, Chief Operating Officer
                             and Director

Douglas Y. Bech       52     Director

Clark Johnson         52     Director

Robert Rice           75     Director

Craig Sincock         45     Director

Dave Caddell          48     Vice President and General Counsel

George Percival       38     Chief Financial Officer

Judy Sharrow          38     Secretary

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

     Douglas Y. Bech. Mr. Bech became a director of the Managing General Partner in 1993. He is Chairman of Club Regina Resorts, Inc. and the founding partner of Raintree Capital Company, L.L.C., a merchant banking firm. From 1994 to 1997, Mr. Bech was a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., and from 1993 to 1994 he was a partner in the Houston office of Gardere & Wynne, L.L.P. From 1970 to 1993, he was associated with and a senior partner of the law firm of Andrews & Kurth, L.L.P. Mr. Bech is also a director of Wainoco Oil Corporation and Jetfax, Inc. Mr. Bech serves as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

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

     Robert Rice. Mr. Rice became a director of the Managing General Partner in 1990. He is an independent investor and corporate director. He is a director of First Olsen Tankers, Ltd., ATCO Ltd., and Hvide Marine Incorporated. Mr. Rice serves as Chairman of the Audit and Conflicts Committee and as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

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

     George Percival. Mr. Percival, a Certified Public Accountant, came to the Partnership in June, 1990, and has served as Chief Financial Officer since August of 1994. Prior to joining the Partnership, he was with Computer Language Research (d.b.a. Fast-Tax), where he had been the Senior Tax Manager since 1987. Prior to that he was employed by the accounting firms of Coopers & Lybrand (1984 to 1987), and Fox and Company (1981 to
1984).

     Judy Sharrow. Ms. Sharrow has served as Secretary of the Managing General Partner since October 1992. In addition, she is Manager of Investor Relations for the Partnership. Ms. Sharrow has been associated with the Predecessor Companies since 1983.

Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 1997, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under Officers' Compensation is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership. Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units.

     Effective December 31, 1996, the special participation interest of the Special General Partner and the incentive interests of the Managing General Partner were eliminated as a result of the adoption of the Second Amended and Restated Agreement of Limited Partnership. For the year ended December 31, 1997, the Special General Partner did not receive any distributions in respect of the Common Units. The Partnership reimburses the General Partners for all their direct and indirect costs (including general and administrative costs) allocable to the Partnership. See "Certain Relationships and Related Transactions."

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 1997 by the Partnership to the executive officers of the Managing General Partner:
(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE

                                                          Long-Term
                                                         Compensation
                                                         ------------
                                                          Securities
                                                          Underlying
                                                           Options/     All Other
                           Year    Salary       Bonus      UARs <F1>  Compensation<F2>
                           ----   --------     -------   ------------ ------------
Brad Stephens              1997   $225,000     $   -           -          $ 8,800
Chief Executive Officer    1996    225,000         -         56,000         8,500
                           1995    242,000<F3>     -           -            8,000

D. Wayne Malone            1997    225,000         -           -            8,900
Chief Operating Officer    1996    225,000         -         56,000         8,500
                           1995    242,000<F3>     -           -            8,000

Dave Caddell               1997    165,000         -           -            7,300
Vice President/General     1996    165,000         -         32,000         7,300
Counsel                    1995    178,000<F3>     -           -            7,000

George Percival            1997    100,000         -           -            4,000
Chief Financial Officer    1996    100,000      20,000       16,000         4,200
                           1995    100,000      15,000         -            5,000

<F1>
The Partnership implemented a Unit Appreciation Rights Plan under which certain key employees of the Partnership received unit appreciation rights ("UARs").  This column represents the number of UARs granted to each of the officers listed in the table.  See "-
(c) Benefit Plans - Unit Appreciation Rights".  Effective December 31, 1997, the number of
UARs previously granted to the officers was reduced retroactive to December 31, 1996.
<F2>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer and reimbursement of income taxes on certain perquisites.  See "-Benefit Plans -
Section 401(k) Plan" below.
<F3>
Messrs. Stephens, Malone and Caddell received a salary increase on August 1, 1994, from the Board of Directors, but chose to defer such increase.  Such deferred amounts were paid in 1995.

/TABLE

     (c) Benefit Plans. In order to attract, retain and motivate officers and other employees who provide administrative and managerial services, the Partnership provides incentives for key executives and middle managers employed by the Partnership through an Annual Incentive Plan. The Plan provides for certain key executives to share in a bonus pool which varies in size with the Partnership's operating income plus depreciation, calculated after bonus accrual, after payments under the Partnership's unit appreciation plan, and after proceeds of litigation, to the extent not otherwise included in operating income ("Cash Flow"). Provided that Cash Flow exceeds $8 million, the key executive bonus pool includes 8% of an amount equal to the Partnership's first $2 million of Cash Flow in excess of $8 million, plus 12% of the next $4 million of Cash Flow, plus 15% of any Cash Flow in excess of $14 million. The bonus pool for middle managers consists of up to 4% of Cash Flow, provided that Cash Flow exceeds $8 million.

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

     On December 9, 1996, four officers and twelve employees were awarded a total of 293,000 UARs at a grant price of $3.75 per unit. Since the fair market value of the UARs did not exceed the grant price at December 9, 1996, no compensation expense has been accrued. Effective December 31, 1997, the number of UARs was increased to 299,996, reallocated among the officers and employees, and the exercise price was reduced to $1.94 per unit.

(This page should be printed on 11" x 8.5" paper)

                          OPTION/UNIT APPRECIATION RIGHTS ("UARs")
                                GRANTS IN LAST FISCAL YEAR

                                                                      Potential
                                                                  Realizable Value
                                                                      at Assumed
                                                                   Annual Rates of
                                                               Unit Price Appreciation
                    Individual Grants                              for UAR Term<F1>
______________________________________________________________  ____________________
                 Number of
                 Securities  % of Total
                 Underlying  Options/UARs
                   Options/  Granted to   Exercise
                     UARs    Employees    of Base
                   Granted   In Fiscal     Price    Expiration
Name                 (#)       Year       ($/Unit)     Date      5%($)    10%($)
_______________    _______   __________   ________  __________ ________  _________
Brad Stephens      56,000       19%       $  1.94    12/09/06   $68,000   $173,000

D. Wayne Malone    56,000       19%          1.94    12/09/06    68,000    173,000

Dave Caddell       32,000       11%          1.94    12/09/06    39,000     99,000

George Percival    16,000        5%          1.94    12/09/06    20,000     49,000

<F1>
Assumes Messrs. Stephens, Malone, Caddell and Percival exercised such UARs at the end of two years when they become fully vested.  The plan allows an individual the right to
exercise such UARs at any time after becoming fully vested through the year 2006.

/TABLE

As of December 31, 1997, two-thirds of the officer and employee
UARs could be exercised, however, none were exercised. The rights will fully vest on December 31, 1998.

     A one-time award of 70,000 UARs was made in 1996 to non-employee directors at a grant price of $3.75. Effective December 31, 1997, the exercise price was reduced to $1.94 per unit. At December 31, 1997, the non-employee directors' UARs were fully vested, however, none were exercised.

     Section 401(k) Plan.  Participants in the Partnership's
Section 401(k) Plan (formerly the Employees' Pension Plan) may make contributions to such plan in amounts ranging from 1% to 15% of their salary. The Partnership will make mandatory contributions each year in an amount equal to 3% of compensation and will match dollar for dollar up to 3% of an employee's contribution depending on the Partnership's cash flow for such year. The employee's contribution to the plan may not exceed the limitation as outlined under Internal Revenue Code section 402(g). The Partnership's contributions under the Section 401(k) Plan will vest over a seven-year period, subject to immediate vesting upon retirement. The Summary Compensation Table above includes amounts contributed to the plan by the Partnership on behalf of the four most highly compensated executive officers in the column titled "All Other Compensation."

     The Partnership also has in effect, for the benefit of its employees, a Long-term Disability Plan, a Safety Incentive Plan, Accidental Death and Dismemberment Insurance, Life Insurance, Group Hospitalization Insurance, Dental Plan, Cancer Plan, Medical Reimbursement Plan and Dependent Care Plan.

     (d) Compensation of Directors. The Chairman of the Managing General Partner receives an annual retainer of $42,000, $2,000 for each board meeting attended and is reimbursed for travel and
lodging expenses incurred to attend board meetings.   Members of
the board of directors of the Managing General Partner receive an annual retainer of $12,000, $2,000 for each board meeting attended and are reimbursed for travel and lodging expenses incurred to attend board meetings. Dave Caddell, an advisor to the Board of Directors of the Managing General Partner, receives an annual retainer of $12,000, $2,000 for each board meeting attended and is reimbursed for travel and lodging expenses to attend board meetings. Directors have also received UARs as discussed under Benefit Plans.

Item 12. Security Ownership of Certain Beneficial Owners and

         Management

a)  Security Ownership of Certain Beneficial Owners as of
    February 28, 1998.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of February 28, 1998. All of such securities are held directly.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        James B. Stovell             930,000    18.8%
                    Mountain Lake
                    Lake Wales, FL   33859

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601

Common Units        Pride SGP, Inc.              317,000     <F1>
                    1209 North Fourth Street
                    Abilene, TX   79601

Common Units        Varde Partners, Inc.       2,670,000     <F2>
                    3600 West 80th Street
                    Suite 225
                    Minneapolis, MN   55431

[FN]
<F1>
At the Closing, Pride SGP agreed to convert certain indebtedness into a Series E Cumulative Convertible Preferred Unit which is convertible into 317,000 Common Units. If converted as of December 31, 1997, such 317,000 Common Units would represent 4.0% of the 7,937,000 potentially outstanding Common Units as a result of the conversion of all convertible securities. See "Financial Condition -Financial Resources and Liquidity - Conversion of Debt by Pride SGP into Preferred Equity."
<F2>
At the Closing, Varde received preferred equity securities including $9.3 million of Series B Cumulative Convertible Preferred Units and $5.0 million of Series C Cumulative Convertible Preferred Units. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 793,000 Common Units, respectively. Additionally, Varde purchased and assumed the Old Series A Note from the previous lenders which was converted to the Subordinate Note A. The Subordinate Note A is convertible into 397,000 Common Units. If all such securities were converted as of December 31, 1997, such 2,670,000 Common Units could represent 33.6% of the 7,937,000 potentially outstanding Common Units as a result of the conversion of all convertible securities. See "Financial Condition - Financial Resources and Liquidity - Varde Equity Participation."

b)  Security Ownership of Management

     The following table sets forth certain information, as of February 28, 1998, concerning the beneficial ownership of Common Units by each director of the Managing General Partner and by all directors and officers of the Managing General Partner as a group.
                                               Percentage of
Name              Number of Common Units<F1>       Class
____              ______________________       _____________

E. Peter Corcoran         64,100                    1.3%
Brad Stephens              1,100                    <F2>
D. Wayne Malone            4,135                    <F2>
Douglas Y. Bech              300                    <F2>
Clark Johnson                 -                      -
Robert Rice                3,000                    <F2>
Craig Sincock                 -                      -
Dave Caddell               1,000                    <F2>
George Percival               -                      -
Judy Sharrow                  -                      -
                          ------                   -----
All directors and officers
as a group                73,635                    1.5%
(10 persons)

[FN]
<F1>
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.
<F2>
Each of these directors of the Managing General Partners owned beneficially, as of February 28, 1998, less than 1% of the Common Units outstanding on such date.

     The foregoing does not include any Common Units which would be obtained by those members of management as a consequence of their purchase of an interest from Varde in the B Term Note, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. See "Financial Condition - Financial Resources and Liquidity - Refinancing of Revolving Term Loan, Convertible Notes and Letters of Credit Facility."

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

     Effective March 30, 1990, the Partnership entered into an agreement with Pride SGP to lease certain pipeline segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services is currently estimated to be approximately $250,000 annually. In addition, the Partnership pays the taxes, insurance, etc. The Partnership also agreed to pay Pride SGP $0.20 per barrel additional rental on the Hearne to Comyn segment of the pipeline which was activated in August 1992. For the year ended December 31, 1997, the Partnership transported 10,671 BPD of high quality crude oil to the Refinery through this pipeline. For the years ended December 31, 1997, 1996, and 1995, rentals accruing to Pride SGP were approximately $788,000, $919,000, and $873,000, respectively, for the lease of the pipeline. For the periods between August 1995 through November 1996 and March 1997 through December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Approximately $1,846,000 and $1,201,000 are included in other long-term liabilities at December 31, 1997 and December 31, 1996, respectively, related to unpaid rentals. On December 31, 1997, the lease was amended to reduce the rental to a maximum of $400,000 annually as long as certain debt is outstanding. The lease agreement with Pride SGP was not entered into on an arm's-length basis. The original rent under the lease was determined based on the revenue generated from an expected throughput of 20,000 BPD. While management is not able to determine whether the terms of the agreement are comparable to those which could have been obtained by unaffiliated parties, management believes such terms are fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which, as discussed under "Business and Properties -- Partnership Operations and Products -- Crude Oil Gathering Operations," currently enables the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners. In addition, management believes the value of the leased segment of the Comyn pipeline system has increased with the development of the Austin Chalk formation in South Central Texas and the increasing need for crude oil transportation in that area.

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

     During the period from January 1, 1996 through July 19, 1996 and the year ended December 31, 1995, the Partnership sold approximately $3.8 million and $4.0 million, respectively, of refined product to Dunigan Fuels. Mike Dunigan was a minority shareholder of Dunigan Fuels and is also a beneficiary of two trusts that own stock in Pride SGP. On July 19, 1996, Dunigan Fuels was sold to a third party; therefore, Dunigan Fuels is no longer considered to be a related party to the Partnership.

     The Partnership utilizes a plane from time to time, as needed, on a per hour market rate basis from an entity controlled by Messrs. Malone and Stephens, officers of the Managing General Partner. Payments to this entity totaled approximately $83,000, $62,000 and $72,000 during 1997, 1996 and 1995, respectively.

     The Partnership leases property from a relative of Mr.
Stephens. Lease payments related to this property were approximately $38,000 in 1997, and $36,000 during both 1996 and 1995.

     Firms associated with Mr. Bech, a current director of the Managing General Partner, were paid $55,000, $208,000 and
$155,000 for legal services during 1997, 1996 and 1995, respectively.

     Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2.5 million, and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning in the latter part of 1995, the Partnership ceased making interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. Accrued interest payable at December 31, 1997 and 1996 was $548,000 and $320,000, respectively. On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2.0 million and the Series F Preferred Units of $450,000. The Series E Preferred Units are convertible into 317,000 Common Units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

     At the Closing, certain members of management agreed to invest an aggregate of $2.0 million in the form of a note payable to Varde and will receive a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde will be secured by management's interest in such securities. Any cash yield on management's share of such securities will be paid to Varde as interest, net of applicable federal income tax.

     Varde has proposed additional restructuring of its investment, subject to receipt of required consents and the authorization and issuance of additional preferred equity and consummation of all proposed transactions, that could give Varde (and management through the participation discussed above) the collective right to receive a total of up to 52% of the Partnership's Common Units provided BankBoston funds the Proposed Term Loan. Otherwise, Varde (and management through the participation discussed above) would have the collective right to receive a total of up to 60% of the Partnership's Common Units subject to receipt of required consents and the authorization and issuance of additional preferred equity and consummation of all proposed transactions. See "Management's Discussion and Analysis of Operations and Financial Condition - Financial Resources and Liquidity - Future Stages of the Varde Transaction, Proposed Restructuring."
                             PART IV


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

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 1997:

     The Partnership filed Form 8K on January 15, 1998 related to the assumption by Varde of the Old Bank Debt and the refinancing by BankBoston of the Partnership's letter of credit facility on December 31, 1997.

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



DATED:  March 31, 1998

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

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

E. Peter Corcoran     Chairman and Director        March 31, 1998

Brad Stephens         Chief Executive Officer,     March 31, 1998
                      Treasurer, and Director

D. Wayne Malone       President, Chief Operating   March 31, 1998
                      Officer, and Director

Douglas Y. Bech       Director                     March 31, 1998

Clark Johnson         Director                     March 31, 1998

Robert Rice           Director                     March 31, 1998

Craig Sincock         Director                     March 31, 1998

Dave Caddell          Vice President and           March 31, 1998
                      General Counsel

George Percival       Chief Financial Officer      March 31, 1998
                      (Principal Financial Officer)

Judy Sharrow          Secretary                    March 31, 1998

Bob Lee               Controller (Principal        March 31, 1998
                      Accounting Officer)
        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors of the
   Managing General Partner

We have audited the accompanying balance sheets of Pride
Companies, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital
(deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP

Fort Worth, Texas
February 18, 1998, except for
  Note 4, as to which the
  date is April 15, 1998

                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                  At December 31, 1997 and 1996
               (In thousands, except unit amounts)

                                             1997         1996
                                             ____         ____
ASSETS
CURRENT ASSETS
   Cash and cash equivalents               $   5,008    $     472
   Accounts receivable, less allowance
     for doubtful accounts of $59 and
     $142, respectively--Note 6               14,543       18,163
   Inventories--Note 2                        13,036       19,171
   Prepaid expenses                            2,096        1,286
                                            --------     --------
   TOTAL CURRENT ASSETS                       34,683       39,092

PROPERTY, PLANT AND EQUIPMENT, net--Note 3    47,588       99,554

ASSETS NO LONGER USED IN THE
BUSINESS--Note 3                               7,353           -

DEFERRED FINANCING COSTS--Note 1               5,254           -

OTHER ASSETS                                     403        1,070
                                            --------     --------
                                            $ 95,281     $139,716
                                            ========     ========
LIABILITIES AND PARTNERS'
   CAPITAL (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                         $ 26,670     $ 32,316
   Accrued payroll and related
     benefits--Note 1                          1,870        1,498
   Accrued taxes                               3,323        4,805
   Other accrued liabilities--Note 1           2,811        1,774
   Current portion long-term debt--Note 4      2,084        6,516
                                            --------     --------
   TOTAL CURRENT LIABILITIES                  36,758       46,909

LONG-TERM DEBT, including $2,450
   at December 31, 1996 to a related
   party--Note 4                              41,087       50,417

DEFERRED INCOME TAXES--Note 1                  2,405        2,590

OTHER LONG-TERM LIABILITIES--Note 1           10,935       10,202

COMMITMENTS AND CONTINGENCIES--Note 5

REDEEMABLE PREFERRED EQUITY, including
   $2,450 at December 31, 1997 to a
   related party--Note 8                      19,529           -

PARTNERS' CAPITAL (DEFICIENCY)
   Common Units (5,275,000 units
      authorized and 4,950,000 units
      outstanding)--Notes 4 and 9            (14,656)      29,474

   General partners' interest                   (777)         124
                                            --------     --------
                                            $ 95,281     $139,716
                                            ========     ========

See accompanying notes.
/TABLE

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
          Years ended December 31, 1997, 1996 and 1995
             (In thousands, except per unit amounts)
                                            1997        1996       1995
                                            ____        ____       ____
Revenues--Note 6:
   Refinery and Products System          $ 277,179   $ 294,328   $ 235,136
   Crude Gathering System                  494,155     597,425     527,212
   Intrasystem and other                  (236,437)   (276,550)   (201,735)
                                          --------    --------    --------
                                           534,897     615,203     560,613
Cost of sales and operating expenses,
   excluding depreciation--Note 7          516,145     596,841     543,425
Refinery closure costs--Note 1              41,396          -           -
Marketing, general and administrative
   expenses--Note 7                          8,955      10,111      10,274
Depreciation                                 6,872       6,976       7,006
                                          --------    --------    --------
   OPERATING INCOME (LOSS)                 (38,471)      1,275         (92)

Other income (expense):
   Interest expense                         (5,316)     (5,808)     (6,575)
   Credit and loan fees                     (1,952)     (2,109)     (2,172)
   Other - net                                 564         179         175
                                          --------    --------    --------
                                            (6,704)     (7,738)     (8,572)
                                          --------    --------    --------
   LOSS BEFORE INCOME TAXES                (45,175)     (6,463)     (8,664)

Income tax benefit                             144          48          47
                                          --------    --------    --------
   NET LOSS                              $ (45,031)  $  (6,415)  $  (8,617)
                                          ========    ========    ========
Before Conversion (Note 9):
  Basic and diluted net loss per Unit:
     Preferred Units                            -    $   (0.63)  $   (0.85)
     Old Common Units                           -    $   (0.63)  $   (0.85)

After Conversion (Note 9):
  Basic and diluted earnings per
  Common Unit:
    Net loss per Common Unit             $  (8.92)   $   (1.27)  $   (1.71)

Numerator:
  Net loss                                (45,031)      (6,415)     (8,617)
  2% general partner interest                (901)        (128)       (172)
  Preferred dividends                          -            -           -
  Numerator for basic and diluted
    earnings per unit                     (43,230       (6,287)     (8,445)

Denominator:
  Denominator for basic and diluted
  earnings per unit before conversion:
     Preferred Units                           -         4,700       4,700
     Old Common Units                          -         5,250       5,250
  Denominator for basic and diluted
  earnings per unit after conversion:
     Common Units                           4,950        4,950       4,950


See accompanying notes.
/TABLE

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1997, 1996 and 1995
                              (In thousands)
                                                       General
                               Preferred     Common    Partners'
                                 Units       Units     Interest     Total
                               ---------   ---------   ---------   -------
Balance at December 31, 1994   $  21,729   $  22,476   $    425    $44,630

Net loss                          (3,990)     (4,454)      (173)    (8,617)
                               ---------   ---------   --------     ------
Balance at December 31, 1995      17,739      18,022        252     36,013

Net loss                          (2,970)     (3,317)      (128)    (6,415)
Conversion of Preferred Units
  into Common Units              (14,769)     14,769         -          -
                               ---------   ---------   --------     ------
Balance at December 31, 1996          -       29,474        124     29,598

Net Loss                              -      (44,130)      (901)   (45,031)
                               _________   _________   ________    _______
Balance at December 31, 1997  $       -    $ (14,656)  $   (777)  $(15,433)
                               =========    ========   =========  ========

See accompanying notes.
/TABLE

                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1997, 1996 and 1995
                              (In thousands)
                                           1997        1996          1995
                                           ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $(45,031)   $  (6,415)   $  (8,617)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Noncash charges(credits) to earnings:
       Depreciation                        6,872        6,976        7,006
       Retirement of property,
         plant and equipment                 220           -            -
       Deferred tax benefit                 (185)        (128)        (109)
       Asset impairment                   40,000           -            -
       (Gain) loss on sale of property,
          plant and equipment               (319)         (40)          11
     Net effect of changes in:
       Accounts receivable                 3,620       (1,958)       1,095
       Inventories                         6,135       (4,923)       3,419
       Prepaid expenses                      506          320          262
       Accounts payable and other
         long-term liabilities            (5,667)       7,566        3,223
       Accrued liabilities                   (73)         226         (255)
                                         -------      -------      -------
         Total adjustments                51,109        8,039       14,652
                                         -------      -------      -------
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES                              6,078        1,624        6,035

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment                              (2,087)      (1,944)      (1,224)
  Proceeds on sale of property,
   plant and equipment                       450           61          262
  Other                                      144           13           68
                                         -------      -------      -------
   NET CASH USED IN INVESTING ACTIVITIES  (1,493)      (1,870)        (894)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
   facilities                            134,919       47,799       45,706
  Payments on debt and credit
   facilities                           (132,452)     (47,366)     (50,496)
  Deferred financing costs                (2,516)          -            -
  Other                                       -            (3)         (98)
                                         -------      -------     --------
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                      (49)         430       (4,888)
                                         -------      -------     --------
   NET INCREASE IN CASH AND
   CASH EQUIVALENTS                        4,536          184          253

  Cash and cash equivalents at beginning
   of the period                             472          288           35
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                       $  5,008    $     472    $     288
                                        ========     ========     ========

See accompanying notes.
/TABLE

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations: Pride Companies, L.P., a Delaware limited partnership (the "Partnership"), owns and operates a crude oil gathering system, that gathers, transports, resells and redelivers crude oil in the Texas and New Mexico markets and certain integrated products pipelines and terminals. The Partnership also owns a modern simplex petroleum refinery facility which was mothballed on March 22, 1998 (see "Property, Plant and Equipment and Assets No Longer Used in the Business" below). Under an agreement with Texaco Trading and Transportation, Inc. ("TTTI"), the Partnership will begin purchasing refined products from TTTI in April 1998 ("TTTI Supply Agreement") to market through the Partnership's existing terminals. Prior to 1998, the Partnership's operations were considered a single industry segment -- the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the crude oil gathering system was to supply the refinery with crude oil. In that connection, it purchased and resold crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations to be used as feedstock for the refinery. In connection with the TTTI Supply Agreement and the mothballing of the refinery, the crude oil gathering system will primarily market crude oil to other refineries and the Partnership will now operate two separate and distinct industry segments, the crude gathering system segment and the marketing and products pipeline segment. The crude gathering system consists of a series of gathering lines and a fleet of trucks which transport crude into third party pipelines and into the system's primary asset, a common carrier pipeline. The products pipelines consisted of two products pipelines that originated at the refinery and terminated at two of the Partnership's marketing terminals. In connection with the mothballing of the refinery, the products pipeline that extends from the refinery to the Aledo terminal was idled since TTTI's pipeline connects with the Aledo terminal. The Partnership's operations are conducted primarily in the State of Texas.
     Pride SGP, Inc. ("Pride SGP") serves as special general partner of the Partnership and owns a 0.1% general partner interest and an approximate 4.9% limited partner interest as of December 31, 1997. Pride Refining, Inc. serves as the managing general partner of the Partnership and owns a 1.9% general partner interest (the "Managing General Partner"). In accordance with the Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     The financial statements of the Partnership include all of its majority owned subsidiaries including limited partnership interests where the Partnership has significant control through related parties. All significant intercompany transactions have been eliminated and minority interest has been provided where applicable.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating Environment and Adverse Financial Condition: The Partnership's operations have generated losses in each of the last seven years, current ratios of less than one to one in each of the last five years and a partners' deficiency at December 31, 1997. In addition, the Partnership has not complied with certain covenants of its credit facilities with lenders and current projections indicate that the Partnership will be unable to comply with certain other covenants of its credit facilities with lenders in 1998. The ability of the Partnership to operate in future periods may be adversely affected by these conditions. Management believes this situation to be significant and has taken certain actions and is in the process of taking further action to alleviate these conditions. The success of these actions is not known at this time. In the event of the unsuccessful execution of these actions and the unfavorable outcome of the above conditions, the recoverability and classification of assets and the amounts and classification of liabilities may differ from that presented in the financial statements.
     The Partnership's operating results are primarily a result of depressed refining margins. Crude gathering volumes also decreased in each of the last four years. The net loss for the year ended December 31, 1997 increased from December 31, 1996; however, excluding the $41,396,000 in "refinery closure costs" (see Statement of Operations), the loss for December 31, 1997 decreased to $3,635,000 as a result of stronger refining margins partially offset by weak crude gathering margins during 1997.
The $41,396,000 in refinery closure costs included a $40,000,000 noncash charge for impairment of certain refinery fixed assets, $1,750,000 related to the closure of the refinery and related severance costs, and $367,000 related to the writeoff of certain refinery assets offset by $721,000 in accruals that were reversed since the refinery is being mothballed. Of the $1,750,000, $1,200,000 and $550,000 was included in the balance sheet under "Other accrued liabilities" and "Accrued payroll and related benefits," respectively. Under the new military aviation fuel contract with the U. S. Government which begins April 1, 1998 and ends March 31, 1999, the Partnership will supply approximately 51% of the volumes that it supplied under the contract which began April 1, 1997 and ends March 31, 1998; however, the prices awarded compared to the base reference price net of transportation under this contract are an average of approximately 2 cents per gallon higher than the prices in the previous contract which partially offsets the reduced volumes. Since 1993, the Partnership has been able to achieve continuous reductions in marketing, general and administrative expenses.
The move of the Partnership's corporate offices has resulted in a cost reduction since the beginning of 1995. Also, during 1995, certain initiatives were taken to reduce crude gathering costs.
     The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. The ability to generate profits could be affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via
pipeline.   Though management has and will continue to pursue
options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements, if achieved, will be gradual, in many cases, will take sustained periods of time to implement in order to achieve profitability and cannot be assured. As a result, management is also reviewing other strategic alternatives including redeployment of its operating assets, possible asset sales and alliances with other companies.

Restructuring and Recapitalization Plan: On December 31, 1997, the final phase of the restructuring and recapitalization of the Partnership's debt and equity was completed as described in the Partnership's 1996 consent solicitation dated October 7, 1996. The initial phase called for the execution of documents with the Partnership's previous bank lenders and was completed on August 13, 1996. Effective December 31, 1996, the Unitholders adopted amendments to the Partnership Agreement which included conversion of the outstanding preferred units into common units and the cancellation of all preferred and common unit arrearages. As part of the 1996 restructuring plan, the previous lenders converted a portion of their term loan into notes, lowered certain interest rates and credit and loan fees and extended the maturity. Varde Partners, Inc. ("Varde") assumed the rights and obligations of the previous lenders in the Old Revolver, the Old Term Loan and the Old Convertible Notes (collectively "Old Bank Debt") (see Note 4), BankBoston, N.A. ("BankBoston") subsequently provided the Partnership with a letter of credit facility and a commitment for a term loan of $21,000,000, and Pride SGP converted two notes into redeemable preferred equity securities (see Note 4) (the "Closing"). During 1997, 1996 and 1995, the Partnership expensed $613,000, $1,064,000 and $873,000, respectively, related to the restructuring and recapitalization. The Partnership also capitalized $6,571,000 of fees and other costs including $3,257,000 in noncash fees in 1997 related to the restructuring and recapitalization and has included $1,317,000 in "Prepaid expenses" and $5,254,000 in "Deferred financing costs" on the December 31, 1997 balance sheet.

Varde Transaction: In addition to the assumption by Varde of the prior bank debt, Varde loaned the Partnership an additional $4,693,000 for working capital purposes (the "New Loan"), including fees and costs associated with the restructuring and recapitalization. After completion of the restructuring and recapitalization, Varde held the following securities, in order of seniority:
   (i) Series A Term Loan ("A Term Loan") maturing December 31, 2002, representing the first $20,000,000 of Varde's investment, which is subject to repayment as early as April 1998 with borrowings under the Proposed Term Loan (see Note 4),
   (ii) Series B Term Loan ("B Term Loan") maturing December 31, 2002 in the amount of $9,500,000, which represents certain of the amounts paid to the banks to purchase the Old Bank Debt plus the amount of the New Loan and a transaction fee of $500,000 for bridging the A Term Loan,
   (iii) Series C Term Loan ("C Term Loan") maturing December 31, 2002 in the amount of $4,689,000 which represents Old Bank Debt that is not represented by any other security held by Varde,
   (iv) Series A Unsecured Loan ("Subordinate Note A") in the amount of $2,500,000 maturing December 31, 2002, representing the conversion of the Old Series A Note (see Note 4) in accordance with the 1996 consent solicitation,
   (v) Series B Cumulative Convertible Preferred Units ("Series B Preferred Units") in the amount of $9,322,000, representing the conversion of the Old Series B Note (see Note 4) in accordance with the 1996 consent solicitation, which Series B Preferred Units are subject to mandatory redemption at December 31, 2002,
   (vi) Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") in the amount of $5,000,000, representing the conversion of the Old Series C Note (see Note 4) in accordance with the 1996 consent solicitation, which Series C Preferred Units are subject to mandatory redemption at December 31, 2002, and
   (vii) Series D Cumulative Preferred Units ("Series D Preferred Units") in the amount of $2,757,000 issued as a result of the increase in the purchase price of the Old Bank Debt, which Series D Preferred Units are subject to mandatory redemption at December 31, 2002.
Upon funding of the Proposed Term Loan (see Note 4), the maturity of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units will be extended 180 days after the maturity date of the Proposed Term Loan, but no later than June 30, 2003.
     At the Closing, certain members of management agreed to invest an aggregate of $2,000,000 in the form of a note payable to Varde and will receive a one-third economic non-directive interest in $6,000,000 of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde will be secured by Management's interest in such securities. Any cash yield on Management's share of such securities will be paid to Varde as interest, net of applicable federal income tax.
     The documentation under which Varde acquired the Old Bank Debt contemplated two possible future transactions. First, if and when the Proposed Term Loan is funded, such proceeds will be used to retire Varde's A Term Loan for $20,000,000 and an additional $1,000,000 in borrowings will be made available for working capital purposes.
     Second, Varde has proposed an additional restructuring of its investment ("Restructuring") that could further reduce the Partnership's bank debt in connection with the authorization and issuance of new preferred equity, which would in turn be convertible into Common Units, if approved by the unitholders pursuant to a consent solicitation on or before October 1, 1999 (the "Restructuring Consent Solicitation"). Subject to unitholder authorization of additional preferred equity in connection with the Restructuring Consent Solicitation, Varde has agreed to exchange a total of $33,768,000 of debt and preferred equity securities composed of $9,500,000 of B Term Loan, $4,689,000 of C Term Loan, $2,500,000 of Subordinate Note A, $9,322,000 of Series B Preferred Units, $5,000,000 of Series C Preferred Units and $2,757,000 of Series D Preferred Units (including any paid in kind distributions on these instruments) for the following series of newly authorized redeemable preferred equity:
     (i) Nonconvertible preferred equity in the amount of $9,500,000 ("New Series A Preferred Units") which includes $500,000 that was Varde's transaction fee for bridging the A Term Loan,
    (ii) Convertible preferred equity in the amount of $2,500,000 ("New Series B Preferred Units"), which would be convertible into 10% of the Common Units outstanding, and
   (iii) Convertible preferred equity in the amount of $2,500,000 ("New Series C Preferred Units") which would be convertible into an additional 42% of the Common Units outstanding, plus an additional 8% of the Common Units for Varde's account if the A Term Loan continues to be held by Varde.
As part of the proposed Restructuring, Pride SGP will be asked, subject to unitholder approval, to approve the Partnership recapitalization and convert $2,394,000 of claims and the Series E Preferred Units and Series F Preferred Units (see Note 8) into a total of 7.5% of the outstanding Common Units.
     If all requisite unitholder consents are received and all proposed transactions are consummated, including the restructuring of certain claims of Pride SGP and the authorization and issuance of additional preferred equity, Varde will convert the $33,768,000 of debt and equity securities that it holds of the Partnership into $14,500,000 of newly authorized equity securities.
     The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost.
The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received related to the claim against the Defense Fuel Supply Center will be used to retire up to $6,000,000 of either the A Term Loan or the Proposed Term Loan (see Note 4), whichever is then outstanding, and up to $5,000,000 of either B Term Loan or New Series A Preferred Units, whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

Revenue Recognition: Revenue is recognized from the sale of crude oil and refined products at the time of delivery to the customer. Transportation fees are recognized when the crude oil or products are delivered to the contracted destination.

Net Loss Per Unit: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Partnership's fiscal quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Basic net income (loss) per common unit is computed using the weighted average number of common units outstanding. Diluted net income per unit is computed by adjusting the primary units outstanding and net income for the potential effect of the conversion of the Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series E Preferred Units (see Note 8) outstanding during the period and the elimination of the related interest and dividends and the potential effect of the exercise of officers' and employees' unit appreciation rights. When the effect of including the conversion of the convertible preferred equity and the exercise of unit appreciation rights on basic or diluted net income (loss) per unit is antidilutive, as is the case for the year ended December 31, 1997, they are not included in the calculation of diluted net income (loss) per unit.

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

Property, Plant and Equipment and Assets No Longer Used In
Business: Property, plant and equipment is stated at cost or at the carryover basis of the Partnership's predecessor which was historical cost. Depreciation is computed by the straight-line method for financial reporting purposes based upon the estimated useful lives of the various assets (see Note 3).
     Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for the years ended December 31, 1997, 1996 and 1995 was $4,058,000, $4,115,000 and $3,539,000, respectively.
     Assets no longer used in business are stated at fair market value. During 1997, the Partnership announced plans to mothball the refinery in the first quarter of 1998; however, some refinery assets will still be used in connection with the TTTI Supply Agreement. Accordingly, the Partnership evaluated the ongoing value of the refinery assets that would no longer be used in the business in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Based on this evaluation, the Partnership determined that assets with a carrying amount of $47,353,000 were impaired and wrote them down by $40,000,000 to their fair value. Fair value was based on independent appraisals discounted at a market rate of interest.

Other Long-Term Liabilities: In connection with its crude gathering system operations, as first purchaser of crude oil the Partnership makes distributions of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners are unclear or the owners cannot be located for long periods of time. When such is the case, the Partnership retains the liability for the payments until the ownership interest is clarified or the owners located, at which time payment is made. When an owner cannot be located, state statutes generally require that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and classified as current accounts payable, with the remainder classified as other long-term liabilities. At December 31, 1997 and 1996, other long-term liabilities included $8,541,000 and $8,680,000, respectively, related to these interest owners.
     Also included in other long-term liabilities is payables to Pride SGP for accrued interest and accrued pipeline rentals. At December 31, 1997 and 1996, other long-term liabilities included $2,394,000 and $1,522,000, respectively, related to these accruals.

Income Taxes and Deferred Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself. The Partnership's tax bases in assets and liabilities (other than Pride Borger, Inc. ("Pride Borger")) are greater than the bases for financial reporting purposes by approximately $19,000,000 at December 31, 1997. The taxable loss reported by the Partnership for the year ended December 31, 1997 is $11,983,000. The major reconciling items between financial income and taxable income reported are the impairment of fixed assets ($40,000,000) and the difference in cost of goods sold due to inventory methods ($5,544,000).
     The Partnership has two corporate subsidiaries, Pride Borger and Pride Marketing of Texas, Inc., which are separate taxable entities. As separate taxable entities, Pride Borger's and Pride Marketing of Texas' operating results are subject to federal income taxes. The carryover tax bases of certain pipeline assets acquired by Pride Borger in 1994 were significantly less than the purchase price. As a result, a deferred tax liability was established in the accounting records of Pride Borger as part of the purchase price allocation. At December 31, 1997 and 1996, deferred income taxes were $2,405,000 and $2,590,000, respectively.

Retirement Plan: The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation. The Partnership's contributions vest over a seven year period, subject to immediate vesting upon retirement. Retirement plan expense for the years ended December 31, 1997, 1996 and 1995 was $209,000, $217,000 and $485,000, respectively.

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

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value. The fixed interest rates associated with substantially all the Partnership's long-term debt, and the rates associated with standby letters of credit approximate current market rates. As a result, management believes that the carrying amount of the Partnership's credit facilities approximate fair value.
     A portion of the Partnership's debt is at stated rates below current market rates. This includes the notes, in the original principal amounts of $6,000,000 and $2,400,000, discussed in Note
4. The carrying amount of such debt at December 31, 1997 is $6,127,000 and the estimated fair value is $5,897,000. The fair value is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements.

Statements of Cash Flows: For purposes of the statements of cash flows, management considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Changes in Presentation: Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE 2--INVENTORIES

     At December 31, inventories consist of (in thousands):

                                                  1997         1996
                                                -------      -------
     Crude oil                                 $  8,388     $ 14,543
     Refined products and blending materials      6,473       12,002
                                                -------      -------
                                                 14,861       26,545
     LIFO reserve                                (2,837)      (8,381)
                                                -------      -------
     Petroleum inventories                       12,024       18,164
     Spare parts and supplies                     1,012        1,007
                                                -------      -------
                                               $ 13,036     $ 19,171
                                                =======      =======

     At December 31, 1997 and 1996, petroleum inventories valued using the LIFO method were less than current cost determined using the FIFO method by $2,837,000 and $8,381,000, respectively.


NOTE 3--PROPERTY PLANT AND EQUIPMENT AND ASSETS NO LONGER USED IN
THE BUSINESS

     A summary of property, plant and equipment at December 31 follows (in thousands):
                                                                Estimated
                                                                  Useful
                                          1997        1996        Lives
                                        --------     -------    ----------
Refinery and related facilities         $  6,602    $ 71,006    4-30 years
Pipelines and related facilities          46,668      52,387    5-30 years
Transportation and terminal equipment      9,913       9,940     3-5 years
Marketing facilities and equipment         1,202       1,202     3-5 years
Administrative facilities and equipment    1,908       1,855     2-5 years
Construction-in-progress                     960         388
                                         -------     -------
                                          67,253     136,778
Less accumulated depreciation             19,665      37,224
                                         _______     _______
                                        $ 47,588    $ 99,554
                                         =======     =======

In connection with the mothballing of the refinery, certain assets, net of accumulated depreciation, have been written down to fair market value (see
Note 1) and reclassified in the balance sheet from "Property, Plant and Equipment" to "Assets No Longer Used in the Business."


NOTE 4--DEBT AND CREDIT FACILITIES

     As previously mentioned (see Note 1) Varde purchased and assumed the lenders' rights and obligations under the Partnership's Old Bank Debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under the Old Bank Debt, BankBoston refinanced the Partnership's letter of credit and revolver facilities (the "New Revolver") on December 31, 1997 and agreed to fund certain term financing at a future date (the "Proposed Term Loan"), in each case for a 5-year term.
     The New Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products, in an aggregate amount not to exceed $65,000,000, with a sublimit of $10,000,000 for direct cash borrowings for general working capital purposes. Amounts available under the New Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The borrowing base at December 31, 1997 was $6,377,000.
     Though no advances had been drawn under the letter of credit facility at December 31, 1997, the Partnership did have approximately $36,430,000 in outstanding letters of credit to cover the letters of credit outstanding with the previous banks. The fee on outstanding letters of credit was 2.75% per annum as of December 31, 1997. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the New Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the New Revolver at December 31, 1997 bore interest at either LIBOR plus 3.25% or prime plus 2%. LIBOR and the prime rate were 5.625% and 8.5%, respectively, at December 31, 1997. The credit agreement evidencing the New Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility.
     If and when funded, the Proposed Term Loan would be expected to be used to refinance the A Term Loan held by Varde and to provide an additional $1,000,000 for general working capital purposes. The Partnership pays 0.5% per annum for the Proposed Term Loan commitment.
     At the Closing, Varde assumed the rights and obligations under the Old Bank Debt, which equaled $45,775,000 and made the New Loan of $4,693,000. As of the Closing, the Old Bank Debt consisted of (i) a standby letter of credit facility (the "Old LC Facility"), (ii) a $12,000,000 revolving line of credit, of which $6,907,000 was outstanding (the "Old Revolver"), (iii) a $22,045,000 term loan (the "Old Term Loan") and (iv) three series of convertible senior secured notes in an aggregate principal amount of $16,822,000 (the "Old Convertible Notes," consisting of the "Old Series A Note," the "Old Series B Note" and the "Old Series C Note"). As of the Closing, no advances had been drawn under the Old LC Facilities, which had approximately $36,430,000 in outstanding letters of credit. The Managing General Partner and Pride SGP were guarantors of the Old Bank Debt and have guaranteed the Partnership's obligations to Varde and BankBoston. Substantially all of the Partnership's assets were pledged as collateral for the Old Bank Debt, and Pride SGP had pledged its assets at no cost to the Partnership as additional collateral for such debt. All of such assets have been pledged to Varde and BankBoston in connection with the credit agreements.
     As a result of Varde's assumption of the Old Bank Debt and the New Loan, Varde holds the A Term Loan of $20,000,000, B Term Loan of $9,500,000, C Term Loan of $4,689,000 and Subordinate Note A of $2,500,000. The A Term Loan bears interest rates of 11% in the first two years and 13% in the third year, 15% in the fourth and 17% in the fifth year. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except $3,000,000 of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not repaid with borrowings under the Proposed Term Loan or otherwise, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except $3,000,000 of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 397,000 Common Units and bears interest at prime plus one percent. The prime rate was 8.5% as of December 31, 1997.
     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the preferred units held by Varde (see Note 8) are limited to $90,833 per month or $1,090,000 annually. To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are due December 31, 2002 if the A Term Loan has not been refinanced, otherwise 180 days after the maturity of the Proposed Term Loan but no later than June 30, 2003 if the A Term Loan has been refinanced. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde Agreement as well as make payments of excess cash flow for the preceding year. Accordingly, the Partnership has classified $1.5 million of the A Term Loan as current as of December 31, 1997. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DFSC Claim and certain other transactions (see Note 5).
     Under the prior credit facility, the Partnership had a $6,500,000 standby letter of credit facility for general corporate purposes and the purchase of crude oil and other refinery feedstocks and a $42,500,000 standby letter of credit facility for the purchase of crude oil. The fee on outstanding standby letters of credit was 1.5% per annum. For the unused portion of the standby letter of credit facility, the fee was 0.5% per annum. Though no advances had been drawn under either facility, the Partnership did have approximately $721,000 and $35,709,000, respectively, in outstanding standby letters of credit at December 31, 1997 which were backed by a letter of credit issued by BankBoston in the same amount. The prior credit agreement also provided, at the banks' discretion, an additional $8,000,000 standby letter of credit facility for the purchase of crude oil and other refinery feedstocks. The Partnership had no outstanding letters of credit under such facility as of December 31, 1997.
     The Partnership had available to it a revolving line of credit of $12,000,000 Old Revolver, a $22,045,000 Old Term Loan and a total of $16,822,000 in Old Convertible Notes.
     Advances under the Old Revolver and Old Term Loan accrued interest at prime plus 1.5% and 2%, respectively, payable monthly. The prime rate was 8.5% as of December 31, 1997. The Old Convertible Notes issued to the lenders under the credit facility consisted of $2,500,000 in Convertible Senior Secured Series A Promissory Notes ("Old Note A"), $9,322,000 in Convertible Senior Secured Series B Promissory Notes ("Old Note B"), and $5,000,000 in Convertible Senior Secured Series C Promissory Notes ("Old Note C"). The Old Convertible Notes accrued interest at prime plus 1% payable monthly.
     The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the new lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At December 31, 1997 the Partnership was in violation of certain financial covenants of the credit agreements which were subsequently waived by the lenders on April 15, 1998, in connection with amendments to the credit agreements.
     The Partnership had two outstanding financing agreements to fund working capital with Pride SGP which were entered into on March 26, 1993 and September 7, 1995. Pride SGP made the unsecured loans to the Partnership in the aggregate principal amount of $2,450,000 bearing interest at prime plus 1%. On December 31, 1997, Pride SGP agreed to convert the two notes into redeemable preferred equity securities (see Note
8).
     Other installment loans include a $6,000,000 nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5,707,000 at December 31, 1997 ($5,835,000 at December 31, 1996). The note is supported by a minimum throughput agreement. The assets of Pride Borger are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $146,000 as current at December 31, 1997.
     The Partnership converted certain non-interest bearing accounts payable to the U. S. Government Defense Fuel Supply Center related to pricing adjustments which had been accrued since 1993 to a $2,402,000 installment loan, payable in monthly installments of $84,000, with a balance of $420,000 at December 31, 1997 ($1,369,000 at December 31, 1996).
The note bears interest based on the rate set semi-annually by the Secretary of the Treasury. This rate was 6.75% as of December 31, 1997. The Partnership has classified the entire balance as current.
     Amounts outstanding under these credit facilities at December 31 (in thousands):
                                                 1997         1996
                                                ------      -------
     Old Revolver                              $    -       $ 5,085
     Old Term Loan                                  -        25,000
     Old Note A                                     -         2,500
     Old Note B                                     -         9,322
     Old Note C                                     -         5,000
     Related Party Loans                            -         2,450
     A Term Loan                                20,000           -
     B Term Loan                                 9,500           -
     C Term Loan                                 4,689           -
     Subordinate Note A                          2,500           -
     Other Installment Loans                     6,482        7,576
                                                ------      -------
                                                43,171       56,933
     Less current portion                        2,084        6,516
                                                ------       ------
                                               $41,087      $50,417
                                                ======       ======

     Approximate debt maturities for the next five years are expected as follows: 1998-$2,084,000; 1999-$2,416,000; 2000-$2,964,000; 2001-
$3,147,000; and 2002-$27,585,000.
     Interest paid for the years ended December 31, 1997, 1996 and 1995 was $5,142,000, $5,944,000 and $6,345,000, respectively.


NOTE 5--COMMITMENTS AND CONTINGENCIES

     At December 31, 1997, the Partnership is committed to operating leases which require fixed monthly rentals for administrative office space, transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Excluding rentals paid to Pride SGP (see Note 7) for certain pipeline segments, rental expense for the years ended December 31, 1997, 1996 and 1995 was $2,658,000, $3,187,000 and $3,039,000, respectively. The minimum future rentals under noncancelable operating leases at December 31, 1997, excluding Pride SGP, are as follows (in thousands):

          1998                  $  1,750
          1999                     1,003
          2000                       475
          2001                       184
          2002                       135
          Thereafter                 135
                                  ------
                                 $ 3,682
                                  ======

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation will not have a material effect on the Partnership's financial position or results of operations.
     In order to comply with known future compliance requirements of the Texas Water Commission and other agencies, certain expenditures will have to be incurred during 1998 and 1999. Management's estimates of the costs of compliance aggregate approximately $1,500,000 including $1,200,000 associated with closing the refinery.
     The Partnership has filed a substantial claim against the
U. S. Government Defense Fuel Supply Center (DFSC) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership. The ultimate outcome of this matter cannot presently be determined.

NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     One of the Partnership's major customers is the DFSC. Revenues from the DFSC comprised 11% in 1997 and 1996, and 10% in 1995 of total revenues. Substantially all other customers are engaged in various aspects of the petroleum industry, one of which accounted for 21% of total revenues in 1997, 19% in 1996, and 13% in 1995.
     At December 31, 1997, the Partnership had receivables from the DFSC and one petroleum industry customer in the amount of $1,615,000 and $4,011,000, respectively. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.

NOTE 7--RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Pride SGP to lease defined segments of the Crude Gathering System pipeline until 2000, with an option to extend the lease through March 2013, as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days' notice. As consideration for this lease, the Partnership has agreed to perform all routine and emergency maintenance and repair operations to the pipelines as well as pay all taxes, insurance, etc. The Partnership also agreed to pay Pride SGP $0.20 per barrel additional rental for use of a section of this pipeline which was idle prior to 1992. While management is not able to determine if the terms of the lease are comparable to those which could have been obtained by unaffiliated parties, management believes such terms are fair and reasonable given the importance to the Partnership of this segment of pipeline. During 1997 and years prior, the rental under the lease was determined based upon the revenue generated from the expected throughput, which management believes represents a fair return on the value of the pipeline as appraised by a consultant. Rentals accruing to Pride SGP during 1997, 1996 and 1995 totaled $788,000, $919,000 and $873,000, respectively. The Partnership has the option to purchase these pipeline segments for $10,000,000. During the periods of August 1995 through November 1996 and March 1997 through December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the Partnership's credit agreement. Approximately $1,846,000 and $1,201,000 are included in other long-term liabilities at December 31, 1997 and December 31, 1996, respectively, related to unpaid rentals. On December 31, 1997, the lease was amended to reduce the rental to a maximum of $400,000 annually as long as certain debt is outstanding.
     During the period from January 1, 1996 through July 19, 1996 and the year ended December 31, 1995, the Partnership sold $3,800,000 and $3,960,000, respectively, of refined product to a company in which a stockholder of Pride SGP had a minority interest. On July 19, 1996, the company was sold to a third party; therefore, the company is no longer considered to be a related party to the Partnership.
     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $83,000, $62,000 and $72,000, during 1997, 1996 and 1995, respectively.
     The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $38,000 in 1997, and $36,000 in 1996 and 1995.
     Firms associated with a director of the Managing General Partner were paid $55,000, $208,000 and $155,000, for legal services during 1997, 1996 and 1995, respectively.
     Beginning the latter part of 1995, the Partnership ceased interest payments on its note payable to Pride SGP. Accrued interest payable at December 31, 1997 and 1996 amounted to $548,000 and $320,000, respectively, and has been included in other long-term liabilities. The notes payable to Pride SGP were converted to redeemable preferred equity on December 31, 1997 (see Note 8). The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and 4.9% limited partner interest in the Partnership as discussed in Note 9. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     As of the Closing, Varde and management of the Managing General Partner ("Management") have the right to receive a total of up to approximately 33.6% of the Partnership's Common Units as described in the Partnership's 1996 consent solicitation. Varde has proposed additional restructuring of its investment, subject to receipt of required consents and the authorization and issuance of additional preferred equity and consummation of all proposed transactions, that could give Varde and management the right to receive a total of up to 52% of the Partnership's Common Units provided BankBoston funds the Proposed Term Loan. Otherwise, Varde and management would have the right to receive a total of up to 60% of the Partnership's Common Units subject to receipt of required consents and the authorization and issuance of additional preferred equity and consummation of all proposed transactions.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

NOTE 8--REDEEMABLE PREFERRED EQUITY

     At the Closing, Varde received preferred equity securities including $9,322,000 of Series B Preferred Units, $5,000,000 of Series C Preferred Units and $2,757,000 of Series D Preferred Units which initially mature December 31, 2002. On funding of the Proposed Term Loan, the maturity date of the preferred equity securities would be extended 180 days after the maturity date of the Proposed Term Loan but no later than June 30, 2003. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 793,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. As previously mentioned, the cash interest payments on the debt and preferred equity held by Varde are limited to $1,090,000 annually, excluding cash interest payments on the A Term Loan. Any excess will be paid in kind.
Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units.
     At the Closing, Pride SGP agreed to convert (i) a $2,000,000 note of the Partnership payable to Pride SGP to Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units outstanding and (ii) a $450,000 note owed to Pride SGP into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units will be subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Upon funding of the Proposed Term Loan, the maturity will be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003.
     Redeemable preferred equity outstanding at December 31 (in thousands):

                                        1997         1996
                                      -------       ------
     Series B Preferred Units        $  9,322      $    -
     Series C Preferred Units           5,000           -
     Series D Preferred Units           2,757           -
     Series E Preferred Units           2,000           -
     Series F Preferred Units             450           -
                                      -------       ------
                                     $ 19,529      $    -
                                      =======       =======

NOTE 9--PARTNERS' CAPITAL (DEFICIENCY)

     Effective December 31, 1996, the Preferred Units were converted into newly issued common units ("Common Units") on a one-to-one basis pursuant to the Amendments to the limited partnership agreement. The 4,700,000 of Common Units held by the previously existing preferred unitholders represent an approximate 93.1% limited partner interest in the Partnership. The previously outstanding common units were converted to 250,000 Common Units in a reverse 21-for-1 stock split.
     Prior to the Amendments to the limited partnership agreement, the units were cumulative and entitled to a minimum quarterly distribution of $0.65 per unit. However, all arrearages were cancelled under the Amendments as of December 31, 1996. Arrearages cancelled were $14.30 per previously outstanding common unit which totaled $75,075,000 and $12.65 per preferred unit which totaled $59,455,000. The general partners are entitled to 2% of all distributions.
     Both Varde and Pride SGP hold debt and equity securities which are convertible into 2,987,000 Common Units. Varde holds the Series B Preferred Units, Series C Preferred Units and Subordinate Note A which are convertible into 2,670,000 Common Units. Pride SGP holds Series E Preferred Units which are convertible into 317,000 Common Units. If both Varde and Pride SGP converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,937,000 Common Units.


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

     UAR transactions for December 31, 1996 and 1997 are as follows:

                                          Officers/
                                          Employees    Directors    Total
                                          ---------    ---------    -----
     Outstanding at December 31, 1995            -          -           -
     Granted                                292,760     70,000     362,760
     Exercised                                   -          -           -
     Terminated                                  -          -           -
     Outstanding at December 31, 1996       292,760     70,000     362,760
     Granted                                  7,236         -        7,236
     Exercised                                   -          -           -
     Terminated                                  -          -           -
                                            -------     ------     -------
     Outstanding at December 31, 1997       299,996     70,000     369,996
                                            =======     ======     =======


     On December 9, 1996, four officers and twelve employees were granted Rights at an exercise price of $3.75 per unit, none of which were exercised in 1996. Effective December 31, 1997, the exercise price of the 1996 Rights was amended and reduced to $1.94 per unit, 7,236 additional Rights were awarded, and the outstanding Rights were reallocated among four officers and eleven employees. The Rights will fully vest on December 31, 1998. Rights exercisable under the plan were 195,000 and 97,586 at December 31, 1997 and 1996. Since the fair market value of the Rights did not exceed the grant price at the grant date, no compensation expense has been accrued in accordance with APB 25.
     A one-time award was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.
     Pro forma information regarding net income and earnings per unit required by Statement 123 was determined as if the Partnership had accounted for its Rights under the fair value method of the Statement. The fair value for these Rights was estimated at the date of grant using a Black-Scholes option
pricing model.   The effect of applying the fair value method to
the Rights results in net income and earnings per unit that are not materially different from amounts reported.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected unit price volatility.
Because the Partnership's Rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' Rights.

NOTE 11--QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                         Basic     Diluted
                                  Operating     Net      Income    Income
                        Net        Income      Income    (Loss)    (Loss)
Quarter Ended         Revenues     (Loss)      (Loss)    per Unit  per Unit
-------------         --------    ---------   --------   -------   --------
March 31, 1996        $150,364     $ 2,758    $   508    $ 0.10    $ 0.10
June 30, 1996          154,422         739     (1,356)    (0.27)    (0.27)
September 30, 1996     145,884        (982)    (3,185)    (0.63)    (0.63)
December 31, 1996      164,533      (1,240)    (2,382)    (0.47)    (0.47)
March 31, 1997         142,455      (1,025)    (2,913)    (0.58)    (0.58)
June 30, 1997          127,624         557       (602)    (0.12)    (0.12)
September 30, 1997     134,734       2,604        771      0.15      0.14
December 31, 1997      130,085        (364)   (42,287)    (8.37)    (8.37)

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. The 1996 amounts have also been restated to reflect the proforma per unit information based on the outstanding Common Units after conversion (see Note 9).
             INDEX TO EXHIBITS TO REPORT ON FORM 10-K

Exhibit Number
(Reference to
Item 601 of
Regulation S-K)                      Description
_______________                      ___________

3.1       Certificate of Limited Partnership of the Partnership
          (incorporated by reference to Exhibit 3.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-10473)).

3.2 Second Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

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

10.24 Second Amendment to Loan Agreement, dated as of February 25, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 10.24 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

10.25 Third Amendment to Loan Agreement, dated as of March 31, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 10.25 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

10.26     Unit Appreciation Rights Plan (incorporated by reference to
          Exhibit 10.26 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

10.27 Fourth Amendment to Loan Agreement, dated as of May 15, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-10473)).

10.28 Fifth Amendment to Loan Agreement, dated as of August 14, 1997, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (Commission File No. 1-10473)).

10.29 Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender.

10.30 Seventh Amendment to the Fifth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender.

10.31 Restructuring and Override Agreement, dated as of December 30, 1997, by and among Varde Partners, Inc., Pride Companies, L.P., Pride Refining, Inc., and Pride SGP, Inc.

10.32 Certificates of Designation - Series B and Series C Cumulative Convertible Preferred Units of Pride Companies, L.P., pursuant to the Second Amended and Restated Agreement of Limited Partners, effective as of December 30, 1997.

10.33 Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as an Agent and as a Lender, Lehman Commercial Paper Inc., as a Lender and as Documentation Agent.

10.34 Guarantee and Security Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., Pride Borger, Inc. and BankBoston, N.A., as Agent.

10.35 Intercreditor and Agency Agreement, dated as of December 30, 1997, among BankBoston, N.A., as Agent and Collateral Agent, Varde Partners, Inc., as Term Lender, and acknowledged and consented to by Pride Companies, L.P., as Company, and Pride SGP, Inc., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, and Pride Marketing of Texas (Cedar Wind), Inc., as Guarantors.

10.36 Pride SGP Subordination Agreement, dated December 30, 1997, among Pride Companies, L.P., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., as the Obligors, Pride SGP, Inc., and BankBoston, N.A., as Agent.

10.37 Varde Subordination Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., as Obligors, Varde Partners, Inc., and BankBoston, N.A., as Agent.

10.38 Equity Conversion Agreement, dated December 31, 1997, between Pride SGP, Inc., Pride Companies, L.P., and Varde Partners, Inc.

10.39 Amendment No. 3 to Pipeline Lease Agreement, effective as of December 31, 1997, between Pride SGP, Inc. and Pride Companies, L.P.

11.1 Statement regarding computation of per unit earnings (included on page F-9 of this Report).

25.1 Power of Attorney (included on the signature page of this Report).

27.1      Financial Data Schedule.
                         EXHIBIT 10.29

           SIXTH RESTATED AND AMENDED CREDIT AGREEMENT


     This Sixth Restated and Amended Credit Agreement (the "Agreement") is entered into as of the 30th day of December, 1997 ("Effective Date"), by and among PRIDE COMPANIES, L.P., a Delaware limited partnership ("Borrower"), PRIDE REFINING, INC., a Texas corporation, PRIDE SGP, INC., a Texas corporation, DESULFUR PARTNERSHIP, a Texas general partnership, PRIDE MARKETING OF TEXAS (CEDAR WIND), INC., a Texas corporation, PRIDE BORGER, INC., a Delaware corporation and VARDE PARTNERS, INC., a Delaware corporation (the "Lender").


                 W  I  T  N  E  S  S  E  T  H :

                            RECITALS:

          A.  The Borrower, NationsBank of Texas, N.A.
("NationsBank"), as Agent (in such capacity, the "Original Agent"), the Lenders described therein (the "Original Lenders"), and each of the Guarantors described therein are parties to a certain Fifth Restated and Amended Credit Agreement, dated as of August 13, 1996 (as amended from time to time, the "1996 Credit Agreement"), pursuant to which the Lenders agreed to (a) make Revolving Loans in an amount not to exceed an aggregate principal amount of $8,000,000, (b) renew those certain Original Term Loans as new Term Loans (the Term Loans, together with the Revolving Loans, collectively, the "Original Loans") in an aggregate principal amount not to exceed $42,301,851, (c) make available a Letter of Credit Facility consisting of (i) a Facility A Letter of Credit in an aggregate amount not to exceed $6,500,000 and (ii) a Facility B Letter of Credit in an amount not to exceed $45,000,000, and
(d) make available an Uncommitted Line at the Original Lenders' sole discretion.

          B.  The Borrower executed and delivered to the Original
Lenders that certain First Restated Security Agreement, dated as of August 13, 1996 (as amended), in favor of the Original Agent for the ratable benefit of the Original Lenders.

          C. The Lender and NationsBank are parties to an Assignment Agreement, dated as of November 24, 1997 (the
"NationsBank Agreement"), pursuant to which NationsBank sold to the Lender immediately prior to the Effective Date all of its right, title and interest in, to and under the Original Loans and the 1996 Credit Agreement.

          D. The Lender and Bank One, Texas, N.A. ("Bank One") are parties to an Assignment Agreement, dated as of November 24, 1997 (the "Bank One Agreement"), pursuant to which Bank One sold to the Lender immediately prior to the Effective Date all of its right, title and interest in, to and under the Original Loans and the 1996 Credit Agreement.
          E. The Borrower, Pride SGP, Inc., Pride Refining, Inc. and the Lender are concurrently herewith entering into a certain Restructuring and Override Agreement, dated as of December 30, 1997 (as amended, modified or otherwise supplemented from time to time in accordance with its terms, the "Restructuring Agreement"), pursuant to which the parties thereto have agreed, among other things, to amend and restate the 1996 Credit Agreement, on the terms and conditions set forth below.

          F. As contemplated by the Restructuring Agreement, the parties hereto have agreed, among other things, (i) that certain Original Loans outstanding under the 1996 Credit Agreement shall automatically be designated as Series A Term Loans, Series B-1 Term Loans and Series C Term Loans (each as defined herein) upon the terms and subject to the conditions set forth herein, (ii) the Borrower, the Guarantors and the Lender shall enter into that certain Seventh Amendment to Fifth Restated and Amended Credit Agreement, dated as of December 30, 1997 (the "Seventh Amendment"), pursuant to which the 1996 Credit Agreement shall be amended to increase the Revolver Commitment (as defined in the 1996 Credit Agreement) to $14,900,000, (iii) the Borrower shall deliver a Notice of Borrowing (as defined in the 1996 Credit Agreement) to the Lender requesting a Borrowing under its Revolver Commitment, and (iv) the Lender shall make or be deemed to have made Original Loans in the amount set forth in such Notice of Borrowing to the Borrower and such additional Original Loans shall automatically be designated as Series B-1 Term Loans, Series B-2 Term Loans and Series B-3 Term Loans (each as defined herein) upon the terms and subject to the conditions set forth herein.

                           AGREEMENT:

          In consideration of the mutual promises herein contained and for other valuable consideration, the parties hereto hereby agree that the 1996 Credit Agreement shall, as of the date hereof (but subject to the satisfaction of the conditions precedent specified in Section 4 hereof), be amended and restated as set forth below. Each of the Original Loans outstanding under the 1996 Credit Agreement on the Effective Date shall continue and remain outstanding after the Effective Date. Each of the Revolving Commitment and Letter of Credit Facility under the 1996 Credit Agreement shall be terminated.


                            ARTICLE I

                       DEFINITION OF TERMS

          I.1 Definitions. For the purposes of this Agreement, unless the context otherwise requires, the following terms shall have the respective meanings assigned to them in this Article I or in the section or recital referred to below:

          "Acceleration" has the meaning specified in Section 8.2.

          "Accumulated Benefit Obligations" shall mean the actual present value of the accumulated benefit obligations under any Plan, calculated in accordance with Statement No. 87 of the Financial Accounting Standards Board.

          "Affiliate" of any Person shall mean any other Person directly or indirectly, controlling, controlled by, or under common control with, such Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person.

          "BankBoston" shall mean BankBoston, N.A.

          "BankBoston Credit Agreement" shall mean that certain Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, by and among the Borrower, the Guarantors, the Lenders from time to time party thereto and BankBoston, N.A. both in its capacity as a Lender and in its capacity as Agent for itself and the other Lenders, and Lehman Commercial Paper Inc., both in its capacity as a Lender and in its capacity as Documentation Agent for itself and the other Lenders, as from time to time in effect.

          "BankBoston Loans" shall mean the "Revolving Loans" and "Term Loan" each as defined in the BankBoston Credit Agreement.

          "BankBoston Loan Documents" shall mean the "Credit
Documents" as defined in the BankBoston Credit Agreement.

          "BankBoston Maturity Date" shall mean the "Final Maturity Date" as defined in the BankBoston Credit Agreement.

          "Bank One" has the meaning specified in the Recitals hereto.

          "Bank One Agreement" has the meaning specified in the Recitals hereto.

          "Borrower" shall mean Pride Companies, L.P., a Delaware limited partnership, whose general partners are Pride Refining and Pride SGP.

          "Business Day" shall mean a day, other than Saturday or Sunday, on which commercial banks in Minneapolis, Minnesota are authorized or required by law to be closed.

          "By-Laws" shall mean all written by-laws, rules, regulations and all other documents relating to the management, governance or internal regulation of any Person other than an individual, or interpretive of the Charter of such Person, all as from time to time in effect.

          "Calendar Quarter" means the period beginning on the 1st day of January, April, July and October, during the term of this Agreement and ending on the last day of the month preceding the next Calendar Quarter.

          "Capital Expenditure" shall mean, for any period, amounts added or required to be added to the property, plant and equipment or other fixed assets account on the Consolidated balance sheet of the Borrower and its Subsidiaries, prepared in accordance with GAAP, in respect of (a) the acquisition, construction, improvement or replacement of land, buildings, machinery, equipment, leaseholds and any other real or personal property, (b) to the extent not included in clause (a) above, materials, contract labor and direct labor relating thereto (excluding amounts properly expensed as repairs and maintenance in accordance with GAAP) and (c) software development costs to the extent not expensed; provided, however, that Capital Expenditures shall not include the purchase price for the acquisition of another Person (or substantially all the assets of another Person) as a going concern if permitted hereunder.

          "Capitalized Lease" shall mean any lease which is required to be capitalized on the balance sheet of the lessee in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board.

          "Capitalized Lease Obligations" shall mean the amount of liability reflecting the aggregate discounted amount of future payments under all Capitalized Leases calculated in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial
Accounting Standards Board.

          "Capitalized Series A Interest" has the meaning specified in Section 2.6(a)(i).

          "Cash" shall mean currency, wire transfers of money and other forms of immediately available funds approved by the Lender.

          "Cash Equivalents" shall mean:

               (a) negotiable certificates of deposit, time deposits (including sweep accounts), demand deposits and bankers' acceptances having a maturity of nine months or less and issued by any United States financial institution having capital and surplus and undivided profits aggregating at least $100,000,000 and rated at least Prime-1 by Moody's or A-1 by S&P;

               (b) corporate obligations having a maturity of nine months or less and rated at least Prime-1 by Moody's or Aa-1 by S&P;

               (c) any direct obligation of the United States of America or any agency or instrumentality thereof, or of any state or municipality thereof, (i) which has a remaining maturity at the time of purchase of not more than one year or which is subject to a repurchase agreement with Collateral Agent exercisable within one year from the time of purchase and (ii) which, in the case of obligations of any state or municipality, is rated at least AAA by Moody's or AAA by S&P; and

               (d) any mutual fund or other pooled investment vehicle rated at least Aa by Moody's or AA by S&P which invests principally in obligations described above.

          "Cedar Building" shall mean that certain office building of the Related Persons located at 1209 N. 4th Abilene, Texas.

          "Charter" shall mean the articles of organization, certificate of incorporation, statute, constitution, joint venture agreement, partnership agreement, trust indenture, limited liability company agreement or other charter document of any Person other than an individual, each as from time to time in effect.

          "Claim" has the meaning specified in Section 6.16.

          "Collateral" shall mean property in which Liens are granted to secure the Obligations, partially or fully in the Collateral Documents.

          "Collateral Agent" shall mean BankBoston as "Collateral
Agent" as defined in the Intercreditor Agreement.

          "Collateral Documents" shall mean all security agreements, mortgages, deeds of trust, assignments, pledges, financing statements, stock or bond powers, and other agreements, instruments and documents, including any amendments thereto and extensions thereof, which provide for the grant, perfection and/or alienability of Liens in Collateral, which secure partially or fully, directly or indirectly, the Obligations, whether executed and/or delivered or filed prior to, contemporaneously with, or at any time after the Effective Date.

          "Computation Covenants" shall mean  Sections 6.2,
7.1(viii) and 7.7.

          "Consolidated" and "Consolidating", when used with reference to any term, shall mean that terms as applied to the accounts of the Borrower (or other specified Person) and all of its Subsidiaries (or other specified group of Persons), or such of its Subsidiaries as may be specified, consolidated (or combined) or consolidating (or combining), as the case may be, in accordance with GAAP and with appropriate deductions for minority interests in Subsidiaries.

          "Consolidated Current Assets" shall mean, at any date, all amounts carried as current assets on the balance sheet of the Borrower and its Subsidiaries determined in accordance with GAAP on a Consolidated basis.

          "Consolidated Current Liabilities" shall mean, at any date, all amounts that are or should be carried as current liabilities on the balance sheet of the Borrower and its Subsidiaries determined in accordance with GAAP on a Consolidated basis, excluding the current maturities of long-term debt but including all of the outstanding balance of the Revolving Loans (as defined in the BankBoston Credit Agreement).

          "Consolidated Debt Service" shall mean, for any period, the sum of:

               (a) Consolidated Interest Expense less PIK Interest on the Series B Term Loan, Series C Term Loan, Series A
     Unsecured Note, Preferred Securities and Pride SGP Securities, plus

               (b) the aggregate amount of all mandatory scheduled payments, mandatory scheduled prepayments and sinking fund payments, all with respect to Financing Debt of the Borrower and its Subsidiaries in accordance with GAAP on a Consolidated basis, including payments in the nature of principal under Capitalized Leases, but in no event including contingent prepayments required by Section 2.7, plus

               (c)  any mandatory cash dividends or other
     Distributions (excluding any distributions paid in kind) paid or payable by the Borrower or any of its Subsidiaries to third parties;

provided, however, that for the purposes of calculating compliance with Section 6.2(c) hereof the Consolidated Debt Service (i) for the period of four consecutive fiscal quarters ended March 31, 1998 shall be deemed to be the sum of the Consolidated Debt Service for the fiscal quarter ended that date (excluding amounts described in clause (b) above) times four plus the current maturities of long-term debt shown on the Consolidated balance sheet of the Borrower and its Subsidiaries as of December 31, 1997, (ii) for the period of four consecutive fiscal quarters ended June 30, 1998 shall be deemed to be the sum of the Consolidated Debt Service for the period of two consecutive fiscal quarters ended that date (excluding amounts described in clause (b) above) times two plus the current maturities of long-term debt shown on the Consolidated balance sheet of the Borrower and its Subsidiaries as of December 31, 1997 and (iii) for the period of four consecutive fiscal quarters ended September 30, 1998 shall be deemed to be the sum of the Consolidated Debt Service for the period of three consecutive fiscal quarters ended that date (excluding amounts described in clause (b) above) times one and one-third plus the current maturities of long-term debt shown on the Consolidated balance sheet of the Borrower and its Subsidiaries as of December 31, 1997.

          "Consolidated EBITDA" shall mean, for any period, the gross revenues of the Borrower and its Subsidiaries from operations, determined in accordance with GAAP on a Consolidated basis, minus (a) the sum of (i) the cost of operations of the Borrower and its Subsidiaries for such period, determined in accordance with GAAP on a Consolidated basis, and (ii) the selling, general and administrative expenses of the Borrower and its Subsidiaries for such period, determined in accordance with GAAP on a Consolidated basis plus (b) all amounts included in clause (a) as deductions in respect of depreciation and amortization; provided, that for the purposes of calculating compliance with the provisions of Sections 6.2(a), (b) and (c) (and for no other purpose of this Agreement) the Consolidated EBITDA for each of the four consecutive fiscal quarters of the Borrower commencing January 1, 1997 and ending December 31, 1997 shall be assumed to be one-quarter of
(x) the actual Consolidated EBITDA of the Borrower and its Subsidiaries for the fiscal year ended December 31, 1997 excluding
(y) the lesser of the accrual taken in such fiscal year with respect to the Refinery conversion expenses or $1,800,000; and provided, further, that any writedown on or prior to December 31, 1998 of the Refinery assets associated with the Refinery conversion referred to in the proviso to clauses (c) of the definition of "Consolidated Net Income" herein, to the extent that the same would reflect a non-cash item and a reduction of Consolidated EBITDA, shall not be deducted in calculating Consolidated EBITDA.

          "Consolidated Excess Cash Flow" means, for any period, the total of:

               (a)  Consolidated Operating Cash Flow,

     minus (b) Consolidated Debt Service (but in no event including contingent prepayments required by
               Section 2.7)
     minus (c) Discretionary Capital Expenditures (to the extent not financed by debt for borrowed money).

          "Consolidated Interest Coverage" means, for any period, the ratio of (i) the Consolidated EBITDA for such period over
(ii) the sum of Consolidated Interest Expense less PIK Interest on the Series B Term Loan, Series C Term Loan, Series A Unsecured Note, Preferred Securities and Pride SGP Securities for such period plus Distributions on the Series B Term Loan and Preferred Securities paid but not included in Consolidated Interest Expense for such period.

          "Consolidated Interest Expense" shall mean, for any period, the total of the aggregate amount of interest, including commitment fees, letter of credit fees, payments in the nature of interest under Capitalized Leases, net payments under Interest Rate Protection Agreements and other finance fees, accrued by the Borrower and its Subsidiaries (whether such interest is reflected as an item of expense or capitalized in accordance with GAAP on a Consolidated basis), but excluding (i) closing fees due to BankBoston under the Fee Letter (as defined in the BankBoston Credit Agreement), (ii) PIK Interest and (iii) closing fees due to the Lender hereunder.

          "Consolidated Net Income" shall mean, for any period, the net income (or loss) of the Borrower and its Subsidiaries, determined in accordance with GAAP on a Consolidated basis;
provided, however, that Consolidated Net Income shall not include:

               (a) the income (or loss) of any Person accrued prior to the date such Person becomes a Subsidiary or is merged into or consolidated with the Borrower or any of its Subsidiaries;

               (b) the income (or loss) of any Person (other than a Subsidiary) in which the Borrower or any of its Subsidiaries has an ownership interest; provided, however, that (i) Consolidated Net Income shall include amounts in respect of the income of such Person when actually received in Cash by the Borrower or such Subsidiaries in the form of dividends or similar Distributions and (ii) Consolidated Net Income shall be reduced by the aggregate amount of all Investments, regardless of the form thereof, made by the Borrower or any of its Subsidiaries in such Person for the purpose of funding any deficit or loss of such Person;

               (c) all amounts included in computing such net income (or loss) in respect of the write-up or write-down of any asset or the retirement of any Indebtedness or equity at less than face value after December 31, 1996; provided, however that such write-downs shall be limited to the consequences of the conversion of the Refinery, shall be rendered on or prior to December 31, 1998 and shall not exceed in aggregate $30,000,000;

               (d)  extraordinary and nonrecurring gains;

               (e) the income of any Subsidiary to the extent the payment of such income in the form of a Distribution or repayment of Indebtedness to the Borrower or a Wholly Owned Subsidiary is not permitted, whether on account of any charter or by-law restriction, any agreement, instrument, deed or lease or any law, statute, judgment, decree or governmental order, rule or regulation applicable to such Subsidiary; and

               (f) any after-tax gains or losses attributable to returned surplus assets of any Plan.

          "Consolidated Net Working Capital" means, at any date, the remainder of (a) the Consolidated Current Assets of the Borrower and its Subsidiaries as of such date minus (b) the Consolidated Current Liabilities of the Borrower and its Subsidiaries as of such date; provided, that notwithstanding any other provision of this Agreement, in computing Consolidated Current Assets for the purpose of calculating Consolidated Net Working Capital, the "First-In-First-Out" ("FIFO") inventory valuation method will be used.

          "Consolidated Net Worth" shall mean, at any date, the total of partners' equity of the Borrower and its Subsidiaries determined in accordance with GAAP on a Consolidated basis, excluding the effect of any foreign currency translation adjustments.

          "Consolidated Operating Cash Flow" shall mean, for any period, the remainder of Consolidated EBITDA for such period minus the Non-Discretionary Capital Expenditures of the Borrower and its Subsidiaries for such period, minus the amounts of all taxes based upon or measured by net income paid or payable by the Borrower and its Subsidiaries for such period. For the purpose of determining Consolidated Operating Cash Flow, Non-Discretionary Capital Expenditures will be deemed to be $187,500 for each of the fiscal quarters ended March 31, June 30, and September 30, 1997.

          "Controlled Group" shall mean (i) the controlled group of corporations as defined in Section 1563 of the United States Internal Revenue Code of 1986, as amended, or (ii) the group of trades or businesses under common control as defined in Section 414(c) of the United States Internal Revenue Code of 1986, as amended, of which Borrower is a party or may become a part.

          "Debtor Laws" shall mean all applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization or similar laws from time to time in effect affecting the rights of creditors generally.

          "Default" shall mean any of the events specified in
Section 8.1, regardless of whether there shall have occurred any passage of time or giving of notice or both that would be necessary in order to constitute such event an Event of Default.

          "Default Rate" shall mean with respect to the Loans, a rate per annum equal to the lesser of (i) the Maximum Rate or (ii) the sum of the Interest Rate in effect from day to day plus three percent (3%).

          "Desulfur Partnership" means Desulfur Partnership, a
Texas general partnership.

          "DFSC Claim" shall mean all interests of Borrower arising pursuant to that certain Proposal for Additional Compensation, dated October 24, 1994, from Borrower to the Defense Fuel Supply Center, including without limitation any certified claim Borrower may submit in connection therewith after the Effective Date.

          "D-S Note" shall mean that certain Promissory Note dated November 24, 1994, made by Borrower to Diamond Shamrock Refining and Marketing Borrower in the original principal amount of $6,000,000.

          "Discretionary Capital Expenditures" shall mean Capital
Expenditures relating to the construction of new property and/or the acquisition of assets.

          "Distributions" shall mean, with respect to the Borrower (or other specified Person):

               (a) the declaration or payment of any dividend or distribution on or in respect of any shares of any class of capital stock of or other equity interests in the Borrower (or such specified Person);

               (b) the purchase, redemption or other retirement of any shares of any class of capital stock of or other equity interest in the Borrower (or such specified Person) or of options, warrants or other rights for the purchase of such shares, directly, indirectly through a Subsidiary or otherwise;

               (c) any other distribution on or in respect of any shares of any class of capital stock of or equity or other beneficial interest in the Borrower (or such specified
     Person);

               (d) any payment of principal or interest with respect to, or any purchase, redemption or defeasance of, the Pride SGP Securities and any other Financing Debt of the Company (or such specified Person) which by its terms or the terms of any agreement is subordinated to the payment of the Obligations; and

               (e) any payment, loan or advance by the Borrower (or such specified Person) to, or any other Investment by the Borrower (or such specified Person) in, the holder of any shares of any class stock of or equity interest in the Borrower (or such specified Person), or any Affiliate of such holder (including the payment of management and transaction fees and expenses);

provided, however, that the term "Distribution" shall not include
(i) dividends payable in perpetual common stock of or other similar equity interests in the Borrower (or such specified Person) or
(ii) payments in the ordinary course of business in respect of
(A) reasonable compensation paid to employees, officers and directors, (B) advances and reimbursements to employees for travel expenses, drawing accounts and similar expenditures, or (C) rent paid to, or accounts payable for services rendered or goods sold by, non-Affiliates that own capital stock of or other interests in the Company (or such specified Person) or (iii) payments of interest and principal on the BankBoston Loans.

          "Dollars" and the sign "$" refer to currency of the United States of America.

          "Effective Date" shall mean the date specified in the introductory paragraph hereof.

          "Environmental Laws" shall mean all federal, state and local laws, rules, regulations, codes, ordinances, and consent decrees relating to health, safety, hazardous substances, and environmental matters applicable to Borrower's business and facilities (whether or now owned by it). Such laws and regulations include but are not limited to the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, Toxic Substances Control Act, Clean Water Act, Clean Air Act, Comprehensive Environmental Response, Compensation and Liability Information System, all state and federal superlien and environmental cleanup programs, and the U.S. Department of Transportation regulations.

          "ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as amended, together with all regulations issued pursuant thereto.

          "Equipment" shall have the meaning given that term in
Section 9.109 of the Texas Business and Commerce Code.

          "Event of Default" has the meaning specified in Section
8.1.

          "Expenses" shall mean all expenses to be paid by Borrower pursuant to Section 9.5, plus all amounts owing by Borrower under the Loan Documents which are not included in the definitions of Notes and Loans, or are not interest owing on the Notes or any Loans.

          "FACA" shall mean the Federal Assignment of Claims Act of 1940, as amended.

          "Financial Officer" of the Borrower (or other specified Person) shall mean the chief executive officer, chief financial officer, chief operating officer, chairman, president, treasurer or controller of Pride Refining or any of its vice presidents whose primary responsibility is for its financial affairs, in each case whose incumbency and signatures have been certified to the Lender by the secretary or other appropriate attesting officer of the Borrower (or such specified Person).

          "Financing Debt" shall mean each of the items described in clauses (a) through (f) of the definition of the term
"Indebtedness" and, without duplication, any Guarantees of such items.

          "FLSA" has the meaning specified in Section 5.22.

          "GAAP" shall mean accepted accounting principles as from time to time in effect, including the statements and interpretations of the United States Financial Accounting Standards Board; provided, however, that (a) for purposes of compliance with
Section 2.7(b) (other than Section 6.1) and the related definitions, "GAAP" means such principles as in effect on December 31, 1996 as applied by the Borrower and its Subsidiaries in the preparation of the most recent annual statements referred to in
Section 5.6, and consistently followed, without giving effect to any subsequent changes thereto and (b) in the event of a change in generally accepted accounting principles after such date, either the Borrower or the Lender may request a change in the definition of "GAAP", in which case the parties hereto shall negotiate in good faith with respect to an amendment of this Agreement implementing such change.

          "Government Note" shall mean that certain promissory note dated January 18, 1996 in the original principal amount of $2,402,296.98, executed by Borrower and payable to Defense Finance and Accounting Service - Columbus Center (DFAS - CO).

          "Guarantors" shall mean, collectively, Pride Refining, Pride SGP, Desulfur Partnership, Pride Marketing, Pride Borger, and each other Person who now or hereafter executes a Guaranty in connection herewith for the benefit of Collateral Agent and the Lender.

          "Guaranty" of any Person shall mean any contract, agreement or understanding of such Person pursuant to which such Person guarantees, or in effect guarantees, any Indebtedness of any other Person in any manner, whether directly or indirectly, including without limitation agreements: (i) to purchase such Indebtedness or any property constituting security therefor, (ii) to advance or supply funds (A) for the purchase or payment of such Indebtedness, or (B) to maintain net worth or working capital or other balance sheet conditions, or otherwise to advance or make available funds for the purchase or payment of such Indebtedness,
(iii) to purchase property, securities or service primarily for the purpose of assuring the holder of such Indebtedness of the ability of the primary obligor to make payment of the Indebtedness, or (iv) otherwise to assure the holder of the Indebtedness of the primary obligor against loss in respect thereof; except that "Guaranty" shall not include the endorsement by Borrower in the ordinary course of business of negotiable instruments or documents for deposit or collection.

          "Guaranty Agreement" shall mean, collectively, the Third Restated Guaranty Agreements executed by Pride Refining, Pride SGP, Desulfur Partnership, Pride Marketing, and Pride Borger, each dated of even date herewith, for the benefit of Lender in form satisfactory to Lender.

          "Hazardous Substances" has the meaning specified in
Section 5.25.

          "Indebtedness" means all obligations, contingent or otherwise, which in accordance with GAAP are required to be classified upon the balance sheet of the Borrower (or other specified Person) as liabilities, but in any event including (without duplication);

               (a)  borrowed money;

               (b) indebtedness evidenced by notes, debentures or similar instruments;

               (c)  Capitalized Lease Obligations;

               (d) the deferred purchase price of assets, services or securities, including related noncompetition, consulting and stock repurchase obligations (other than ordinary trade accounts payable within six months after the incurrence thereof in the ordinary course of business);

               (e) mandatory redemption or dividend rights on capital stock (or other equity);

               (f) reimbursement obligations, whether contingent or matured, with respect to letters of credit, bankers acceptances, surety bonds, other financial guarantees and Interest Rate Protection Agreements (without duplication of other Indebtedness supported or guaranteed thereby);

               (g)  unfunded pension liabilities;

               (h) obligations that are immediately and directly due and payable out of the proceeds of or production from property;

               (i) liabilities secured by any Lien existing on property owned or acquired by the Borrower (or such specified Person), whether or not the liability secured thereby shall have been assumed; and

               (j) all Guarantees in respect of Indebtedness of others.

          "Indemnitees" has the meaning specified in Section 6.16.

          "Interest Payment Date" shall mean the last day of each Month, beginning on January 31, 1998.

          "Intercreditor Agreement" shall mean that certain
Intercreditor and Agency Agreement, dated as of December 30, 1997, by and among BankBoston, the Collateral Agent and the Lender.

          "Interest Rate" shall mean with respect to each Loan (i) from the Effective Date until but not including the Refinancing Date, a rate per annum equal to the lesser of (x) the rate per annum set forth on Schedule 1.1 hereto set forth opposite each Loan for the applicable year and (y) the Maximum Rate; (ii) from and including the Refinancing Date until the Maturity Date, a rate per annum equal to the lesser of (x) the rate per annum set forth on
Schedule 1.2 hereto set forth opposite each Loan for the applicable year and (y) the Maximum Rate, and (iii) if the Refinancing Date shall not occur prior to the Stage 3 Closing Date, from the Stage
3 Closing Date until the Maturity Date, a rate per annum equal to the lesser of (x) a rate per annum equal to the rate per annum set forth on Schedule 1.3 hereto set forth opposite each Loan for the applicable year and (y) the Maximum Rate.

          "Interest Rate Protection Agreement" shall mean any interest rate swap, interest rate cap, interest rate hedge or other contractual arrangement that converts variable interest rates into fixed rates, fixed interest rates into variable rates or other similar arrangements.

          "Inventory" shall mean Borrower's crude oil, other hydrocarbons, refined products thereof, and proceeds thereof.

          "Investment" shall mean, with respect to the Borrower (or other specified Person);

               (a) any share of capital stock, partnership or other equity interest, evidence of Indebtedness or other security issued by any other Person;

               (b) any loan, advance or extension of credit to, or contribution to the capital of, any other Person;

               (c)  any Guarantee of the Indebtedness of any other
     Person;

               (d) any acquisition of all, or any division or similar operating unit of, the business of any other Person or the assets comprising such business, division or unit; and

               (e)  any other similar investment.

          The investments described in the foregoing clauses (a) through (e) shall be included in the term "Investment" whether they are made or acquired by purchase, exchange, issuance of stock or other securities, merger, reorganization or any other method; provided, however, that the term "Investment" shall not include
(i) trade and customer accounts receivable for property leased, goods furnished or services rendered in the ordinary course of business and payable on a current basis in accordance with customary trade terms, (ii) deposits, advances or prepayments to suppliers for property leased or licensed, goods furnished and services rendered in the ordinary course of business,
(iii) advances to employees for relocation and travel expenses, drawing accounts and similar expenditures, (iv) stock or other securities acquired in connection with the satisfaction or enforcement of Indebtedness or claims due to the Borrower (or such specified Person) or as security for any Indebtedness or claim or
(v) demand deposits in banks or similar financial institutions.

          In determining the amount of outstanding Investments:

               (A) the amount of any Investment shall be the cost thereof minus any returns of capital in cash on such Investment (determined in accordance with GAAP without regard to amounts realized as income on such Investment);

               (B) the amount of any Investment in respect of a purchase described in clause (d) shall include the amount of any Financing Debt assumed in connection with such purchase or secured by any asset acquired in such purchase (whether or not any Financing Debt is assumed) or for which any Person that becomes a Subsidiary is liable on the date on which the securities of such Person are acquired; and

               (C) no Investment shall be increased as the result of an increase in the undistributed retained earnings of the Person in which the Investment was made or decreased as a result of an equity interest in the losses of such Person.

          "Lender" shall mean Varde Partners, Inc. as stated in the introductory paragraph hereof.

          "Leverage Ratio" shall mean, as of the last day of any fiscal quarter of the Borrower, the ratio of (i) the Consolidated Financing Debt of the Borrower and its Subsidiaries less (but only to the extent included in Consolidated Financing Debt) the principal balance of the Series B Term Loans, the Series C Term Loans, the Series A Unsecured Note, the Preferred Securities, the Pride SGP Securities and the Revolving Loan (as defined in the BankBoston Credit Agreement) outstanding as of such day to (ii) the Consolidated EBITDA for the period of four consecutive fiscal quarters ending on such day.

          "Lien" shall mean any lien, mortgage, security interest, tax lien, pledge, encumbrance, conditional sale or title retention arrangement, or any other interest in property designed to secure the repayment of Indebtedness, whether arising by agreement or under any statute or law, or otherwise.

          "Loan Documents" shall mean this Agreement, the Notes (including any renewals, extensions and refundings thereof), the Collateral Documents, the Intercreditor Agreement, the Restructuring Agreement, each Guaranty and any and all other or additional agreements or documents (and with respect to this Agreement, and such other agreements and documents, any amendments or supplements thereto or modifications thereof) executed or delivered pursuant to the terms of this Agreement.

          "Loans" shall mean, collectively, the Series A Term
Loans, the Series B Term Loans and the Series C Term Loans.

          "Maturity Date" shall mean the earlier to occur of December 31, 2002 or the date of any Acceleration provided that beginning on the Refinancing Date and at all times thereafter, the term "Maturity Date" shall mean the earlier to occur of the date which is one hundred and eighty days from and after the BankBoston Maturity Date or the date of any Acceleration, but no later than June 30, 2003.

          "Maximum Rate" shall mean, on any day, the highest nonusurious rate of interest (if any) permitted by applicable law on such day that at any time, or from time to time, may be contracted for, taken, reserved, charged or received on the Indebtedness evidenced by the Notes under the laws which are presently in effect of the United States of America and the State of Texas applicable to the holders of the Notes and such Indebtedness or, to the extent permitted by law, under such applicable laws of the United States of America and the State of Texas which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow. Lender hereby notifies Borrower that, and discloses to Borrower that, for purposes of Tex. Rev. Civ. Stat. Arm. Art. 5069-1.04, as it may from time to time be amended, the "applicable rate ceiling" shall be the "indicated rate" ceiling from time to time in effect as limited by Art. 5069-1.04(b); provided, however, that to the extent permitted by applicable law, Lender reserves the right to change the "applicable rate ceiling" from time to time by further notice and disclosure to Borrower; and, provided further, that the "highest nonusurious rate of interest permitted by applicable law" for purposes of this Agreement and the Notes shall not be limited to the applicable rate ceiling under Art. 5069-1.04 if federal laws or other state laws now or hereafter in effect and applicable to this Agreement and the Notes (and the interest contracted for, charged and collected hereunder or thereunder) shall permit a higher rate of interest.

          "Month" shall mean calendar month.

          "Moody's" shall mean Moody's Investors Service, Inc.

          "NationsBank" has the meaning specified in the Recitals hereto.

          "NationsBank Agreement" has the meaning specified in the Recitals hereto.

          "1996 Credit Agreement" has the meaning specified in the Recitals hereto.

          "Net Asset Sale Proceeds" shall mean the cash proceeds of the sale or disposition of assets (including by way of merger), and the cash proceeds of any insurance payments on account of the destruction or loss of property, by the Borrower or any of its Subsidiaries after the Effective Date, net of (a) any Indebtedness permitted by Section 7.1(viii) (purchase money Indebtedness and Capitalized Leases) secured by assets being sold in such transaction required to be paid from such proceeds, (b) income taxes that, as estimated by the Borrower in good faith, will be required to be paid by the Borrower or any of its Subsidiaries in cash as a result of, and within 16 months after, such sale or disposition, (c) reasonable reserves for liabilities resulting from the sale of assets and (d) all reasonable expenses of the Borrower or any of its Subsidiaries payable in connection with the sale or disposition; provided, however, that "Net Asset Sale Proceeds" shall not include:

               (i)  cash proceeds of asset sales permitted by
     Section 7.7;

               (ii) cash proceeds of mergers permitted by
     Section 7.9;

               (iii) cash proceeds that will be used to acquire replacement or other assets within 360 days after such sale, disposition, destruction or loss; provided, however, that if any amount in this clause (iii) is not actually used to acquire replacement or other assets within such 360-day period, such amount shall become Net Asset Sale Proceeds; and provided, further, that this clause (iii) shall not apply in the case of a sale or disposition of Refinery assets; or

               (iv) the first $1,000,000 of such cash proceeds
     (determined on a cumulative basis) received by the Borrower and its Subsidiaries following the date hereof.

          "Net Debt Proceeds" shall mean cash proceeds (net of reasonable out-of-pocket transaction and expenses) from the incurrence by any of the Related Persons after the Effective Date of Financing Debt other than Financing Debt permitted by Sections 7.1(i) (the Loan and BankBoston Loans), 7.1(viii) (purchase money Indebtedness and Capitalized Leases) and 7.1(x) (intercompany Indebtedness).

          "Net Equity Proceeds" shall mean the cash proceeds (net of reasonable out-of-pocket fees and expenses) received by any of the Related Persons in connection with any issuance by any of the Related Persons after the Effective Date of any shares of its common partnership units, preference partnership units or other capital stock, other equity interests or options, warrants or other purchase rights to acquire such capital stock or other equity interests to, or receipt of a capital contribution from, any Person (other than any Related Persons or their officers, employees and directors).

          "Net Worth" shall mean for any Person, at any date, the total equity of any Person, determined in accordance with GAAP, excluding the effect of any foreign currency translation adjustments.

          "New Preferred Units" shall mean, collectively, the New
Preferred Unit A, the New Preferred Unit B and the New Preferred
Unit C.

          "New Preferred Unit A" shall mean the New Preferred
Unit A of Borrower as described in the Restructuring Agreement.

          "New Preferred Unit B" shall mean the New Preferred
Unit B of Borrower as described in the Restructuring Agreement.

          "New Preferred Unit C" shall mean the New Preferred
Unit C of Borrower as described in the Restructuring Agreement.

          "Non-Discretionary Capital Expenditures" shall mean Capital Expenditures incurred to maintain property, plant and equipment of the Borrower and its Subsidiaries in accordance with applicable environmental laws and other applicable regulations and all other Capital Expenditures that are not Discretionary Capital Expenditures.

          "Note Agreement" shall mean that certain Note Agreement dated as of August 13, 1996 among Borrower and the Original
Lenders.

          "Notes" shall mean, collectively, the Series A Term Note, Series B-1 Term Note, Series B-2 Term Note, Series B-3 Term Note and the Series C Term Note, each in substantially the form set forth as Exhibit "A" hereto.

          "Obligations" means:

                    (i)    all present and future indebtedness,
     obligations and liabilities of Borrower to Lender including, but not limited to any indebtedness, obligations or liabilities arising pursuant to this Agreement, regardless of whether such indebtedness, obligations and liabilities are direct, indirect, fixed, contingent, joint, several, or joint and several and including without limitation (A) the Notes,
     (B) interest on any part of the Obligations, and (C) Expenses;

                    (ii) without limitation of the foregoing, all present and future indebtedness, obligations and liabilities of Borrower to Lender evidenced by or arising pursuant to any of the Loan Documents (excluding the Restructuring Agreement);

                    (iii) all costs incurred by Lender to obtain, preserve, perfect and enforce the liens and security interests securing payments of such indebtedness, liabilities and obligations, and to maintain, preserve and collect the property in which Collateral Agent or Lender has been granted a Lien to secure payment of the Loans or any part thereof, including but not limited to, taxes, assessments, insurance premiums, repairs, reasonable attorneys' fees and legal expenses, rent, storage charges, advertising costs, brokerage fees and expenses of sale; and

                    (iv)   all renewals, extensions and
     modifications of the indebtedness referred to in the foregoing clauses, or any part thereof.

          "Original Agent" has the meaning specified in the Recitals hereto.

          "Original Lenders" has the meaning specified in the Recitals hereto.

          "Original Loans" has the meaning specified in the Recitals hereto.

          "Payment Office" shall mean Chase Manhattan, ABA: 021-000-021, A/C: Goldman Sachs & Co., A/C# 930-1-011483, For final credit to:  Varde Fund IV-A, L.P., A/C# 002-041820, Reference:
Pride, or such other place as Lender may notify Borrower from time to time.

          "PBGC" shall mean the Pension Benefit Guaranty
Corporation, and any successor to all or any of the Pension Benefit Guaranty Corporation's functions under ERISA.

          "Permitted Liens" shall mean: (i) Liens granted to Collateral Agent and the Lender to secure the Obligations, (ii) Liens described on Exhibit "B" attached hereto, (iii) pledges or deposits made to secure payment of worker's compensation insurance (or to participate in any fund in connection with worker's compensation insurance), unemployment insurance, pensions or social security programs, (iv) Liens imposed by mandatory provisions of law such as for materialmen's, mechanics', warehousemen's and other like Liens arising in the ordinary course of business, securing Indebtedness whose payment is not yet due, (v) Liens for taxes, assessments and governmental charges or levies imposed upon a Person or upon such Person's income or profits or property, if the same are not yet due and payable or if the same are being contested in good faith and as to which adequate cash reserves in accordance with GAAP have been provided, (vi) Liens arising from good faith deposits in connection with tenders, leases, real estate bids or contracts (other than contracts involving the borrowing of money) otherwise permitted under this Agreement, pledges or deposits to secure public or statutory obligations and deposits to secure (or in lieu of) surety, stay, appeal or customs bonds and deposits to secure the payment of taxes, assessments, customs duties or other similar charges, (vii) encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, provided that such items do not impair the use of such property for the purposes intended, and none of which is violated by existing or proposed structures or land use, or (viii) Liens arising pursuant to any depository agreements between Borrower and Collateral Agent.

          "Person" shall mean an individual, a corporation, a joint venture, a general or limited partnership, a trust, an unincorporated organization, limited liability Borrower, a Tribunal or other legal recognized entity.

          "PIK Interest" shall mean any accrued interest payments on Financing Debt that are postponed or made through the issuance of "payment-in-kind" notes or other similar securities (including book-entry accrual with respect to such postponed interest payments), all in accordance with the terms of such Financing Debt; provided, however, that in no event shall PIK Interest include payments made with Cash or Cash Equivalents.

          "Plan" shall mean an employee benefit plan or other plan maintained by Borrower for employees of Borrower and covered by Title IV of ERISA, or subject to the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended.

          "Preferred Securities" shall mean, collectively, the New Preferred Units and the Preferred Units.

          "Preferred Units" shall mean, collectively, the Series B Units, the Series C Units and the Series D Units.

          "Pride Borger" shall mean Pride Borger, Inc., a Delaware corporation.

          "Pride Marketing" shall mean Pride Marketing of Texas
(Cedar Wind), Inc., a Texas corporation.

          "Pride Refining" shall mean Pride Refining, Inc., a Texas corporation.

          "Pride SGP" shall mean Pride SGP, Inc., a Texas corporation.

          "Pride SGP Agreement" shall mean the Equity Conversion
Agreement by and among Pride SGP, Borrower and Lender, dated
December 30, 1997 (including the subordination agreement to be executed in connection therewith).

          "Pride SGP Securities" shall mean the Indebtedness of the Borrower to Pride SGP and the Series D Preferred Units of the
Borrower issued to Pride SGP and described in the BankBoston Credit
Agreement.

          "Principal Payment Date" shall mean (i) the last Business day of each Calendar Quarter, beginning on the first such date after the Effective Date and (ii) the Maturity Date.

          "Process Agent" shall mean Brad Stephens, whose address is 1209 N. 4th, Abilene, Texas 79601.

          "Purchase Money Security Interest" shall have the meaning set forth in Section 9.107 of the Texas Business and Commerce Code.

          "Ranger Pipeline" shall mean that certain pipeline extending from Comyn, Texas to Ranger, Texas.

          "Redemption Price" shall have the meaning given it in the applicable Certificate of Designations for any Preferred
Securities.

          "Refinancing Date" shall mean the date on which the outstanding principal amount of the Series A Loan and all accrued but unpaid interest thereon shall have been repaid in full from proceeds of the BankBoston Credit Agreement by BankBoston or from another financial institution acceptable to the Lender and the Borrower.

          "Refinery" shall mean certain refinery known as the Pride Refinery, located in Jones County, Texas.

          "Refinery Deed of Trust" shall mean that certain Deed of Trust (with Security Agreement and Assignment of Rents and Leases), dated as of May 22, 1992, from Borrower and Pride Refining, Inc., to Marcia L. Bunnell, as Trustee, for the benefit of Original Agent, which instrument is recorded in Book 21, Page 19 of the Deed of Trust Records of Jones County, Texas, as same may have heretofore been, may contemporaneously herewith be or may hereafter be, amended, supplemented or otherwise modified, as assigned to Collateral Agent on the Effective Date.

          "Refinery Deed of Trust Amendment" shall mean the amendments to the Refinery Deed of Trust reflecting the assignment of the Refinery Deed of Trust to the Collateral Agent for the benefit of the Lender.

          "Related Persons" shall mean, collectively, Borrower and each Guarantor.

          "Rentals" of any Person shall mean, as of any date, the aggregate amount of the obligations and liabilities (including future obligations and liabilities not yet due and payable) of such Person to make payments under all leases, subleases and similar arrangements for the use of real, personal or mixed property.

          "Reportable Event" has the meaning specified in Title IV of ERISA.

          "Restructuring Agreement" has the meaning specified in the Recitals hereto.

          "S&P" shall mean Standard & Poor's, a division of The
McGraw Hill Companies, Inc.

          "Second Restated Security Agreement" shall mean the
Second Restated Security Agreement, dated December 30, 1997, as amended from time to time, executed by Borrower in favor of the Collateral Agent for the benefit of the Lender.

          "Series" has the meaning specified in Section 1.3.

          "Series A Term Loans" shall mean the "Series A Term
Loans" provided for in Section 2.1.

          "Series A Term Note" shall mean the promissory note provided for by Section 4.1(a) and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

          "Series B Term Loans" shall mean, collectively, the Series B-1 Term Loan, Series B-2 Term Loan and Series B-3 Term
Loan.

          "Series B-1 Term Loans" shall mean the "Series B-1 Term
Loans" provided for by Section 2.1.

          "Series B-1 Term Note" shall mean the promissory note provided for by Section 4.1(a) and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

          "Series B-2 Term Loans" shall mean the "Series B-2 Term
Loans" provided for by Section 2.1.

          "Series B-2 Term Note" shall mean the promissory note provided for by Section 4.1(a) and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

          "Series B-3 Term Loans" shall mean the "Series B-3 Term
Loans" provided for by Section 2.1.

          "Series B-3 Term Note" shall mean the promissory note provided for by Section 4.1(a) and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

          "Series C Term Loans" shall mean the "Series C Term
Loans" provided for in Section 2.1.

          "Series C Term Note" shall mean the promissory note provided for by Section 4.1(a) and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

          "Series A Unsecured Note" shall mean the unsecured promissory note into which the Convertible Senior Secured Series A Promissory Notes of Borrower in the original aggregate principal amount of $2,500,000 issued pursuant to the Note Agreement has been converted in accordance with the Note Agreement on the Effective Date.

          "Series B Notes" shall mean the Convertible Senior
Secured Series B Promissory Notes of Borrower in the original aggregate principal amount of up to $12,500,000 issued pursuant to the Note Agreement.

          "Series B Units" shall mean the Series B Cumulative
Convertible Preferred Units of Borrower into which the Series B
Notes have been converted on the Effective Date.

          "Series C Notes" shall mean the Convertible Senior
Secured Series C Promissory Notes of Borrower issued pursuant to the Note Agreement.

          "Series C Units" shall mean the Series C Cumulative
Convertible Preferred Units of Borrower into which the Series C
Notes have been converted on the Effective Date.

          "Series D Units" shall mean the Series D Cumulative
Preferred Units of Borrower issued on the Effective Date in connection with the Restructuring Agreement.

          "Seventh Amendment" has the meaning specified in the Recitals hereto.

          "Stage 3 Closing Date" shall mean the date on which the Stage 3 Transactions (as defined in the Restructuring Agreement) have been approved and adopted as a partnership amendment of the Borrower as contemplated by the Restructuring Agreement and all conditions precedent to the issuance of the New Preferred Units shall have been satisfied or waived and the Stage 3 Closing Date shall have occurred.

          "Stated Value" shall mean the Stated Value per New
Preferred Unit or Preferred Unit, in each case $1,000 per unit.

          "Subordinated Note" and "$450,000 Note" shall have the meaning specified in Section 7.1.

          "Subsidiary" shall mean, with respect to any Person, any corporation, association, partnership, joint venture, or other business or corporate entity, enterprise or organization which is directly or indirectly (through one or more intermediaries) controlled by or owned fifty percent or more by such Person.

          "Taxes" shall mean all taxes, assessments, fees or other charges from time to time or at any time imposed by any Tribunal.

          "Tribunal" means any state, commonwealth, federal, foreign, territorial or other court or governmental department, commission, board, bureau, agency or instrumentality.

          "Wholly Owned Subsidiary" shall mean any Subsidiary of which all of the outstanding capital stock (or other shares of beneficial interest) entitled to vote generally (other than directors' qualifying shares) is owned by the Borrower (or other specified Person) directly, or indirectly through one or more Wholly Owned Subsidiaries.

          "Year" shall mean calendar year.

          I.2  Other Definitional Provisions.

               (a) All terms defined in this Agreement shall have the above-defined meanings when used in the Notes or any Loan Documents, certificate, report or other document made or delivered pursuant to this Agreement, unless the context shall otherwise require.

               (b) Defined terms used herein in the singular shall import the plural and vice versa.

               (c) The words "hereof," "herein," "hereunder" and similar terms when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement.

               (d) Unless the context shall otherwise require, terms used herein which are not otherwise defined and which are defined in the Chapters 1 and/or 9 of the Texas Business & Commerce Code shall have the meaning therein, and in the event of conflict between such Chapters 1 and 9, Chapter 9 will prevail.

          I.3 Series and Types of Loans. Loans hereunder are distinguished by "Series". The "Series" of a Loan refers to whether such Loan is a Series A Term Loan, a Series B-1 Term Loan, a Series B-2 Term Loan, a Series B-3 Term Loan, or a Series C Term Loan, each of which constitutes a Series.


                           ARTICLE II

                 AMOUNTS AND TERMS OF THE LOANS

          II.1 Existing Loans. On the Effective Date, Original Loans outstanding under the 1996 Credit Agreement in an aggregate amount equal to [$37,000,000] shall automatically, and without any action on the part of any Person, be designated as Series A Term Loans, Series B-1 Term Loans, Series B-2 Term Loans, Series B-3 Term Loans and Series C Term Loans hereunder in the respective amounts indicated on Schedule 2.1 hereto. Borrower shall not be entitled to reborrow, and the Lender shall not be obligated to loan, any sum that may be, or has been, repaid on the Loans.

          II.2 Intentionally Omitted.

          II.3 Intentionally Omitted.

          II.4 Intentionally Omitted

          II.5 Intentionally Omitted.

          II.6 Repayment and Interest.

               (a)  Repayment.  Borrower shall repay the
outstanding principal balances of the Loans, together with accrued interest from time to time outstanding on such outstanding principal balances, as follows:

                    (i)  all accrued and unpaid interest on the
     Loans shall be due and payable on the Interest Payment Date, commencing on January 31, 1998, and continuing on each Interest Payment Date thereafter until the Maturity Date; provided, however, that on any date upon which interest shall be payable hereunder, the Borrower shall pay the applicable amount of PIK Interest hereunder on (x) the Series A Term Loan by adding the amount of such interest to the principal (such amount when so added, "Capitalized Series A Interest") of the Series A Term Loan (any such interest so added to the principal of such Series A Term Loan shall bear interest hereunder as if it had originally been part of the principal of the Series A Term Loan), and (y) the Series B-3 Term Loan by adding the amount of such interest to the principal of the Series B-3 Term Loan (and any such interest so added to the principal of such Series B-3 Term Loan shall bear interest hereunder as if it had originally been part of the principal of the Series B-3 Term Loan);

                    (ii) on each Principal Payment Date in each Year set forth below, the Borrower will pay to the Lender as a prepayment of the Series A Term Loan the lesser of (x) the amount set forth below for such date or (y) the amount of the Series A Term Loan then outstanding:


     Principal Payment Date          Amount

     1998                            $375,000
     1999                            $562,500
     2000                            $625,000
     2001                            $750,000
     2002                            $750,000;


                    (iii)     on June 30, 1998, the Borrower will
     pay to the Lender as a prepayment of the Series A Term Loan the amount of the Series A Capitalized Interest then outstanding; and

                    (iv) all amounts outstanding on all Loans shall be due and payable on the Maturity Date.

               (b)  Interest Rates.

                    (i) Loans. The principal balance from time to time outstanding under the Loans shall bear interest at the Interest Rate.

                    (ii) Maximum Rate Interest Adjustments.
     Notwithstanding the foregoing provisions of this Section 2.6(b), if the amount of interest payable hereunder on any Interest Payment Date in respect of the immediately preceding interest computation period would, if based solely upon the Interest Rate, exceed the maximum amount allowed by law, the amount of interest payable on such Interest Payment Date shall be automatically reduced to the maximum amount allowed by law.

     If the amount of interest payable hereunder in respect of any interest computation period is reduced based upon the Maximum Rate or the maximum amount of interest allowed by law and the amount of interest payable hereunder in respect of any subsequent interest computation period would be less than the maximum amount allowed by law, then the amount of interest payable hereunder in respect of such subsequent interest computation period shall be automatically increased to such maximum amount allowed by law, until such time as the interest that would have been payable under the immediately preceding sentence is fully paid.

                    (iii)     Maturity.  Each Loan and any other
     amount becoming due hereunder, by acceleration or otherwise, shall bear interest after maturity or date due at a rate per annum equal to the Default Rate.

          II.7 Prepayments.

               (a) Optional Prepayments. The Borrower may from time to time prepay all or any portion of the Loans (in a minimum amount of $1,000,000 and in integral multiples of $500,000, or such lesser amount as is then outstanding), without premium or penalty of any type. Prepayments made under this Section 2.7 shall be applied to the Series A Term Loan until the Series A Term Loan is prepaid in full, then ratably to each of the respective Series B Term Loans until the Series B Term Loans are prepaid in full, and then to the Series C Term Loan until the Series C Term Loan is prepaid in full; provided, however, that from and after the Refinancing Date, the Borrower shall not prepay any Loans under this Section 2.7 until the Term Loan (as defined in the BankBoston Credit Agreement) shall have been prepaid in full. The Borrower shall give the Lender at least five days prior notice of its intention to prepay the Loans under this Section 2.7, specifying the date of payment, the total amount of the Loans to be paid on such date and the amount of interest to be paid with such prepayment.

               (b) Excess Cash Flow. Within five Business Days after the date annual financial statements have been (or are required to have been) furnished by the Borrower to the Lender in accordance with Section 6.1, commencing with such financial statements for the fiscal year ended December 31, 1998, the Borrower shall pay to the Lender as a prepayment of the Loans, to be applied as provided in Section 2.7(f), in an amount equal to 75% of Consolidated Excess Cash Flow for its most recently completed fiscal year; provided, however, that from and after the Refinancing Date, the Borrower shall not prepay any Loans under this Section
2.7 until the Term Loan (as defined in the BankBoston Credit Agreement) shall have been prepaid in full.

               (c) Proceeds from New Securities Issuances. Within 30 days of the issuance by any of the Related Persons of any Net Debt Proceeds or Net Equity Proceeds, the Borrower shall pay to the Lender as a prepayment of the Loans, to be applied as provided in
Section 2.7(f), one hundred percent (100%) of such proceeds realized by the Related Persons from such issuance of debt or equity securities; provided, however, that from and after the Refinancing Date, the Borrower shall not prepay any Loans under this Section 2.7 until the Term Loan (as defined in the BankBoston Credit Agreement) shall have been prepaid in full.

               (d) Proceeds from Asset Sales and Issuance. With 30 days after the receipt by any of the Related Persons of any Net Asset Sale Proceeds, the Borrower shall pay to the Lender as a prepayment of the Loans, to be applied as provided in
Section 2.7(f), one hundred percent (100%) of such proceeds; provided, however, that from and after the Refinancing Date, the Borrower shall not prepay any Loans under this Section 2.7 until the Term Loan (as defined in the BankBoston Credit Agreement) shall have been prepaid in full.

               (e) Proceeds from Legal Claims. The Borrower shall immediately pay to the Lender as a prepayment of the Loans, to be applied as provided in Section 2.7(f), all proceeds from the settlement of or successful prosecution of any legal claims; provided, however, that from and after the Refinancing Date, the Borrower shall not prepay any Loans under this Section 2.7 until the Term Loan (as defined in the BankBoston Credit Agreement) shall have been prepaid in full; provided further, however, that any proceeds from the DFSC Claim shall be applied as follows: (x) the first $6,000,000 (or, if less, all of such proceeds) to reduce the Series A Term Loan, (y) the next $5,000,000 to ratably reduce each of the respective Series B Term Loans or if applicable, redeem the New Preferred Unit A held by Lender provided, however, that funds applied to the redemption of New Preferred Unit A as provided herein shall be so applied with respect to the initial Stated Value of the New Preferred Units being redeemed and any portion of the Redemption Price of such New Preferred Units attributable to adjustments to Stated Value shall be paid out of other funds of Borrower, and (z) the remainder, if any, shall be paid (i) two-thirds to the Borrower (and need not be applied to prepay the Loans) and (ii) one-third to Lender (and applied first to prepay any Loans (if not previously prepaid), then to prepay the Series A Unsecured Note, and then to redeem the Preferred Units or New Preferred Units, as the case may be, held by Lender.

               (f) Order of Application. Prepayment of the Loans made pursuant to Sections 2.7(b)-(e) shall be applied first to the principal amount of the Series A Term Note which is due on the Maturity Date and then to the installments required to be made to the Series A Term Loan pursuant to Section 2.6(a) in the inverse order of the maturity thereof so that no partial prepayment of the Series A Term Loan shall affect the obligation of the Borrower to make prepayments required by Section 2.6(a). Thereafter, prepayments shall be applied ratably amongst the Series B Term Notes until the Series B Term Loans are paid in full, and then to the Series C Term Note until the Series C Term Loan is paid in full.

               (g) Payment with Accrued Interest, etc. At the time of any prepayments of the Loans, the Borrower shall pay to the Lender the principal amount to be prepaid, together with unpaid interest in respect thereof accrued to the date of prepayment. If notice of prepayment is given in accordance with Section 2.7(a), the amount specified to be prepaid shall become due and payable on the date specified for prepayment in such notice.

          II.8 Payments and Computations.

               (a) Time of Payment. Borrower shall make each payment hereunder and under the Notes not later than 11:30 A.M. (Minneapolis, Minnesota time) on the day when due in lawful money of the United States of America to Lender at its Payment Office in immediately available funds. For purposes of determining the time of payment only, receipt by Lender of a Federal Reserve reference number with respect to a payment by Borrower will be deemed to be receipt by Lender of such payment.

               (b)  Computation of Interest and Fees.  All
computations of interest shall be made by Lender on the basis of a year of 365 or 366 days, as the case may be, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest is payable.

               (c) Business Day Payment. Whenever any payment to be made hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest.

          II.9 Notation on Schedule. Lender shall, and is hereby authorized by Borrower to, place appropriate notations on the schedule to the Notes evidencing the date, amount and maturity of each Loan and the amount of each payment of principal; provided, however, the failure of Lender to make any such notation shall not limit or otherwise affect the obligations of Borrower under the Notes or this Agreement.

          II.10     Intentionally Omitted.

          II.11 Existing Collateral. Borrower and each Guarantor hereby acknowledge, ratify and confirm that each and every security agreement, mortgage, deed of trust, assignment, pledge, financing statement, stock or bond power or other security document or instrument heretofore executed by Borrower or such Guarantor in favor of the Original Agent or Original Lenders, as security for the obligations of Borrower or such Guarantor, or any of them, under the 1996 Credit Agreement or otherwise (including, without limitation, the Refinery Deed of Trust), do and shall also secure the Obligations and each and all other or additional liabilities of Borrower and each Guarantor, or any of them, hereunder or under the Loan Documents (excluding the Restructuring Agreement) and each part of the Obligations and such other liabilities and any and all renewals, extensions, modifications and amendments thereof or thereto.


                           ARTICLE III

                      INTENTIONALLY OMITTED



                           ARTICLE IV

                      CONDITIONS PRECEDENT

          IV.1 Effectiveness. The effectiveness of this Agreement (and the amendment and restatement of the 1996 Credit Agreement to be effected hereby), and the obligation of the Lender to make Loans hereunder on the Effective Date, are subject to (i) the condition precedent that such effectiveness shall occur on or before December 31, 1997 and (ii) the receipt by the Lender of the following documents, each of which shall be satisfactory to the Lender in form and substance.

               (a)  Notes.  The duly executed Series A Term Note,
Series B-1 Term Note, Series B-2 Term Note, Series B-3 Term Note and Series C Term Note for the Lender.

               (b) Assignment of Collateral Security. Instrument of transfer executed by the Original Agent pursuant to which the Original Agent shall have transferred to the Collateral Agent for the benefit of the Lender all rights of the Original Agent and Original Lenders under each security agreement, pledge agreement, deed of trust or similar instrument executed in favor of the Original Agent pursuant to the 1996 Credit Agreement or any previous credit agreement.

               (c) Collateral Documents. Multiple counterparts of the following, duly executed by the applicable party(ies) thereto;

                   (i) such supplements, amendments and/or modifications of and to the existing Collateral Documents as the Lender shall request, in form and substance acceptable to the Lender, to reflect of record the execution of this Agreement and the Notes and that such Collateral Documents secure the Obligations;

                  (ii)        a Third Restated Guaranty Agreement
     executed by Pride Refining;

                 (iii)        a Third Restated Guaranty Agreement
     executed by Pride SGP;

                  (iv) a Second Restated Guaranty Agreement executed by Pride Borger;

                   (v) a Second Restated Guaranty Agreement executed by Pride Marketing;

                  (vi)        a Third Restated Guaranty Agreement
     executed by Desulfur Partnership;

                 (vii) a Second Restated Security Agreement executed by the Borrower; and

                (viii)        such other or additional security
     agreements, collateral pledges, financing statements, title opinions, certificates, agreements and other documents as the Lender shall request.

               (d) Opinions of Counsel. Favorable opinions of legal counsel for Borrower and each Guarantor, in such form as shall be acceptable to Lender and Lender's counsel.

               (e) Partner's Closing Certificates. A certificate signed by a Financial Officer of Pride Refining, as managing general partner of Borrower, stating that (to the best knowledge and belief of such Person, after reasonable and due investigation and review of matters pertinent to the subject matter of such certificate): (i) all of the representations and warranties contained herein and the other Loan Documents are true and correct as of the date hereof and (ii) no event has occurred and is continuing, or would result from the execution of this Agreement, which constitutes a Default or an Event of Default.

               (f) Incumbency Certificates. A certificate of an officer of Pride Refining, as managing general partner of Borrower and an officer of each Guarantor which shall certify the names of the Person authorized to sign each of the Loan Documents to be executed by such Person and the other documents or certificates to be delivered by such Person pursuant to the Loan Documents, together with the true signatures of each such Person. Lender may conclusively rely on the certificates until Lender shall receive a further certificate of a partner of Borrower or an officer of a Guarantor canceling or amending the prior certificate and submitting the signatures of the persons named in such further certificate.

               (g) Resolutions. Resolutions of each Guarantor duly adopted by the Board of Directors of each Guarantor in form and content satisfactory to Lender and Lender's counsel.

               (h) Corporate Certificates. A copy of the Charter and By-Laws of each Guarantor and all amendments thereto, certified by the corporate secretary of the applicable Guarantor, together with certificates of existence and good standing (or other similar instruments) for such Guarantor issued by the Secretary of State of the state of incorporation of such Guarantor, and certificates of qualification and good standing (or other similar instruments) for such Guarantor issued by the Secretary of State of each of the states wherein such Guarantor is qualified to do business as a foreign corporation, each dated within ten days of the Effective Date.

               (i)  Shareholder Agreement.  A copy of the
shareholder agreement of each Guarantor, and all amendments thereto, certified by the secretary or assistant secretary of such Guarantor as being true, correct and complete as of the date of such certification.

               (j) Partnership Agreement. A copy of the Second Amended and Restated Partnership Agreement and Certificate of Limited Partnership for Borrower and all amendments thereto, certified by the corporate secretary of Pride Refining as the managing general partner of Borrower, and certificates of qualification and good standing (or similar instruments) for Borrower issued by the Secretary of State of the state of formation of Borrower and of each of the states wherein Borrower is qualified to do business, each dated within ten (10) days of the Effective Date.

               (k) Litigation. Certificates signed by a Financial Officer of Pride Refining, as managing general partner of Borrower stating that no litigation, investigation or proceeding before or by an arbitrator or tribunal is continuing or threatened against such party or any of their officers, directors, partners or affiliates (i) with respect to this Agreement, the Collateral Documents, any other Loan Documents or any of the transactions contemplated hereby or thereby, or (ii) which could have a material adverse effect on Borrower, except as described in the certificate and acceptable to Lender. Lender shall also receive either a summary and analysis of all litigation in which such party or any of the officers, directors, partners or affiliates are involved or an opinion of counsel, in form and substance acceptable to Lender, to the effect that no litigation in which such party is involved would, in the event of an adverse determination, have a material adverse effect.

               (l) Insurance. Evidence satisfactory to Lender that Borrower has obtained the insurance policies required by this Agreement and the Collateral Documents.

               (m) Perfection of Security. Each Related Party shall have duly authorized, executed, acknowledged, delivered, filed, registered and recorded such security agreements, notices, financing statements and other instruments, including without limitation filings under FACA, as the Lender may have reasonably requested in order to perfect the Liens purported or required pursuant to the Collateral Documents to be created in the Collateral and shall have paid all filing or recording fees or taxes required to be paid in connection therewith, including any recording, mortgage, documentary, transfer or intangible taxes.

               (n) Fees and Expenses. Evidence satisfactory to Lender that Borrower has paid all fees and expenses provided herein to be paid by Borrower, including, without limitation, (i) all fees and expenses of counsel to the Lender as of the Effective Date in connection with this Agreement and/or the transactions contemplated hereby and (ii) the Transaction Fee and Additional Purchase Price Adjustment Fee (each as defined in the Seventh Amendment), provided that the Lender shall be deemed to have made a Revolving Loan (as defined in the 1996 Credit Agreement) to the Borrower immediately prior to the Effective Date which shall be applied to the payment of the Transaction Fee and Additional Purchase Price Adjustment Fee.

               (o)  Refinery Deed of Trust and Title Opinions .
The following documents each of which shall be executed (and, where appropriate, acknowledged) by Persons satisfactory to the Lender:

                 (i) the Refinery Deed of Trust Amendment, duly executed and delivered by the Borrower in recordable form (in such number of copies as the Lender shall have requested); and

                (ii)    title opinions with respect to the
     validity and priority of the Liens created under certain of the Collateral Documents, subject only to such exceptions as are satisfactory to the Lender.

               (p)  Intercreditor Agreement.  The Intercreditor
Agreement, duly executed and delivered by BankBoston, the Lender and the Collateral Agent, which each of the Related Parties shall have consented thereto.

               (q) Reorganization Transactions. Evidence that prior to or concurrently with the effectiveness of this Agreement, each of the following actions shall have been taken, in each case upon terms, and in a manner, in form and substance satisfactory to the Lender:

                 (i) each of the conditions precedent specified in Section 1 of the Restructuring Agreement shall have been satisfied in all material respects (or waived with the consent of the Lender); and

                (ii) the Borrower shall have unconditionally released each of the Original Lenders from any claim, known or unknown, actual or contingent and whether or not liquidated in amount, that the Borrower may possess against any of the Original Lenders under or in connection with the 1996 Credit Agreement, or otherwise.

               (r) BankBoston Credit Agreement. Evidence that BankBoston shall have made available to the Borrower revolving credit facilities for the purposes of providing working capital financing for the operations of the Borrower, in each case upon terms (and pursuant to agreements and other instruments that shall have been executed and delivered by BankBoston and the relevant Related Persons) in form and substance satisfactory to the Lender. In addition, the Lender shall have received copies of (x) each BankBoston Loan Document, each as in effect on the Effective Date, and (y) each agreement, certificate, opinion of counsel or other writing delivered by any party to the BankBoston Loan Documents in connection with the closings thereunder, together with a letter from counsel to the Borrower authorizing reliance by the Lender on any opinion delivered by such counsel in connection therewith.

               (s) Absence of Defaults; Truth of Representations. Evidence that, both immediately prior to such effectiveness (and the making of any such Loan) and also after giving effect thereto and to the other transactions contemplated hereunder to occur on the Effective Date:

                 (i)    no Default shall have occurred and be
     continuing; and

                (ii) the representations and warranties made by the Related Persons in Section 5, and by each Related Person in each of the other Loan Documents to which it is a party, shall be true and complete on and as of the Effective Date with the same force and effect as if made on and as of the Effective Date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date.)

In addition, the Lender shall have received a certificate of a senior officer of the Borrower, dated the Effective Date, to the effect set forth in the preceding sentence.

               (t) 1996 Credit Agreement Matters. Evidence that all accrued and unpaid interest, fees and other amounts (other than principal of such "Original Loans" being designated as Loans) owing under the 1996 Credit Agreement on the Effective Date shall have been paid in full and (iii) all "Letters of Credit" (as defined therein) outstanding on the Effective Date shall have been terminated (or arrangements for the respective reimbursement obligations thereunder to be paid shall have been made in a manner satisfactory to the Lender).

               (u) Additional Information. Such other information and documents as may reasonably be required by Lender and Lender's counsel.

               (v) Pride SGP Agreement. The Pride SGP Agreement, duly executed and delivered by Pride SGP and Borrower, in form and substance satisfactory to the Lender.


                            ARTICLE V

                 REPRESENTATIONS AND WARRANTIES

          To induce Lender to enter into this Agreement, each Related Person represents and warrants to Lender that:

          V.1  Organization and Good Standing.

               (a) Each Related Person which is a corporation or partnership is duly organized and validly existing in good standing under the laws of the state of its organization.

               (b) Each Related Person is duly qualified as a foreign corporation or partnership and in good standing in all states in which it is doing business and has all corporate or partnership power and authority to own its properties and assets and to transact the business in which it is engaged and is or will be qualified in those states wherein it proposes to transact business in the future.

          V.2  Authorization and Power.

               (a) Each Related Person has full corporate or partnership power and requisite authority to execute, deliver and perform the Loan Documents to which it is a party. Each Related Person is duly authorized to, and has taken all action necessary to authorize such Related Person to execute, deliver and perform the Loan Documents executed by such Related Person. Each Related Person is and will continue to be duly authorized to perform the Loan Documents executed by such Related Person.

               (b) Each Related Person possesses all franchises, certificates, licenses, permits and other authorizations from governmental political subdivisions or regulatory authorities, free from burdensome restrictions, that (i) are necessary for the ownership, maintenance and operations of its properties and assets, and (ii) the loss of which could have a material adverse effect on such Related Person's business, and such Related Person is not in violation of any provision thereof.

          V.3 No Conflicts or Consents. Neither the execution and delivery of the Loan Documents, nor the consummation or any of the transactions therein contemplated, nor compliance with the terms and provisions thereof, will contravene or materially conflict with any provision of law, statute or regulation to which any Related Person is subject or any judgment, license, order or permit applicable to any Related Person, or any indenture, loan agreement, mortgage, deed of trust, or other agreement or instrument to which any Related Person may be bound, or to which any Related Person may be subject, or violate any provision of any Related Person's Charter or By-Laws. No consent, approval, authorization or order of any Tribunal or third party is required in connection with the execution and delivery by the Related Persons of the Loan Documents or to consummate the transactions contemplated hereby or thereby.

          V.4 Enforceable Obligations. The Loan Documents have been duly executed and delivered by each Related Person which is a party thereto, and are the legal and binding obligations of such Related Person, enforceable in accordance with their respective terms, except as limited by Debtor Laws.

          V.5 No Liens. Except for Permitted Liens, all of the properties and assets of each Related Person are free and clear of all Liens and other adverse claims of any nature, and each Related Person has good and indefeasible title to such properties and assets.

          V.6 Financial Condition. Borrower has delivered to Lender copies of (i) the audited annual financial statements dated as of December 31, 1996, and (ii) the unaudited quarterly financial statements dated as of September 30, 1997 certified by Borrower that such financial statements are true and correct, fairly represent the financial condition of the Related Persons as at such date and have been prepared in accordance with GAAP applied on a basis consistent with that of prior periods. As of the Effective Date, there are no obligations, liabilities or Indebtedness (including contingent and indirect liabilities and obligations) of any Related Person which are (separately or in the aggregate) material and are not reflected in such financial statements and no changes having a material adverse effect have occurred since the date of such financial statements.

          V.7 Full Disclosure. There is no material fact that the Related Persons have not disclosed to Lender which could have a material adverse effect on the properties, business, prospects or condition (financial or otherwise) of Borrower or any other Related Person. Neither the financial statements referenced in Section 5.6, nor any certificate or statement delivered herewith or heretofore by any Related Person to Lender in connection with negotiations of this Agreement, contains any untrue statement of a material fact or omits to state any material fact necessary to keep the statements contained herein or therein from being misleading.

          V.8 No Default. No event has occurred and is continuing which constitutes a (i) Default or an Event of Default or (ii) Default or Event of Default (each as defined in the BankBoston Credit Agreement) under the BankBoston Credit Agreement.

          V.9 Material Agreements. No Related Person is in default in any material respect under any contract, lease, loan agreement, indenture, mortgage, security agreement or other material agreement or obligation to which such Related Person is a party or by which any of its properties is bound. Exhibit "C" hereto sets forth all agreements and instruments material to the Borrower and its Subsidiaries on a Consolidated basis.

          V.10 No Litigation. Except as set forth on Exhibit "D", there are no actions, suits or legal, equitable, arbitration or administrative proceedings pending, or to the knowledge of any Related Person threatened, against such Related Person that could, if adversely determined, have a material adverse effect.

          V.11 Burdensome Contracts. No Related Person is a party to, or bound by, any contract which is a burdensome contract having a material adverse effect.

          V.12 Regulatory Defects. As of the date hereof, no Related Person has been advised nor has actual knowledge of its failure to comply with all applicable laws, rules, regulations, and all orders of any Tribunal applicable to it or any of its property, business or operations or transactions thereto would, if adversely determined, have a material adverse effect.

          V.13 Use of Proceeds; Margin Stock. The proceeds of the Loans will be used by Borrower to renew and extend the principal amount outstanding under the Original Loans or for the working capital requirements of the Borrower. None of such proceeds will be used for the purpose of purchasing or carrying any "margin stock" as defined in Regulation U, Regulation X, or Regulation G, or for the purpose of reducing or retiring any Indebtedness which was originally incurred to purchase or carry a margin stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of such Regulation U, Regulation X, or Regulation G. Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stocks. Neither Borrower nor any Person acting on behalf of Borrower has taken or will take any action which might cause the Notes or any of the other Loan Documents, including this Agreement, to violate Regulation U, Regulation X, or Regulation G or any other regulations of the Board of Governors of the Federal Reserve System or to violate Section 8 of the Securities Exchange Act of 1934 or any rule or Regulation thereunder, in each case as now in effect or as the same may hereinafter be in effect.

          V.14 No Financing of Corporate Takeovers. None of the proceeds of the Loans will be used to acquire any security in any transaction which is subject to Section 13 or 14 of the Securities Exchange Act of 1934, including particularly (but without limitation) Sections 13(d) and 14(d) thereof.

          V.15 Taxes. All tax returns required to be filed by any Related Person in any jurisdiction have been filed or properly extended and all taxes (including mortgage recording taxes), assessments, fees and other governmental charges upon any Related Person or upon any of its properties, income or franchises have been paid prior to the time that such taxes could give rise to a Lien thereon. There is no proposed tax assessment against any Related Person, except as disclosed pursuant to Section 4.1(k).

          V.16 Principal Office, Etc. The principal office, chief executive office and principal place of business of each Related
Person is 1209 N. 4th, Abilene, Texas 79601. Each Related Person maintains its principal records and books at such address.

          V.17 ERISA. (a) No Reportable Event has occurred and is continuing with respect to any Plan; (b) PBGC has not instituted proceedings to terminate any Plan; (c) neither any Related Person, any member of the Controlled Group, nor any duly-appointed administrator of a Plan (i) has incurred any liability to PBGC with respect to any Plan other than for premiums not yet due or payable, or (ii) has instituted or intends to institute proceedings to terminate any Plan under Sections 4041 or 4041A of ERISA or withdraw from any Multi-Employer Pension Plan (as that term is defined in Section 3(37) of ERISA); and (d) each Plan of each Related Person has been maintained and funded in all material respects in accordance with its terms and with all provisions of ERISA applicable thereto.

          V.18 Compliance with Law. Each Related Person is in compliance with all laws, rules, regulations, orders and decrees which are applicable to such Related Person, or its properties.

          V.19 Government Relation. No Related Person is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Investment Company Act of 1940 (as any of the preceding acts have been amended), or any other law (other than Regulation X) which regulates the incurring by such Related Person of Indebtedness, including but not limited to laws relating to common contract carriers or the sale of electricity, gas, steam, water, or other public utility services.

          V.20 Intentionally Omitted.

          V.21 Subsidiaries and Stock. Borrower does not own capital stock or other ownership interests in any Person, except a 99% ownership interest in Desulfur Partnership, 100% ownership of Pride Marketing and 100% ownership of Pride Borger. Pride Refining does not own capital stock or other ownership interests in any Person, except a 1.9% general partnership interest in Borrower. Pride SGP does not own capital stock or other ownership interests in any Person; except a 0.1% general partnership interest and a 4.9% common limited partnership interest in Borrower. Pride Marketing does not own capital stock or other ownership interests in any Person except a 1% general partnership interest in Desulfur Partnership. Pride Borger does not own capital stock or other ownership interests in any Person. Desulfur Partnership does not own any capital stock or other ownership interest in any Person.

          V.22 Fair Labor Standards Act. Each Related Person has complied with, and will continue to comply with, the provisions of the Fair Labor Standards Act of 1938, 29 U.S.C. Section 200, et seq., as amended from time to time (the "FLSA"), including specifically, not without limitation, 29 U.S.C. Section 215(a). This representation and warranty shall constitute written assurance from each Related Person, given as of the date hereof, that each Related Person has complied with the requirements of the FLSA, in general, and Section 215(a)(1), thereof, in particular.

          V.23 Casualties. Neither the business nor the properties of any Related Person is currently affected by any environmental hazard, fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or other casualty (whether or not covered by insurance), which could have a material adverse effect.

          V.24 Investment Company Act.  No Related Person is an
"investment company" registered or required to be registered under the Investment Company Act of 1940, as amended, and is not controlled by such a company.

          V.25 Hazardous Substances.

               (a) To the best of each Related Person's knowledge: (i) all environmental permits, certificates, licenses, approvals, registrations and authorizations required under all Environmental Laws in connection with the business of such Related Person has been obtained and (ii) such Related Person's business operations are in compliance with all Environmental Laws.

               (b)   Except as disclosed on Exhibit "E", no
unremedied notice, citation, summons or order has been issued, no unremedied complaint has been filed, no unremedied penalty has been assessed and, to the best of each Related Person's knowledge, no investigation or review is pending or threatened by any governmental entity under any Environmental Law or with respect to any generation, treatment, storage, recycling, transportation or disposal of any hazardous or toxic or polluting substance or waste (including petroleum products and radioactive materials) generated or used ("Hazardous Substances") by such Related Person.

               (c) Except as disclosed on Exhibit "E", no Related Person has received any request for information, notice of claim, demand or other notification that such Related Person is or may be potentially responsible with respect to any investigation or clean-up of any threatened or actual release of any Hazardous Substance or any other violation of any Environmental Laws.

               (d) Except as disclosed on Exhibit "E", there are no underground storage tanks, active or abandoned, at any property now owned, operated or leased by any Related Person.

               (e)   Except as set forth on Exhibit "E", no
environmental inspections, investigations, studies, audits, tests, reviews or other analyses are currently being conducted in relation to any property or business now owned, operated, or leased by any Related Person, and each Related Person shall promptly forward a copy to Lender of any such environmental inspections, investigations, studies, tests, reviews or other analyses; provided, that no Related Person makes any representation or warranty with respect to environmental inspections, investigations, studies, audits, tests, reviews or other analyses conducted by or on behalf of Lender.

          V.26 Collateral Documents; Description of Assets.
Subject to the terms of the Intercreditor Agreement, the Collateral Documents constitute perfected first priority Liens in favor of Collateral Agent for the benefit of Lender upon all of the right, title and interest of each Related Person in and to (i) Refinery and all real and personal property owned or used in connection therewith, subject only to Permitted Liens and (ii) all of the properties described in Exhibit "F" attached hereto and all real and personal property owned or used in connection therewith, subject only to Permitted Liens. No other filings, approvals, consents, authorizations or orders of any Tribunal or third party is required to maintain the effectiveness and priority of the Liens under the Collateral Documents.

          V.27 Corporate Name. No Related Person has during the preceding five years, been known as or used any other partnership, corporate, fictitious or trade names. Except as set forth on Exhibit "G", no Related Person has been, during the preceding five years, the survivor of a merger or consolidation or acquired all or substantially all of the assets of any Person.

          V.28 Representations and Warranties. The delivery of any document to Lender under the terms of this Agreement shall constitute, without the necessity of specifically containing a written statement, a representation and warranty by Borrower that no Default or Event of Default exists and that all representations and warranties contained in this Article V or in any other Loan Document are true and correct on and as of such date.

          V.29 Survival of Representations and Warranties. All representations and warranties by the Related Persons herein shall survive delivery of the Notes, and any investigation at any time made by or on behalf of Lender shall not diminish Lender's right to rely thereon.

          V.30 Solvency. As of the Effective Date, no obligation shall have been incurred by any Related Person pursuant to any Loan Document with the intent to hinder, delay, disturb or defraud creditors of any Related Person and no Related Person (i) shall be insolvent (within the meaning of Section 101(32) of Title 11 of the United States Code, as amended or Section 2 of the Uniform Fraudulent Transfer Act) or shall become "insolvent" (after giving effect to the transactions contemplated in any Loan Document) as a result of the incurrence of any such obligation; (ii) shall be engaged in any business or transaction with unreasonably small capital (after giving effect to the transactions contemplated in any Loan Document); and (iii) shall be unable to perform its contingent obligations and other commitments as they mature in the normal course of business.

          V.31 Intentionally Omitted.

          V.32 BankBoston. Each representation and warranty made by each Related Person in any BankBoston Loan Document is true and correct.

          V.33 Original Collateral Documents. Exhibit "H" sets forth all of the existing security agreements, pledge agreements, deeds of trust, guarantees or similar instruments executed in favor of the Original Agent and Original Lenders as in effect immediately prior to the Effective Date.


                           ARTICLE VI

                      AFFIRMATIVE COVENANTS

          Until payment in full of the Notes and the payment in full and performance of the Obligations, and the termination of this Agreement, each Related Person agrees that (unless Lender shall otherwise consent in writing) it will comply with the following covenants:

          VI.1 Financial Statements and Reports. Each of the Borrower and its Subsidiaries shall maintain a system of accounting in which correct entries shall be made of all transactions in relation to their business and affairs in accordance with generally accepted accounting practice. The fiscal quarters of the Borrower and its Subsidiaries shall end on March 31, June 30, September 30 and December 31 in each year.

               (a) Annual Reports. The Borrower shall furnish to the Lender as soon as available, and in any event within 90 days after the end of each fiscal year (or, if such 90th day is not a Business Day, the next succeeding Business Day), the audited Consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such fiscal year, the Consolidated statements of income and Consolidated statements of changes in partners' equity and cash flows of the Borrower and its Subsidiaries for such fiscal year (all in reasonable detail) and comparative figures for the immediately preceding fiscal year, all accompanied by:

                    (i) Reports of Ernst & Young LLP (or, if they cease to be auditors of the Borrower and its Subsidiaries, other independent certified public accountants of recognized national standing reasonably satisfactory to the Lender), containing no material qualification, to the effect that they have audited the foregoing Consolidated financial statements in accordance with generally accepted auditing standards and that such Consolidated financial statements present fairly, in all material respects, the financial position of the Borrower and its Subsidiaries covered thereby at the dates thereof and the results of their operations for the periods covered thereby in conformity with GAAP.

                    (ii)      The statement of such accountants
     that they have caused this Agreement to be reviewed and that in the course of their audit of the Borrower and its Subsidiaries no facts have come to their attention that they have no knowledge of any Default under Sections 6.2 through 6.15, or Sections 6.17 through 6.20, or, if such is not the case, specifying such Default and the nature thereof. This statement is furnished by such accountants with the understanding that the examination of such accountants cannot be relied upon to give such accountants knowledge of any such Default except as it related to accounting and auditing matters within the scope of their audit.

                    (iii) A certificate of the Borrower signed by a Financial Officer to the effect that such officer has caused this Agreement to be reviewed and has no knowledge of any Default, of if such officer has such knowledge, specifying such Default and the nature thereof, and what action the Borrower has taken, is taking or proposes to take with respect thereto.

                    (iv)      Computations by the Borrower
     comparing the financial statements referred to above with the most recent budget for such fiscal year furnished to the Lender in accordance with Section 6.1(d).

                    (v) Computations by the Borrower in
     substantially the form of Exhibit "I" demonstrating, as of the end of the fiscal year, compliance with the Computation
     Covenants, signed by a Financial Officer.

                    (vi) Calculations, as of the end of such fiscal year, of (i) the Accumulated Benefit Obligations for each Plan (other than Multiemployer Plans) and (ii) the fair market value of the assets of such Plan allocable to such benefits.

                    (vii)     Supplements to the Exhibits to the
     Second Restated Security Agreement showing any changes in the information set forth in such exhibits not previously furnished to the Lender in writing, as well as any changes in the Charter, By-Laws or incumbency of officers of the Related Persons from those previously certified to the Lender.

                    (viii)    In the event of a change in GAAP
     after December 31, 1996, computations by the Borrower, signed by a Financial Officer, reconciling the financial statements referred to above with the financial condition of the Borrower and its Subsidiaries as at the end of and for the year covered by such financial statements.

                    (ix)      In reasonable detail, management's
     discussion and analysis of the results of operations and the financial condition of the Borrower and its Subsidiaries as at the end of and for the year covered by such financial statements.

               (b) Quarterly Reports. The Borrower shall furnish to the Lender as soon as available and, in any event, within 45 days after the end of each of the first three fiscal quarters of the Borrower (or, if such 45th day is not a Business Day, the next succeeding Business Day), the internally prepared Consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such fiscal quarter, the Consolidated statements of income, of changes in partners' equity and of cash flows of the Borrower and its Subsidiaries for such fiscal quarter and for the portion of the fiscal year then ended (all in reasonable detail) and comparative figures for the same period in the preceding fiscal year, all accompanied by:

                    (i) A certificate of the Borrower signed by a Financial Officer to the effect that such financial statements have been prepared in accordance with GAAP and present fairly, in all material respects, the financial position of the Borrower and its Subsidiaries covered thereby at the dates thereof and the results of their operations for the periods covered thereby, subject only to normal year-end audit adjustments and the addition of footnotes.


                    (ii) A certificate of the Borrower signed by a Financial Officer to the effect that such officer has caused this Agreement to be reviewed and has no knowledge of any Default, or if such officer has such knowledge, specifying such Default and the nature thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto.

                    (iii)     Computations by the Borrower
     comparing the financial statements referred to above with the most recent budget for the period covered thereby furnished to the Lender in accordance with Section 6.1(d).

                    (iv)      Computations by the Borrower in
     substantially the form of Exhibit "I" demonstrating, as of the end of such quarter, compliance with the Computation
     Covenants, signed by a Financial Officer.

                    (v) Supplements to the Exhibits to the
     Restated Security Agreements showing any changes in the information set forth in such exhibits not previously furnished to the Lenders in writing, as well as any changes in the Charter, By-Laws or incumbency of officers of the Related Persons from those previously certified to the Lender.

                    (vi)      In reasonable detail, management's
     discussion and analysis of the results of operations and financial condition of the Borrower and its Subsidiaries as at the end of and for the fiscal period covered by the financial statements referred to above.

               (c)      Monthly Reports.   The Borrower shall
furnish to the Lender as soon as available and, in any event, within 30 days after the end of each Month (or, if such 30th day is not a Business Day, the next succeeding Business Day), the internally prepared Consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such Month and the Consolidated statements of income of the Borrower and its Subsidiaries for such month (all in reasonable detail), all accompanied by a certificate of the Borrower signed by a Financial Officer to the effect that such financial statements were prepared in accordance with GAAP and present fairly, in all material respects, the financial position of the Persons covered thereby at the date thereof and the results of the of their operations for the periods covered thereby, subject only to normal year-end audit adjustments and the addition of footnotes.

               (d) Other Reports. The Borrower shall promptly furnish to the Lender:

                    (i) As soon as prepared and in any event at least 30 days prior to the beginning of each fiscal year, an annual budget and operating projections for such fiscal year of the Borrower and its Subsidiaries, prepared in a manner consistent with the manner in which the financial projections described in Section 5.6 were prepared.

                    (ii)      Any material updates to such budget
          and projections.

                    (iii)     Any management letters furnished to
     the Borrower or any of its Subsidiaries by the Borrower's auditors.

                    (iv) All budgets, projections, statements of operations and other reports furnished generally to the shareholders of the Borrower.

                    (v) Such registration statements, proxy
     statements and reports, including Forms S-1, S-2, S-3, S-4,
     10-K, 10-Q and 8-K, as may be filed by the Borrower or any of its Subsidiaries with the Securities and Exchange Commission and all press releases issued by any Related Persons.

                    (vi)      Any 90-day letter or 30-day letter
     from the federal Internal Revenue Service (or the equivalent notice received from state or other taxing authorities) asserting tax deficiencies against the Borrower or any of its Subsidiaries.

                    (vii) The financial statements of Pride SGP and Pride Refining for each fiscal year, such financial statements to include the balance sheet, income statement and cash flow statement for such period, and be delivered as so as available and in any event within 90 days after the end of the each fiscal year.

                    (viii) Within 120 days after the end of the Borrower's fiscal year, an annual projections model, satisfactory in both form and context to the Lender, which model shall cover a minimum of three projected years.

                    (ix)      As soon as available, copies of the
     minutes of all meetings of the boards of directors of each of Pride SGP or Pride Refining and all meetings of holders of the equity securities of any Related Person.

               (e) Other Information. Such other information concerning the business, properties or financial condition of Borrower as Lender shall reasonably request.

          VI.2 Certain Financial Tests.

               (a) Leverage Ratio. The Leverage Ratio shall not on the last day of each fiscal quarter of the Borrower ending on a date during each period specified below exceed the percentage set forth in the table below next to such period.

Fiscal Quarter Ending                          Percentage
---------------------                          ----------

On or after December 31, 1997
and prior to March 31, 1999                       350%

On or after March 31, 1999
and prior to December 31, 1999                    300%

On or after December 31, 1999                     250%

               (b) Consolidated Interest Coverage. For each period of four consecutive fiscal quarters of the Borrower ending on a date during each period specified below, the Consolidated Interest Coverage shall equal or exceed the percentage set forth in the table below next to such period, measured as of the last day of such period.

Fiscal Quarter Ending                      Percentage
---------------------                      ----------
On or after December 31, 1998
and prior to December 31, 1999                 175%

On or after December 31, 1999
and prior to December 31, 2000                 200%

On or after December 31, 2000
and prior to December 31, 2001                 225%

On or after December 31, 2001                  250%

               (c)      Consolidated Operating Cash Flow to
Consolidated Debt Service. For each period of four consecutive fiscal quarters of the Borrower ending on a date during each period specified below, the Consolidated Operating Cash Flow shall equal or exceed the percentage of Consolidated Debt Service specified in the table below, measured as of the last day of such period:

Fiscal Quarter Ending               Percentage
---------------------               ----------
On or after March 31, 1998
and prior to March 31, 1999            110%

On or after March 31, 1999
and prior to December 31, 1999         115%

On or after December 31, 1999          120%

          (d) Capital Expenditures. The aggregate amount of Capital Expenditures of the Borrower and its Subsidiaries, determined on a Consolidated basis, for the fiscal year of the Borrower ending December 31, 1998 will not exceed $2,000,000; provided, that the portion of such Capital Expenditures relating to properties other than the Ranger Pipeline connection and a new computer system will not exceed $1,000,000. The aggregate amount of Capital Expenditures of the Borrower and its Subsidiaries, determined on a Consolidated basis, for each fiscal year of the Borrower ending on or after December 31, 1999 shall not exceed the sum of $1,250,000 plus the amount by which Capital Expenditures made in the immediately preceding fiscal year were less than $1,250,000.

          (e) Consolidated Net Worth. Consolidated Net Worth shall at all times on or after December 31, 1997 equal or exceed the sum of (a) the Consolidated Net Worth as of December 31, 1997 less $5,000,000 plus (b) the amount by which Consolidated Net Worth has been increased after December 31, 1997 as a result of capital contributions, the issuance of partnership units or other equity interests of the Borrower or any of its Subsidiaries, the issuance of warrants, options or other rights to acquire such partnership units or other equity interests or the exercise of warrants, options or other rights or the conversion of securities into partnership units of other equity interest plus (c) 50% of Consolidated Net Income (if positive) for each fiscal quarter of the Borrower thereafter, plus (d) 100% of Net Equity Proceeds realized by the Borrower after December 31, 1997, minus (e) the amount of any reduction of Consolidated Net Worth as the result of writedowns taken on or prior to December 31, 1998 in connection with the Refinery conversion not exceeding in the aggregate $30,000,000.

               (f) Minimum Consolidated EBITDA. (a) For each fiscal quarter of the Borrower, commencing with the fiscal quarter ending December 31, 1997, the Consolidated EBITDA shall equal or exceed zero; and (b) for each period of four consecutive fiscal quarters of the Borrower ending on a date during each period specified below, the Consolidated EBITDA of the Borrower shall equal or exceed the amount set fort below next to such period.

Fiscal Quarter Ending                 Amount
---------------------                 -------

On December 31, 1997                $ 8,800,000

After December 31, 1997
and prior to March 31, 1999         $ 8,500,000

On or after March 31, 1999
and prior to December 31, 1999      $ 9,000,000

On or after December 31, 1999       $10,000,000

               (g)      Net Working Capital.  Consolidated Net
Working Capital shall not on any date be less than $1.00.

          VI.3 Payment of Taxes and Other Indebtedness. Each Related Person shall pay and discharge (i) all taxes, assessments and governmental charges of levies imposed upon it or upon its income or profits, or upon any property belonging to it, that the failure to pay would have a material adverse effect and (ii) all lawful claims (including claims for labor, materials and supplies), which, if unpaid might give rise to a Lien upon any of its property, provided, however, that no Related Person shall be required to pay any such tax, assessment, charge or levy if and so long as the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and appropriate accruals and cash reserves therefor have been established in accordance with GAAP.

          VI.4 Maintenance of Existence and Rights; Conduct of Business. Each Related Person shall preserve and maintain its existence and all of its rights, privileges and franchises necessary or desirable in the normal conduct of its business, and conduct its business in an orderly and efficient manner consistent with good business practices and in accordance with all valid regulations and orders of any Tribunal.

          VI.5 Notice of Default. Borrower shall furnish to Lender immediately upon becoming aware of the existence of any condition or event which constitutes a Default or would become a Default or an Event of Default, written notice specifying the nature and period of existence thereof and the action which the Related Persons are taking or propose to take with respect thereto.

          VI.6 Other Notices. Borrower shall promptly notify Lender of (i) any material adverse change in the financial condition of any Related Person or their businesses, (ii) any default under any material agreement, contract, or other instrument to which it is a party or by which any of its properties are bound, or any acceleration of the maturity of any Indebtedness owing by any Related Person, (iii) any material adverse claim or contingent obligation against or affecting Borrower or any Subsidiary or any of its properties, and (iv) the commencement of, and any material determination in, any litigation with any third party or any proceeding before any Tribunal affecting any Related Person.

          VI.7 Compliance with Loan Documents. Any and all covenants and provisions of the Loan Documents shall be complied with by each Person whose compliance is agreed to or required thereunder.

          VI.8 Compliance with Material Agreements.  Each Related
Person shall comply in all material respects with all material agreements, indentures, mortgages or documents binding on it or affecting its properties or business.

          VI.9 Operations and Properties. Each Related Person shall act prudently and in accordance with customary industry standards in managing or operating its assets, properties, business and investments. Each Related Person shall keep in good working order and condition, ordinary wear and tear excepted, all of its assets and properties which are necessary to the conduct of its business.

          VI.10 Books and Records; Access. Each Related Person shall give any representative of Lender access during all business hours to, and permit such representative to examine, copy or make excerpts from, any and all books, records and documents in the possession of such Related Person and relating to its affairs, and to inspect any of the properties of such Related Person. Each Related Person shall maintain complete and accurate books and records of its transactions in accordance with good accounting practices. Lender shall have the right to send any representatives of Lender or an audit firm acceptable to Lender to any Related Person's place of business to examine its books and records and inspect its properties from time to time during reasonable business hours. The cost for such examination and inspection shall be included in Expenses payable by Borrower.

          VI.11 Compliance with Law. Each Related Person shall comply with all applicable laws, rules, regulations, and all orders of any Tribunal applicable to it or any of its property, business operations or transactions, a breach of which could have a material adverse effect.

          VI.12 Insurance. Each Related Person shall maintain worker's compensation insurance, liability insurance (including environmental insurance), business interruption insurance and insurance on its properties, assets and business, whether now owned or hereafter acquired, with such insurance companies, against such casualties, risks and contingencies, and in such types and amounts, as are consistent with customary practices and standards of companies engaged in similar business as such Related Person and as shall be acceptable to the Lender. All of such casualty and business interruption insurance of Borrower or Pride SGP shall name Collateral Agent as loss payee for the benefit of Lender. Prior to Default, proceeds of insurance covering items of Inventory, Equipment and fixed assets, if received prior to the Maturity Date shall be used, if Borrower elects, to repair or replace the covered item in the ordinary course of business, provided that the replacement of any item having a replacement cost of $500,000 or more will require Lender's consent. After Default, all proceeds of collateral insurance shall be paid to Collateral Agent to be applied to the Notes and Expenses (with such applications being made first to Expenses and then to the Notes in accordance with the provisions of Section 2.7 of this Agreement). The insurance coverage previously disclosed to Lender accurately reflects the Related Person's current insurance coverage.

          VI.13 Authorizations and Approvals. Each Related Person shall promptly obtain, from time to time at its own expense, all such governmental licenses, authorizations, consents, permits and approvals which may be required or necessary in their business or with respect to their assets if the failure to obtain could have a material adverse effect.

          VI.14     ERISA Compliance.  Each Related Person shall
(i) at all times, make prompt payment of all contributions required under all Plans and required to meet the minimum funding standard set forth in ERISA with respect to its Plans, (ii) within thirty days after the filing thereof, furnish to Lender copies of each annual report/return (Form 5500 Series), as well as all schedules and attachments required to be filed with the Department of Labor and/or the Internal Revenue Service pursuant to ERISA, and the regulations promulgated thereunder, in connection with each of its Plans for each Plan year, (iii) notify Lender immediately of any fact, including, but not limited to, any Reportable Event arising in connection with any of its Plans, which might constitute grounds for termination thereof by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan, together with a statement, if requested by Lender, as to the reason therefor and the action, if any, proposed to be taken with respect thereto, and (iv) furnish to Lender, upon its request, such additional information concerning any of its Plans as may be reasonably requested.

          VI.15 Further Assurances. Each Related Person shall make, execute or endorse, and acknowledge and deliver or file or cause the same to be done, all such vouchers, invoices, notices, certifications and additional agreements, guaranties, undertakings, conveyances, deeds of trust, mortgages, transfers, assignments, financing statements or other assurances, and take any and all such other action, as Lender may, from time to time, deem reasonably necessary or proper in connection with any of the Loan Documents, the obligations of such Related Person thereunder, or for better assuring and confirming unto Lender all or part of the security for any of such obligations, or for granting to Lender any security for the Obligations which Lender may request from time to time.

          VI.16     Indemnity by Related Person.

               (a) Indemnification. Except as provided below, each Related Person shall indemnify, save, and hold harmless Lender and its directors, officers, agents, attorneys, and employees (collectively, the "Indemnitees") from and against: (i) any and all claims, demands, actions, or causes of action (a "Claim") that are asserted against any Indemnitee by any Person if the Claim directly or indirectly relates to a Claim that the Person asserts or may assert against any Related Person, any Affiliate of any Related Person or any officer, director or shareholder of any Related Person, (ii) any and all Claims that are asserted against any Indemnitee if the Claim directly or indirectly relates to the Obligations, use of proceeds of the Notes or the relationship of the Related Person and Lender under this Agreement or any transaction contemplated pursuant to this Agreement, (iii) any administrative or investigative proceeding by any Tribunal directly or indirectly related to a Claim described in clauses (i) or (ii) above, and (iv) any and all liabilities, losses, costs, or expenses (including attorneys' fees and disbursements) that any indemnitee suffers or incurs as a result of any of the foregoing. Subject only to the limitation set forth in Section 6.16(b) below, THE FOREGOING INDEMNIFICATION SHALL APPLY WHETHER OR NOT SUCH CLAIMS, LIABILITIES, LOSSES, COSTS OR EXPENSES, ARISE, IN WHOLE OR IN PART, UNDER ANY THEORY OF STRICT LIABILITY, OR ARE IN ANY WAY OR TO ANY EXTENT CAUSED, IN WHOLE OR IN PART, BY ANY NEGLIGENT ACT OR OMISSION OF ANY KIND BY LENDER. Each Related Person hereby releases all Claims it may have against any Indemnitee arising pursuant to any action or inaction by such Indemnitee or the Original Lenders taken or failed to be taken prior to this Agreement.

               (b) Limitation. No Related Person shall have any obligation under this Section to Lender with respect to any of the foregoing arising out of: (i) the gross negligence or willful misconduct of Lender, (ii) the breach by Lender of this Agreement, and (iii) the transfer or disposition of any Notes by Lender; provided, however, that this clause (iii) shall not affect each Related Person's obligation to provide the benefits of this
Section 6.16 to each assignee of Lender (or any assignee thereof).

               (c) Notice. If any Claim is asserted against any Indemnitee, such Indemnitee shall promptly notify the Related Person, but the failure to so promptly notify the Related Person shall not affect the Related Person's obligations under this Section unless such failure materially prejudices the Related Person's right to participate in the contest of such Claim as hereinafter provided.

               (d) Settlement. If requested by the Related Person in writing and so long as no Default or Event of Default shall have occurred and be continuing, such Indemnitee shall in good faith contest the validity, applicability and amount of such Claim and shall permit the Related Person to participate in such contest. Any Indemnitee that proposes to settle or compromise any claim or proceeding for which the Related Person may be liable for payment of indemnity hereunder shall give the Related Person written notice of the terms of such proposed settlement or compromise reasonably in advance of settling or compromising such claim or proceeding and shall obtain the Related Person's concurrence thereto, which shall not be unreasonably withheld or delayed.

               (e) Counsel. Each Indemnitee is authorized to employ counsel in enforcing its rights hereunder and in defending against any Claim covered by this Section; provided, however, that each Indemnitee shall endeavor, but shall not be obligated, in connection with any matter covered by this Section which also involves other Indemnitees, to use reasonable efforts to avoid unnecessary duplication of effort by counsel for all Indemnitees.

               (f) Survival. Any obligation or liability of the Related Person to any Indemnitee under this Section shall survive the expiration or termination of this Agreement and the repayment of the Obligations.

          VI.17 Bank Accounts. No Related Person shall maintain a deposit account with any bank or other financial institution other BankBoston unless either (a) the balance in such deposit account shall at no time exceed $25,000 and the total of the balances in all such deposit accounts shall at no time exceed $100,000 or (b) such Related Person and the depository institution in which such account is maintained shall have executed and delivered to BankBoston an Agency Account Agreement (as defined in the BankBoston Credit Agreement) relating to such deposit account, together with such addition documents as are required to perfect Collateral Agent's interest in such deposit account.

          VI.18 Ownership of Pride Refining. Each of Wayne Malone and Brad Stephens shall continue to own the shares of Pride Refining owned by each such Person on the Effective Date. Pride Refining shall own and continue to own the shares of Pride Refining, formerly owned by C. Alan Stevens on the Effective Date. Additionally, the aggregate shares of Pride Refining owned by Wayne Malone and Brad Stephens shall at all times equal or exceed the controlling voting interest. Borrower shall continue to own 100% of the corporate stock and other indicia of ownership of Pride Marketing and Pride Borger.

          VI.19 Managing Partner. Pride Refining shall remain the managing partner of Borrower.

          VI.20 Mandatory Prepayment/Cash Collateral. In the event Borrower refinances or repays in full the BankBoston Loans, Borrower agrees to concurrently therewith repay the Notes in full.

          VI.21 Additional Collateral. In order to further secure the Obligations, upon request by Lender from time-to-time until the Obligations are paid in full, each Related Person shall immediately execute and deliver to the Collateral Agent, for the benefit of the Lender, such security agreements, collateral pledges, mortgages, deeds of trust, financing statements and other or additional security or collateral documents, in form and substance satisfactory to Lender and counsel to Lender, as Lender shall request, covering such Related Person's respective assets and properties, whether now owned or hereafter acquired, as shall be acceptable, from time-to-time, to Lender.


                           ARTICLE VII

                       NEGATIVE COVENANTS

          Until payment in full of the Obligation and the termination of this Agreement, each Related Person agrees that (unless Lender shall otherwise consent in writing) it will not violate the following covenants:

          VII.1 Limitation on Indebtedness. Borrower shall not incur, create, contract, waive, assume, have outstanding, guarantee or otherwise be or become, directly or indirectly, liable in respect of any Indebtedness, except (i) Indebtedness arising out of this Agreement or the BankBoston Loan Documents, (ii) current liabilities for taxes and assessments, wages, employee benefits, general and administrative expenses not otherwise prohibited herein, incurred in the ordinary course of business,
(iii) Indebtedness in respect of current accounts payable (other than for borrowed funds or purchase money obligations) accrued and incurred in the ordinary course of business, provided that all such liabilities, accounts and claims shall be promptly paid and discharged when due or in conformity with customary trade terms,
(iv) Indebtedness arising out of leases, provided the leases do not result in liability for Rentals in excess of the amount permitted in Section 7.14, (v) Indebtedness arising under the depository agreement between Borrower and Collateral Agent,
(vi) Indebtedness of Borrower to Pride SGP pursuant to that certain promissory note, dated March 26, 1993, in the original principal amount of $2,000,000, executed by Borrower and payable to the order of Pride SGP (the "Subordinated Note"), which Indebtedness has been subordinated to the Indebtedness arising under this Agreement pursuant to a subordination agreement in form and substance satisfactory to Lender, (vii) Indebtedness incurred to
(a) refinance the outstanding principal balance of the mortgage indebtedness on the Cedar Building of up to the amount of $200,000, and (b) finance renovation and refurbishment of such building and expenses related to relocation of Borrowers offices to such building, up to the amount of $200,000; (viii) Indebtedness representing Purchase Money Security Interests and Capitalized Leases not to exceed $150,000 in an aggregate amount outstanding at any time, (ix) Indebtedness of Borrower to Pride SGP in the original principal amount of $450,000 representing an advance of Pride SGP to Borrower in such amount, which Indebtedness has been subordinated to the Indebtedness arising under this Agreement pursuant to a subordination agreement in form and substance satisfactory to Lender (the "$450,000 Note"), (x) Indebtedness of Borrower under the Government Note, (xi) Indebtedness in respect of inter-company loans and advances among the Company and its Subsidiaries which are not prohibited by Section 7.4, and
(xii) other Indebtedness subordinated to the Obligations upon terms satisfactory to Lender in its sole discretion. Neither Pride Refining nor any Subsidiary of Borrower shall incur, create, contract, assume, have outstanding, guarantee or otherwise be or become, directly or indirectly, liable in respect to any Indebtedness except Indebtedness of the type described in the preceding clauses (i), (ii), (iii) and (iv) and Indebtedness of Pride Borger to Diamond Shamrock Refining and Marketing Borrower evidenced by the D-S Note.

          VII.2 Negative Pledge. Except for Permitted Liens, no Related Person shall create, incur, permit or suffer to exist any Lien upon any of its respective assets or properties, whether now owned or hereafter acquired.

          VII.3 Restrictions on Distributions and Purchases of Interests. Neither the Borrower nor any of its Subsidiaries shall make any Distribution (or become contractually committed to do so), unless a written consent from the Lender is granted, except that so long as no Default shall have occurred and be continuing and after effect thereto no Default shall exist, the Borrower may

               (a) make Distributions required to be made pursuant to the terms of the Preferred Securities; and

               (b) may redeem unit appreciate rights in respect of its limited partnership units issued to employees of the Borrower, provided that the amounts paid in respect of such redemption shall not exceed $750,000 in any fiscal year or $2,000,000 in the aggregate.

          VII.4 Limitation on Investments. No Related Person shall make or have outstanding any Investments in any Person, except for (i) loans, advances and extensions of credit in the ordinary course of business not to exceed, when aggregated with such loans, advances and extensions of credit made by such Related Person or other Related Persons, $100,000 outstanding at any time,
(ii) the partnership interests in Borrower owned by Pride SGP and Pride Refining, respectively, on the Effective Date, and (iii) the ownership interests of Borrower in Pride Marketing, Desulfur Partnership and Pride Borger on the Effective Date.

          VII.5 Affiliate Transactions. No Related Person shall enter into any transaction with, or pay any amount to, any Affiliate except as described on Exhibit "J" and except for Indebtedness of such Related Person to any such Affiliate to the extent that such Indebtedness is permitted by Section 7.1 of this Agreement.

          VII.6     Intentionally Omitted.

          VII.7 Limitation on Sale of Properties. No Related Person shall sell, assign, convey, exchange, lease or otherwise dispose of any of its properties, rights, assets or business, whether now owned or hereafter acquired, except that any Related Person or any of their Subsidiaries may sell or otherwise dispose of (a) inventory and Cash Equivalents in the ordinary course of business, (b) tangible assets (i) that will be replaced in the ordinary course of business within 12 months by other tangible assets of equal or greater value or (ii) that are no longer used or useful in the business of such Related Person or such Subsidiary; provided, however that the aggregate fair market value (book value, if greater) of all assets sold under this clause (b) in any fiscal year shall not exceed $2,000,000 and (c) doubtful accounts receivable for collection purposes in the ordinary course of business.

          VII.8 Name, Fiscal Year and Accounting Method. No Related Person shall change its name, fiscal year or method of accounting except as required by GAAP provided, however, any Related Person may change its name if such Related Person shall have given Lender sixty days prior written notice of such name change and taken such action as Lender deems necessary to continue the perfection of the Liens securing payment of the Obligations.

          VII.9 Liquidation, Mergers, Consolidations and Dispositions of Substantial Assets. No Related Person shall dissolve or liquidate, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock of any Person, or sell, transfer, lease or otherwise dispose of all or any substantial part of its property, assets or business; provided, however, that any Wholly Owned Subsidiary of the Borrower may merge or be liquidated into the Borrower or any other Wholly Owned Subsidiary of the Borrower so long as after giving effect to any such merger to which the Borrower is a party the Borrower shall be the surviving or resulting Person.

          VII.10 Lines of Business. No Related Person shall directly or indirectly engage in any business other than those in which it is presently engaged, or discontinue any of its existing lines of business or substantially alter its method of doing business.

          VII.11 No Amendments. Except in connection with the Stage 3 Transactions (as defined in the Restructuring Agreement),
Borrower shall not amend its certificate of limited partnership agreement.

          VII.12    Purchase of Substantial Assets.  No Related
Person shall purchase, lease or otherwise acquire all or substantially all of the assets of any other Person.

          VII.13 Guaranties. No Related Person shall become or be liable in respect of any Guaranty except for the Guaranty
Agreements.

          VII.14 Rentals. Pride SGP may accept, receive, collect or ask for, Rentals from Borrower in the amounts set forth in, and pursuant to the terms of, the Pipeline Agreement, and Borrower may make such payments, provided that at the time of any such payment, (i) all scheduled payments of interest and principal then due on the Loans and the Series A Unsecured Note and all cumulative distributions on all outstanding Preferred Units or New Preferred Units, as applicable, have been paid (or contemporaneously are declared and paid) for all prior distribution periods, and (ii) the aggregate of such Rentals payments shall not exceed $400,000 per year. If Borrower shall have paid any distributions on the Preferred Units or New Preferred Units, as applicable, or made any scheduled payments of interest on the Loans, in either case in kind (and not in cash), the condition specified in clause (i) of the immediately preceding sentence shall not be deemed to be satisfied unless either (x)(i) all Preferred Units or New Preferred Units, as applicable, issued in payment of such distributions have been redeemed by Borrower for cash and (ii) all scheduled payments of interest on the Loans which have been paid in kind shall have been prepaid in cash, or (y) the Borrower shall have made all cash interest payments and cash distributions to Lender (including Lender in its capacity as holder of the Series A Unsecured Note and Preferred Securities) which are permitted under the terms of the Restructuring Agreement (which cash payments and cash distributions are in the aggregate amount of $1,090,000 as of the Effective Date). For purposes of this Section 7.14, the term "Pipeline Agreement" shall mean that certain Pipeline Lease Agreement effective as of March 29, 1990, between Pride SGP, as lessee, and Borrower, as lessor, as amended by Amendment No. 1 to Pipeline Lease Agreement and Amendment No. 2 to Pipeline Lease Agreement each effective as of March 29, 1990.

          VII.15 Employment Agreement. Without the prior written consent of the Lender, no Related Person shall enter into, or consent to the execution of, any employment agreement with any officer or employee of such Related Person who is also a director or a shareholder of such Related Person or any other Related Person.


                          ARTICLE VIII

                        EVENTS OF DEFAULT

          VIII.1 Events of Default. An "Event of Default" shall exist if any one or more of the following events (herein collectively called "Events of Default") shall occur and be continuing:

               (a) Borrower shall fail to pay when due interest on the Obligations, or any Expenses and such default shall continue for five (5) days; or

               (b) Borrower shall fail to pay any principal of the Obligations, or any part thereof, when due; or

               (c) any representation or warranty made under this Agreement, or any of the other Loan Documents, or in any certificate or statement furnished or made to Lender pursuant hereto or in connection herewith or with the Obligations, shall prove to be untrue or inaccurate in any material respect as of the date on which such representation or warranty is made; or

               (d) default shall occur in the performance of any of the covenants or agreements of the Related Persons contained in Sections 6.1, 6.2, 6.3, 6.4, 6.11, 6.12, 6.13, 6.14 or 7.2 or of
comparable provisions in any of the other Loan Documents and shall continue for fifteen (15) days after Borrower has knowledge of such default; or

               (e) default shall occur in the performance of covenants and agreements of any Related Person herein or in the other Loan Documents, which are not the subject of other clauses of this Section 8.1; or

               (f) default shall occur in the payment of any material Indebtedness of any Related Person in excess of $500,000.00 (other than the Obligations); default shall occur in respect of any note, loan agreement or credit agreement relating to any such Indebtedness and such default shall continue for more than the period of grace, if any, specified therein (or if there is no such grace period, for more than ten (10) days) or any such Indebtedness shall become due before its stated maturity by acceleration of the maturity thereof or shall become due by its terms and shall not be paid or extended within ten (10) days; or

               (g) any of the Loan Documents shall cease to be legal, valid and binding agreements enforceable against the Person executing the same in accordance with the respective terms thereof or shall in any way be terminated or become or be declared ineffective or inoperative or shall in any way whatsoever cease to give or provide the respective Liens, security interests, rights, titles, interests, remedies, powers or privileges intended to be created thereby; or

               (h) any Related Person shall (i) apply for or consent to the appointment of a receiver, trustee, custodian, intervenor or liquidator of itself or of all or a substantial part of such Person's assets, (ii) file a voluntary petition in bankruptcy, admit in writing that such Person is unable to pay such Person's debts as they become due or generally not pay such Persons's debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any Debtor Laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against such Person in any bankruptcy, reorganization or insolvency proceeding, or (vi) take corporate action for the purpose of effecting any of the foregoing; or

               (i) an involuntary petition or complaint shall be filed against any Related Person seeking bankruptcy or reorganization of such Person or the appointment of a receiver, custodian, trustee, intervenor or liquidator of such Person, or all or substantially all of such Person's assets, and such petition or complaint shall not have been dismissed within sixty (60) days of the filing thereof; or an order, order for relief, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition or complaint seeking reorganization of any Related Person or any subsidiary of any such Persons or appointing a receiver, custodian, trustee, intervenor or liquidator of such Person, or of all or substantially all of such Person's assets; or

               (j) any final judgment(s) for the payment of money in excess of the sum of $250,000 in the aggregate shall be rendered against any Related Person and such judgment or judgments shall not be satisfied or discharged at least ten (10) days prior to the date on which its assets could be lawfully sold to satisfy such judgment; or

               (k) both the following events shall occur: (i) either (x) proceedings shall have been instituted to terminate, or a notice of termination shall have been filed with respect to, any Plan (other than a Multi-Employer Pension Plan as that term is defined in Section 3(37) of ERISA) by any Related Person, any member of the Controlled Group, PBGC or any representative of any thereof, or any such Plan shall be terminated, in each case under
Section 4041 or 4042 of ERISA, or (y) a Reportable Event, the occurrence of which would cause the imposition of a Lien under
Section 4068 of ERISA, shall have occurred with respect to any Plan (other than a Multi-Employer Pension Plan as that term is defined in Section 3(37) of ERISA) and be continuing for a period of sixty
(60) days; and (ii) the sum of the estimated liability to PBGC under Section 4062 of ERISA and the currently payable obligations of any Related Person to fund liabilities (in excess of amounts required to be paid to satisfy the minimum finding standard of
Section 412 of the Code) under the Plan or Plans subject to such event shall exceed ten percent (10%) of such Related Person's Net Worth at such time; or

               (l) any or all of the following events shall occur with respect to any Multi-Employer Pension Plan (as that term is defined in Section 3(37) of ERISA) to which any Related Person contributes or contributed on behalf of its employees: (i) any Related Person incurs a withdrawal liability under Section 4201 of ERISA; or (ii) any such plan is "in reorganization" as that term is defined in Section 4241 of ERISA; or (iii) any such Plan is terminated under Section 4041A of ERISA and Lender determines in good faith that the aggregate liability likely to be incurred by Borrower, as a result of all or any of the events specified in Subsections (i), (ii) and (iii) above occurring, shall have a material adverse effect; or

               (m) any default or event of default shall occur in respect of the Series A Unsecured Note and such default or event of default has not been cured or permanently waived prior to the expiration of any applicable grace period.

          VIII.2 Remedies Upon Event of Default. If an Event of Default shall have occurred and be continuing, then Lender may exercise any one or more of the following rights and remedies, and any other remedies provided in any of the Loan Documents, as the Lender in its sole discretion may deem necessary or appropriate:

               (a) declare the Obligations, including without limitation the Notes, to be forthwith due and payable ("Acceleration"), whereupon the same shall forthwith become due and payable without presentment, demand, protest, notice of default, notice of acceleration or of intention to accelerate or other notice of any kind, all of which each Related Person hereby expressly waives, anything contained herein or in the Notes to the contrary notwithstanding;

               (b)  reduce any claim to judgment;

               (c) (i) demand and Borrower and Pride SGP shall each immediately deliver to Collateral Agent a Lien in favor of Lender on all of the properties and assets of each of Borrower and Pride SGP, in form and content acceptable to Lender and Lender's counsel (a demand pursuant to this item (c) shall be deemed an "Acceleration");

               (d)  exercise any right of offset;

               (e) without notice of default or demand, pursue and enforce any of Lender's rights and remedies under the Loan Documents, or otherwise provided under or pursuant to any applicable law or agreement; provided, however, that if any Event of Default specified in Sections 8.1(h) or (i) shall occur, the Obligations, including without limitation the Notes, shall thereupon become due and payable concurrently therewith, without any further action by Lender and without presentment, demand, protest, notice of default, notice of acceleration or of intention to accelerate or other notice of any kind, all of which each Related Person hereby expressly waives (such actions in this provisions shall be deemed an "Acceleration"); and/or

               (f)  exercise any other remedy at law or in equity.

          VIII.3 Performance by Lender. Should any Related Person fail to perform any covenant, duty or agreement contained herein or in any of the Loan Documents, Lender may perform or attempt to perform such covenant, duty or agreement on behalf of such Related Person. In such event, Borrower shall, at the request of Lender, promptly pay any amount expended by Lender in such performance or attempted performance to Lender at the Payment Office, together with interest thereon at the Maximum Rate from the date of such expenditure until paid. Notwithstanding the foregoing, it is expressly understood that Lender does not assume any liability or responsibility for the performance of any duties of any Related Person hereunder or under any of the Loan Documents or other control over the management and affairs of any Related Person.


                           ARTICLE IX

                          MISCELLANEOUS

          IX.1 Strict Compliance. If any action or failure to act by any Related Person violates any covenant or obligation of such Related Person contained herein, then such violation shall not be excused by the fact that such action or failure to act would otherwise be required or permitted by any covenant or exception to any covenant other than the covenant violated.

          IX.2 Modification. All modifications, consents, amendments or waivers of any provision of any Loan Document, or consent to any departure by any Related Person therefrom, shall be effective only if the same shall be in writing and concurred in by the Lender and then shall be effective only in the specific instance and for the purpose for which given.

          IX.3 Accounting Terms and Reports. All accounting terms not specifically defined in this Agreement shall be construed in accordance with GAAP consistently applied on the basis used by Borrower in prior years. All financial reports furnished by Borrower and/or any Guarantor to Lender pursuant to this Agreement shall be prepared in such form and such detail as shall be satisfactory to Lender, shall be prepared on the same basis as those prepared by Borrower or the applicable Guarantor in prior years and shall be the same financial reports as those furnished to the partners, employees and agents of Borrower or the applicable Guarantor. All financial projections by Borrower to Lender pursuant to this Agreement shall be satisfactory to Lender and shall be prepared on the same basis as the financial reports furnished by Borrower to Collateral Agent.

          IX.4 Waiver. No failure to exercise, and no delay in exercising, on the part of Lender, any right hereunder or under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right. The rights of Lender hereunder and under the Loan Documents shall be in addition to all other rights provided by law. No modification or waiver of any provision of this Agreement, the Notes or any Loan Documents, nor consent to departure therefrom, shall be effective unless in writing and no such consent or waiver shall extend beyond the particular case and purpose involved. No notice or demand given in any case shall constitute a waiver of the right to take other action in the same, similar or other instances without such notice or demand.

          IX.5 Payment of Expenses. Each Related Person agrees to pay (a) all costs and expenses of Lender (including without limitation, all reasonable attorneys' fees) incurred by any party in connection with the administration, preservation and enforcement of this Agreement, the Notes, and/or the other Loan Documents, and
(b) all reasonable costs and expenses of Lender (including without limitation reasonable fees and expenses of legal counsel) in connection with the negotiation, preparation, execution and delivery of this Agreement, the Notes, and the other Loan Documents and any and all amendments, modifications, maintenance, and supplements thereof or thereto.

          IX.6 Notices. Any notices or other communications required or permitted to be given by this Agreement or any other documents and instruments referred to herein must be (i) given in writing (the references to "in writing" elsewhere in this Agreement are for emphasis and are not a way of limitation of the generality of the requirement that notices or other communications shall be in writing), (ii) be personally delivered or mailed by prepaid mail, or by telex or telecopy delivered or transmitted to the party to whom such notice or communication is directed, to the address of such party as follows:

               (a)  Borrower:      1209 N. 4th
                                   Abilene, Texas 79601
                                   (Attention:  Mr. Brad Stephens)
                                   Telex No. 794888
                                   Fax No. 915/676-8792; and

               (b)  Guarantors,    1209 N. 4th
                    or any of      Abilene, Texas 79601
                    them:          (Attention:  Mr. Brad Stephens)
                                   Telex No. 794888
                                   Fax No. 915/676-8792; and

               (c) Lender: to it, marked to the attention of its officer and at its address or telex number or fax number shown below its name on the signature page.

Any notice or other communication shall be deemed to have been given (whether actually received or not) on the day it is mailed by prepaid certified or registered mail, or personally delivered as aforesaid or, if transmitted by telex or telecopy or fax machine, on the day that such notice is transmitted as aforesaid, and otherwise when actually received. Any party may, for purposes of the Loan Documents, change its address, telex number, fax number or the Person to whom a notice or other communication is marked to the attention of, by giving notice of such change to the other parties pursuant to this Section 9.6.

          IX.7 GOVERNING LAW.  THIS AGREEMENT HAS BEEN PREPARED,
IS BEING EXECUTED AND DELIVERED, AND IS INTENDED TO BE PERFORMED IN THE STATE OF NEW YORK, AND THE SUBSTANTIVE LAWS OF SUCH STATE AND THE APPLICABLE FEDERAL LAWS OF THE UNITED STATES OF AMERICA SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF THIS AGREEMENT AND ALL OF THE LOAN DOCUMENTS.

          IX.8 Choice of Forum; Consent to Service of Process and Jurisdiction; Waiver of Jury Trial. Any suit, action or proceeding against Borrower or any Guarantor with respect to this Agreement, the Notes or any Loan Documents or any judgment entered by any court in respect thereof, may be brought in the courts of New York City, New York, or in the United States courts located in New York City, New York as Lender in its sole discretion may elect and Borrower and each Guarantor hereby submit to the nonexclusive jurisdiction of such courts for the purpose of any such suit, action or proceeding. Borrower and each Guarantor hereby agree that service of all writs, process and summonses in any such suit, action or proceeding brought in the courts located in New York City, New York may be brought upon the Process Agent, and Borrower and each Guarantor hereby irrevocably appoint the Process Agent, as its true and lawful attorney-in-fact in the name, place and stead of Borrower and such Guarantor to accept such service of any and all such writs, process and summonses, and agrees that the failure of Process Agent to give any notice of such service of process to them shall not impair or affect the validity of such service or of any judgment based thereon. Borrower and each Guarantor hereby irrevocably consent to the service of process in any suit, action or proceeding in said court by the mailing thereof by Lender by registered or certified mail, postage prepaid, to the Process Agent's address set forth above. Borrower and each Guarantor hereby irrevocably waive any objections which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any Loan Document brought in the courts located in New York City, New York, and hereby further irrevocably waives any claim that any such suit; action or proceeding brought in any such court has been brought in an inconvenient forum. BORROWER, EACH GUARANTOR AND LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING TO WHICH ANY OF THEM ARE PARTIES INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT, DUTY IMPOSED BY LAW OR OTHERWISE) IN ANYWAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT OR ANY OTHER LOAN DOCUMENTS, OR THE RELATIONSHIP ESTABLISHED HEREUNDER AND WHETHER ARISING OR ASSERTED BEFORE OR AFTER THE DATE HEREOF OR BEFORE OR AFTER THE PAYMENT AND PERFORMANCE IN FULL OF ANY OBLIGATIONS OF BORROWER OR ANY GUARANTOR UNDER ANY OF THE LOAN DOCUMENTS.

          IX.9 LIMITATION OF LIABILITY. NO CLAIM MAY BE MADE BY BORROWER OR ANY GUARANTOR AGAINST LENDER OR ITS AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, OR ATTORNEYS FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES IN RESPECT OF ANY BREACH OR WRONGFUL CONDUCT (WHETHER THE CLAIM THEREFOR IS BASED ON CONTRACT, TORT OR DUTY IMPOSED BY LAW) IN CONNECTION WITH, ARISING OUT OF OR IN ANY WAY RELATED TO THE TRANSACTIONS CONTEMPLATED AND RELATIONSHIPS ESTABLISHED BY THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS, OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH. BORROWER AND EACH GUARANTOR HEREBY WAIVE, RELEASE AND AGREE NOT TO SUE UPON SUCH CLAIM FOR ANY SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

          IX.10 Invalid Provisions. If any provision of any Loan Document is held to be illegal, invalid or unenforceable under present or future laws during the term of this Agreement, such provision shall be fully severable; such Loan Document shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of such Loan Document; and the remaining provisions of such Loan Document shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provisions or by its severance from such Loan Document. Furthermore, in lieu of each such illegal, invalid or unenforceable provision there shall be added as part of such Loan Document a provision mutually agreeable to Borrower or Guarantors, as applicable, and Lender as similar in terms to such illegal, invalid or unenforceable provisions as may be possible and still be legal, valid and enforceable. In the event Borrower or Guarantors, as applicable, and Lender are unable to agree upon a provision to be added to the Loan Document within a period of ten Business Days after a provision of the Loan Document is held to be illegal, invalid or unenforceable there shall be added automatically to such Loan Document such amendment as is needed to reform the Loan Document so that is legal, valid and enforceable and still meets the general intended purpose of such Loan Document. In either case, the effective date of the added provision shall be the date upon which the prior provision was held to be illegal, invalid or unenforceable.

          IX.11 Maximum Interest Rate. Regardless of any provision contained in any of the Loan Documents, no Lender shall ever be entitled to receive, collect or apply as interest on the Obligations or any portion thereof, any amount in excess of interest calculated at the Maximum Rate, and, in the event that Lender ever receives, collects or applies as interest any such excess, the amount which would be excessive interest shall be deemed to be a partial prepayment of principal and treated hereunder as such; and, if the principal amount of the Obligations is paid in full, any remaining excess shall forthwith be paid to Borrower. In determining whether or not the interest paid or payable on the Notes or any other portion of the Obligations under any specific contingency exceeds interest calculated at the Maximum Rate, Borrower, each Guarantor and Lender shall, to the maximum extent permitted under applicable law, (i) characterize any nonprincipal payment as an expense, fee or premium rather than as interest; (ii) exclude voluntary prepayments and the effects thereof; and (iii) amortize, pro rate, allocate and spread the total amount of interest throughout the entire contemplated term of the Notes or other portion of the Obligations upon which the interest is determined such that the interest does not exceed the Maximum Rate; provided that, if the Notes or other portion of the Obligations upon which the interest is determined are paid and performed in full prior to the end of the full contemplated term thereof, and if the interest received for the actual period of existence thereof exceeds interest calculated at the Maximum Rate, Lender shall refund to Borrower the amount of such excess or credit the amount of such excess against the principal amount of the Notes or other portion of the Obligations and, in such event, Lender shall not be subject to any penalties provided by any laws for contracting for, charging, taking, reserving or receiving interest in excess of interest calculated at the Maximum Rate.

          IX.12 Confidentiality. Lender agrees to hold any confidential information which it may receive from any Related Person pursuant to this Agreement in confidence, except for disclosure to (i) the Collateral Agent or participants, (ii) legal counsel, accountants, and other professional advisors,
(iii) regulatory officials, (iv) as required by law or legal process or in connection with any legal proceeding, and (v) to another financial institution in connection with a disposition or proposed disposition of Lender's interests hereunder or under the Notes.

          IX.13 Nonliability of Lender. The relationship between Borrower, the Guarantors and Lender is, and shall at all times remain, solely that of borrower, guarantor and lender, and Lender does not undertake or assume any responsibility or duty to Borrower or any Guarantor to review, inspect, supervise, pass judgment upon, or inform Borrower or any Guarantor of any matter in connection with any phase of the business, operations, or condition, financial or otherwise of Borrower or any Guarantor. Borrower and each Guarantor shall rely entirely upon its own judgment with respect to such matters, and any review, inspection, supervision, exercise of judgment, or information supplied to Borrower or any Guarantor by Lender in connection with any such matter is for the protection of Lender, and neither Borrower nor any Guarantor nor any third party is entitled to rely thereon.

          IX.14 Set-Off. Borrower and each Guarantor hereby grant to Lender the right of set-off without notice or demand to or upon Borrower or Guarantors, or any of them (any such notice and/or demand being hereby waived by Borrower and each Guarantor), to secure repayment of the Obligations, regardless of whether Lender shall have made any demand therefor and whether all or any part of the Obligations are or may be unmatured, upon any and all monies, securities or other property of Borrower or any Guarantor and the proceeds therefrom, now or hereafter held or received by or in transit to Lender or any of its agents, from or for the account of Borrower or such Guarantor, whether for safe keeping, custody, pledge, transmission, collection or otherwise, and also upon any and all deposits (general or special) and credits of Borrower or any Guarantor, and any and all claims of Borrower or such Guarantor against Lender at any time existing.

          IX.15 Guaranties of Subsidiaries. Each Subsidiary of each Related Person now existing or created, acquired or coming into existence after the Effective Date shall, promptly upon request by Lender, execute and deliver to Lender an absolute and unconditional guaranty of the timely repayment of the Obligations and the due and punctual performance of the obligations of Borrower hereunder, which guaranty shall be satisfactory to Lender in form and substance. Each Related Person will cause each of its Subsidiaries to deliver to Lender, simultaneously with its delivery of such a guaranty, written evidence satisfactory to Lender and its counsel that such Subsidiary has taken all corporate or partnership action necessary to duly approve and authorize its execution, delivery and performance of such guaranty and any other documents which it is required to execute.

          IX.16     Intentionally Omitted.

          IX.17 Guarantor Waivers. Notwithstanding anything to the contrary contained in this Agreement or in any other Loan Document, each Guarantor hereby irrevocably waives, releases and relinquishes any and all rights that it may now have or that it may hereafter acquire with respect to Borrower or the property of Borrower by virtue of (i) any payment made by such Guarantor with respect to the obligations or liabilities of Borrower to the Lender, whether such payment be made pursuant to any guaranty agreement, the Guarantor's position as a general partner of Borrower or otherwise or (ii) any property of such Guarantor that may now or hereafter be pledged, mortgaged or otherwise encumbered to secure the payment of any obligations or liabilities of Borrower to the Lender.

          IX.18 Binding Effect. The Loan Documents shall be binding upon and inure to the benefit of Borrower, each Guarantor and Lender and their successors, assigns and legal representatives; provided, however, that Borrower may not, without the prior written consent of Lender, assign any rights, power, duties or obligations hereunder.

          IX.19     Headings.  Section headings area for
convenience of reference only and shall in no way affect the interpretation of this Agreement.

          IX.20 Survival. All representations and warranties made by any Related Person herein shall survive delivery of the Notes.

          IX.21 Participations. Subject to the provisions hereof, Lender shall have the right to enter into one or more participation agreements with any other Person with respect to the Notes, but such participation(s) shall not affect the rights and duties of Lender hereunder vis-a-vis Borrower.

          IX.22 No Third Party Beneficiary. The parties do not intend the benefits of this Agreement to inure to any third party (other than any Indemnitee as provided by Section 6.16), nor shall this Agreement be construed to make or render Lender liable to any materialman, supplier, contractor, subcontractor, purchaser or lessee of any property owned by Borrower or any Guarantor, or for debts or claims accruing to any such Persons against Borrower or any Guarantor. Notwithstanding anything contained herein or in the Notes, or in any other Loan Document, or any conduct or course of conduct by any or all of the parties hereto, before or after signing this Agreement or any other Loan Document, nothing contained in this Agreement shall be construed as creating any right, claim or cause of action against Lender, or any of its officers, directors, agents or employees, in favor of any materialman, supplier, contractor, subcontractor, purchaser or lessee of any property owned by Borrower or any Guarantor, nor to any other Person other than Borrower or any Guarantor.

          IX.23 Multiple Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart.

          IX.24 NO ORAL AGREEMENTS. THIS WRITTEN LOAN AGREEMENT, TOGETHER WITH THE LOAN DOCUMENTS REPRESENT, THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF THE PARTIES.

          IX.25 Transfer of Interest. Lender may sell, transfer or otherwise assign all or any portion of its rights and obligations under this Agreement and any Loan Document at any time and from time to time. Any such assignee shall be a party to and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment, have the rights and obligations of a Lender hereunder. If such assignment is approved in writing by Borrower, the assigning party shall, to the extent of such assignment, be released by Borrower and each Guarantor from all liability hereunder and under all Loan Documents.

          IX.26 NO DEFENSES. EACH RELATED PERSON HEREBY AGREES THAT NO ACTION OR CONDUCT PERFORMED OR TAKEN BY THE ORIGINAL
LENDERS SHALL CREATE A DEFENSE TO THE PAYMENT OF THE OBLIGATIONS OR CREATE ANY RIGHT OF SET-OFF, RECOUPMENT OF COUNTERCLAIM IN FAVOR OF SUCH RELATED PERSON WITH RESPECT TO THE OBLIGATIONS.


                            ARTICLE X

                     [Intentionally Omitted]


          IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first above written.

BORROWER:

PRIDE COMPANIES, L.P., a Delaware limited partnership

By:  PRIDE REFINING, INC., a Texas corporation,
     Managing General Partner

By:
   Dave Caddell
   Vice President
   1209 N. 4th
   Abilene, Texas 79601
   (915) 676-8792 (Fax)


GUARANTORS:

PRIDE REFINING, INC.


By:
   Dave Caddell
   Vice President
   1209 N. 4th
   Abilene, Texas 79601
   (915) 676-8792 (Fax)


PRIDE SGP, INC.


By:
   Dave Caddell
   Vice President
   1209 N. 4th
   Abilene, Texas 79601
   (915) 676-8792 (Fax)

PRIDE MARKETING OF TEXAS (CEDAR WIND), INC.


By:
   Dave Caddell
   Secretary
   1209 N. 4th
   Abilene, Texas 79601
   (915) 676-8792 (Fax)


DESULFUR PARTNERSHIP

By:  Pride Marketing of Texas (Cedar Wind), Inc., its General
   Partner


By:
   Dave Caddell
   Vice President
   1209 N. 4th
   Abilene, Texas 79601
   (915) 676-8792 (Fax)


PRIDE BORGER, INC.


By:
   Dave Caddell
   Vice President
   1209 N. 4th
   Abilene, Texas 79601
   (915) 676-8792 (Fax)


LENDER:

VARDE PARTNERS, INC.


By:
   George Hicks
   Vice President
   3600 West 80th Street
   Suite 225
   Minneapolis, Minnesota  55431
                               EXHIBIT 10.30

             SEVENTH AMENDMENT TO FIFTH RESTATED AND
                    AMENDED CREDIT AGREEMENT


     THIS SEVENTH AMENDMENT TO FIFTH RESTATED AND AMENDED CREDIT AGREEMENT (herein called the "Amendment"), is made as of the 30th day of December, 1997, by and among Pride Companies, L.P., a Delaware limited partnership ("Borrower"), Pride Refining, Inc., a Texas corporation ("Pride Refining"), Pride SGP, Inc., a Texas corporation ("Pride SGP"), Desulfur Partnership, a Texas general partnership ("Desulfur Partnership"), Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation ("Pride Marketing"), Pride Borger, Inc., a Delaware corporation ("Pride Borger"), and Varde Partners, Inc. (the "Lender"):

                           WITNESSETH:

     WHEREAS, Borrower, Pride Refining, Pride SGP, Desulfur Partnership, Pride Marketing, Pride Borger, NationsBank of Texas, N.A., as Agent (the "Original Agent") and the Lenders party thereto (the "Original Lenders") have entered into that certain Fifth Restated and Amended Credit Agreement dated as of August 13, 1996, as amended by that certain First Amendment to Fifth Restated and Amended Credit Agreement dated as August 17, 1996, that certain Second Amendment to Fifth Restated and Amended Credit Agreement dated as of February 25, 1997, that certain Third Amendment to Fifth Restated and Amended Credit Agreement dated as of March 31, 1997, that certain Fourth Amendment to Fifth Restated and Amended Credit Agreement dated as of May 15, 1997, that certain Fifth Amendment to Fifth Restated and Amended Credit Agreement dated as of August 14, 1997 and that certain Sixth Amendment to Fifth Restated and Amended Credit Agreement dated as of November 14, 1997 (as so amended, the "Original Agreement") for the purpose and consideration therein expressed, whereby Original Lenders became obligated to make loans to Borrower as therein provided;

     WHEREAS, the Lender and NationsBank of Texas, N.A.
("NationsBank") are party to an Assignment Agreement, dated as of November 24, 1997, pursuant to which NationsBank sold to the Lender all of its right, title and interest in, to and under the Loans and the Original Agreement;

     WHEREAS, the Lender and Bank One, Texas, N.A. ("Bank One") are party to an Assignment Agreement, dated as of November 24, 1997, pursuant to which Bank One sold to the Lender all of its right, title and interest in, to and under the Loans and the Original Agreement;

     WHEREAS, the Lender and Borrower have entered into that certain Letter Agreement (the "Letter Agreement"), pursuant to which, among other things, Borrower has agreed that Lender shall receive (x) a $500,000 transaction fee (the "Transaction Fee"),
(y) up to a $3,000,000 Purchase Price Adjustment Amount (the "Additional Purchase Price Adjustment Fee") and (z) an additional amount if the aggregate outstanding Revolving Loans as of the date hereof are less than $7,400,000 (the "Revolver Adjustment Amount"), upon consummation of the transactions contemplated thereby;

     WHEREAS, the aggregate outstanding Revolving Loans as of the date hereof equals $6,907,000;

     WHEREAS, the Borrower and Lender have agreed that (x) the Borrower may request that Lender make a Revolving Loan to Borrower which Borrower shall use to pay the Transaction Fee and (y) upon receipt of such request the Lender shall be deemed to have made a $500,000 Revolving Loan to the Borrower equal to the Transaction Fee (the "First Revolving Loan");

     WHEREAS, the Borrower and Lender have agreed that (x) Borrower may request that Lender make a Revolving Loan to Borrower which Borrower shall use to pay the Additional Purchase Price Adjustment Fee and (y) upon receipt of such request Lender shall be deemed to have made a $3,000,000 Revolving Loan to the Borrower which amount shall be equal to the Additional Purchase Price Adjustment Fee (the "Second Revolving Loan");

     WHEREAS, the Borrower and the Lender have agreed that (x) the Borrower may request that Lender make a Revolving Loan to Borrower which Borrower shall use to pay the Revolver Adjustment Amount and
(y) upon receipt of such request Lender shall make a $493,000 Revolving Loan to the Borrower equal to the Revolver Adjustment Amount (the "Third Revolving Loan").

     WHEREAS, the Letter Agreement provides that Lender shall make a $4,000,000 loan to the Borrower (the "Additional Loan");

     WHEREAS, the Lender and Borrower have agreed that Lender shall satisfy its obligation to make the Additional Loan by making a Revolving Loan to the Borrower in an amount equal to the Additional Loan (the "Fourth Revolving Loan," and together with the First Revolving Loan, Second Revolving Loan and Third Revolving Loan, collectively, the "Additional Revolving Loans");

     WHEREAS, the Lender, Borrower, Pride Refining, Pride SGP, Desulfur Partnership, Pride Marketing and Pride Borger have agreed to enter into that certain Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997 (the "Restated Credit Agreement"), in the form attached hereto as Exhibit A;

     WHEREAS, under the Restated Credit Agreement (i) the First Revolving Loan shall be designated as a Series B-2 Term Loan (as defined therein); (ii) the Second Revolving Loan shall be designated as a Series B-3 Term Loan (as defined therein),
(iii) the Third Revolving Loan shall be designated as a Series B-1 Term Loan (as defined therein) and (iv) the Fourth Revolving Loan shall be designated as a Series B-1 Term Loan;

     WHEREAS, Borrower does not have sufficient availability under the existing Revolver Commitment for Lender to make the Additional Revolving Loans contemplated by the Letter Agreement;

     WHEREAS, Borrower has requested Lender to increase the Revolver Commitment, and Lender has agreed to do so, subject to the terms and conditions contained herein;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement and in consideration of the Revolving Loans which may be made by Lender to Borrower pursuant hereto, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

                           ARTICLE I.

                   Definitions and References

     Section I.1    Terms Defined in the Original Agreement.
Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment.

     Section I.2 Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

     "Amendment" shall mean this Sixth Amendment to Fifth Restated and Amended Credit Agreement.

     "Credit Agreement" shall mean the Original Agreement as amended hereby.

                           ARTICLE II.

                Amendments to Original Agreement

     Section II.1   Defined Terms.  The definition of "Revolver
Commitment" in Section 1.1 of the Original Agreement is hereby amended in its entirety to read as follows:

     "'Revolver Commitment' shall mean the aggregate maximum obligation, of each Lender to make Advances under this Agreement (as such commitment may be reduced pursuant to Section 2.04 or at the applicable Maturity Date) which obligation shall at no time exceed $14,900,000."

                          ARTICLE III.

                   Conditions of Effectiveness

     Section III.1 Effective Date. This Amendment shall become effective as of the date first above written when, and only when Lender shall have received, at Lender's office, a counterpart of this Amendment executed and delivered by each Related Person and Lender.

     Section III.2 Conditions Subsequent. This Amendment shall no longer be effective and it shall be an Event of Default under the Credit Agreement if the Effective Date (as defined in the Restated Credit Agreement) does not occur simultaneously herewith.

                           ARTICLE IV.

                 Representations and Warranties

     Section IV.1 Representations and Warranties of Borrower. In order to induce Lender to enter into this Amendment, each Related
Person represents and warrants to Lender that:

          (1)  The representations and warranties contained in
     Article V of the Original Agreement are true and correct at and as of the time of the effectiveness hereof.

          (2) Each Related Person is duly authorized to execute and deliver this Amendment, and Borrower is and will continue to be duly authorized to borrow monies and to perform its obligations under the Credit Agreement. Each Related Person has duly taken all corporate and partnership action necessary to authorize the execution and delivery of this Amendment and to authorize the performance of the obligations of such Related Person hereunder and thereunder.

          (3) The execution and delivery by each Related Person of this Amendment, the performance by each Related Person of its obligations hereunder and the consummation of the transactions contemplated hereby do not and will not conflict with any provision of law, statute, rule or regulation or of the partnership agreement, articles of incorporation and bylaws of any Related Person, or of any material agreement, judgment, license, order or permit applicable to or binding upon any Related Person, or result in the creation of any lien, charge or encumbrance upon any assets or properties of any Related Person. Except for those which have been obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by each Related Person of this Amendment or to consummate the transactions contemplated hereby.

          (4) When duly executed and delivered, this Agreement will be a legal and binding obligation of each Related Person, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency or similar laws of general application relating to the enforcement of creditors' rights and by equitable principles of general application.

                           ARTICLE V.

                          Miscellaneous

     Section V.1 Ratification of Agreements. The Original Agreement as hereby amended and all other Loan Documents are hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall be deemed to be a reference to the Original Agreement as hereby amended. The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lender under the Credit Agreement or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement, the Notes or any other Loan Document nor constitute a waiver of any Default or Event of Default.

     Section V.2 Survival of Agreements. All representations, warranties, covenants and agreements of the Related Person herein shall survive the execution and delivery of this Amendment and the performance hereof, including, without limitation, the making or granting of the Loans, and shall further survive until all of the Obligations are paid in full. All statements and agreements contained in any certificate or instrument delivered by any Related Person hereunder or under the Credit Agreement to Lender shall be deemed to constitute representations and warranties by, and/or agreements and covenants of, Borrower under this Amendment and under the Credit Agreement.

     Section V.3    Loan Documents.  This Amendment is a Loan
Document, and all provisions in the Credit Agreement pertaining to Loan Documents apply hereto.

     SECTION V.4 GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK (WITHOUT REFERENCE TO THE CONFLICTS OF LAWS PROVISIONS THEREOF) AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA IN ALL RESPECTS, INCLUDING CONSTRUCTION, VALIDITY AND PERFORMANCE.

     Section V.5 Collateral Documents. Each Related Person hereby agrees to deliver to Lender within ten days from the date hereof, such supplements, amendments and/or modifications of and to the existing Collateral Documents as the Lender shall request, in form and substance acceptable to the Lender, to reflect of record the increase in the Revolver Commitment.

     Section V.6 Counterparts. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment.

     Section V.7 Borrowing. Upon this Amendment becoming effective in accordance with Section 3.1 hereof, Borrower shall be deemed to have delivered a Notice of Borrowing to the Lender in the form attached to the Credit Agreement requesting a Borrowing in the amount of $7,993,000. Lender, upon its receipt of such Notice of Borrowing, shall (x) be deemed to have made a Revolving Loan to Borrower in the amount of $3,500,000 (which shall include the First Revolving Loan and Second Revolving Loan) and (y) make a Revolving Loan to Borrower in the amount of $4,493,000 (which shall include the Third Revolving Loan and Fourth Revolving Loan), subject to and in accordance with the terms and conditions contained in the Original Agreement.




                   [Intentionally Left Blank]

     THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF THE PARTIES.


     IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

                           BORROWER:

                           PRIDE COMPANIES, L.P.,
                           a Delaware limited partnership

                           By:  PRIDE REFINING, INC.,
                                a Texas corporation,
                                Managing General Partner


                                By:___________________________
                                  Dave Caddell
                                  Vice President

                           GUARANTORS:

                           PRIDE REFINING, INC.


                           By:_________________________________
                             Dave Caddell
                             Vice President

                           PRIDE SGP, INC.


                           By:_________________________________
                             Dave Caddell
                             Vice President

                           PRIDE MARKETING OF TEXAS
                           (CEDAR WIND), INC.


                           By:_________________________________
                             Dave Caddell
                             Secretary

                           DELSULFUR PARTNERSHIP

                           By:  Pride marketing of Texas
                                (Cedar Wind), Inc.,
                                its General Partner


                           By:_________________________________
                             Dave Caddell
                             Vice President

                           PRIDE BORGER, INC.


                           By:_________________________________
                             Dave Caddell
                             Vice President

                           LENDER:

                           VARDE PARTNERS, INC.


                           By:_________________________________
                             George Hicks
                             Vice President

                      CONSENT AND AGREEMENT


     Each of Pride Refining, Pride SGP and Desulfur Partnership hereby consents to the provisions of this Amendment and the transactions contemplated herein, and hereby ratifies and confirms the Second Restated Guaranty Agreement dated as of August 13, 1996, made by it for the benefit of Original Agent and Original Lenders, and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.

                           PRIDE REFINING, INC.


                           By:________________________
                             Name:
                             Title:


                           PRIDE SGP, INC.


                           By:________________________
                             Name:
                             Title:


                           DELSULFUR PARTNERSHIP

                           By:  Pride Marketing of Texas
                                (Cedar Wind), Inc.,
                                its general partner

                             By:________________________
                                Name:
                                Title:

                      CONSENT AND AGREEMENT


     Pride Marketing hereby consents to the provisions of this Amendment and the transactions contemplated herein and hereby ratifies and confirms the Restated Guaranty Agreement dated as of August 13, 1996, made by it for the benefit of Original Agent and Original Lenders, and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.


                           PRIDE MARKETING OF TEXAS
                           (CEDAR WIND), INC.


                           By:________________________
                             Name:
                             Title:


                           PRIDE BORGER, INC.


                           By:________________________
                             Name:
                             Title:

                      CONSENT AND AGREEMENT


     Each of Pride Refining, Pride SGP and Desulfur Partnership hereby consents to the provisions of this Agreement and the transactions contemplated herein, and hereby ratifies and confirms the Second Restated Guaranty Agreement dated as of August 13, 1996, made by it for the benefit of Original Agent, Original Lenders and Purchasers and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.


                           PRIDE REFINING, INC.


                           By:________________________
                             Dave Caddell
                             Vice President

                           PRIDE SGP, INC.


                           By:________________________
                             Dave Caddell
                             Vice President

                           DESULFUR PARTNERSHIP


                           By:  Pride Marketing of Texas
                                (Cedar Wind), Inc.,
                                its general partner


                           By:________________________
                             Dave Caddell
                             Vice President

                      CONSENT AND AGREEMENT


     Each of the undesigned hereby consents to the provisions of this Agreement and the transactions contemplated herein, and hereby ratifies and confirms the Restated Guaranty Agreement dated as of August 13, 1996, made by it for the benefit of Original Agent, Original Lenders and Purchasers and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.

                           PRIDE BORGER, INC.


                           By:________________________
                             David Caddell
                             Vice President


                           PRIDE MARKETING OF TEXAS
                           (CEDAR WIND ), INC.


                           By:________________________
                             Dave Caddell
                             Secretary
                               EXHIBIT 10.31

                     RESTRUCTURING AND OVERRIDE AGREEMENT


     Restructuring and Override Agreement, dated as of December 30, 1997 (the "Agreement"), by and among Varde Partners, Inc., a Delaware corporation ("Varde"), Pride Companies, L.P., a Delaware limited partnership ("Pride"), Pride Refining, Inc., a Texas corporation ("MGP"), as the managing general partner of Pride and Pride SGP, Inc., a Texas corporation ("SGP"), as the special general partner of Pride. Capitalized terms used herein but not otherwise defined herein shall have the meaning set forth in the Credit Agreement (as hereinafter defined).


                        W  I  T  N  E  S  S  E  T  H :

      WHEREAS, pursuant to a certain Fifth Restated and Amended Credit Agreement, dated as of August 13, 1996 (as amended by the First through Sixth Amendments thereto, the "Original Credit Agreement"), by and among Pride, NationsBank of Texas, N.A. ("NationsBank"), Bank One, Texas, N.A. ("Bank One") and the guarantors described therein, Pride has, among other things, outstanding Term Loans and Revolving Loans (as defined therein) owing to NationsBank and Bank One in the amounts set forth on
Schedule I;

      WHEREAS, pursuant to a certain Note Agreement, dated as of August 13, 1996 (as amended by three subsequent amending Agreements, the "Original Note Agreement"), Pride has issued the Series A Notes, the Series B Notes and the Series C Notes (as defined therein, and collectively, the "Convertible Notes") to NationsBank and Bank One in the amounts set forth on Schedule I;

      WHEREAS, but for the transactions described in this Agreement, Pride's obligations under the Term Loans, the Revolving Loans and the Convertible Notes would have either (i) become due and payable by the terms thereof or (ii) by virtue of defaults, been accelerated by NationsBank or Bank One;

      WHEREAS, Pride, MGP, SGP and Varde desire to enter into this Agreement and to consummate the transactions contemplated hereby in order to maximize the value of Pride for its benefit and for the benefit of its creditors and owners;

      WHEREAS, in view of the circumstances described above, Varde and NationsBank have entered into an Assignment Agreement, dated November 24, 1997, and Varde and Bank One have entered into a second Assignment Agreement, also dated November 24, 1997 (together, the "Assignment Agreements"), pursuant to which NationsBank and Bank One agreed to sell, and Varde agreed to buy, subject to the terms and conditions thereof, all of NationsBank's and Bank One's right, title and interest in, to, under and relating to the Term Loans, the Convertible Notes and the Revolving Loans (the "Original Debt");

      WHEREAS, Pride, MGP, SGP and Varde have agreed to enter into this Agreement and to consummate the transactions contemplated hereby, upon the terms and subject to the conditions set forth herein;

      NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

Stage 1 Restructuring.

Stage 1 Transactions. Each of Pride, MGP, SGP and Varde hereby acknowledges, and agrees and consents to all of the transactions described in this Section 1.1 (the "Stage 1 Transactions"). Each of Pride, MGP, SGP and Varde acknowledges and agrees that the respective obligations of the parties hereto to consummate each Stage 1 Transaction, is conditioned upon the occurrence of each of the other Stage 1 Transactions and upon the satisfaction of the Stage 1 Closing Conditions (as hereinafter defined) which are for its benefit.

Immediately upon Varde's acquisition of the Original Debt from NationsBank and Bank One, Varde will hold the following:

                      Principal Amounts
                      -----------------
     Term Loans           $ 22,046,000
     Series A Notes       $  2,500,000
     Series B Notes       $  9,321,851
     Series C Notes       $  5,000,000
     Revolving Loans      $  6,907,000

The parties hereby agree that immediately upon Varde's acquisition of the Original Debt, the "Refinancing Trigger Date" (as defined in the Original Note Agreement) will be deemed to have occurred, and in accordance with the terms of such Original Note Agreement, the Convertible Notes shall automatically convert as follows:

                      Principal Amounts or Stated Values

    Before the Conversion              After the Conversion
    ---------------------              ---------------------

Series A Notes     $2,500,000     Series A          $2,500,000
                                  Unsecured Note

Series B Notes     $9,321,851     Series B Units    $9,321,851

Series C Notes     $5,000,000     Series C Units    $5,000,000

The terms of the Series B Units and the Series C Units shall be as set forth in their respective Certificates of Designations, attached hereto as Exhibit A.

Concurrently with Varde's acquisition of the Original Debt, the Seventh Amendment to the Fifth Restated and Amended Credit Agreement, dated as of December 30, 1997 and attached hereto as Exhibit B, shall be executed and delivered by Pride and Varde, increasing the aggregate amount outstanding under the Revolver Commitment to $14,900,000.

Concurrently with Varde's acquisition of the Original Debt, the Term Loans and the Revolving Loans shall be restructured as follows:

                      Principal Amounts or Stated Values

Before Restructuring                   After Restructuring
--------------------                   -------------------

Term Loans       $ 22,046,000    Series A Term Loans   $ 20,000,000
Revolving Loans  $ 14,900,000    Series B-1 Term Loans $  6,000,000
                                 Series B-2 Term Loans $    500,000
                                 Series B-3 Term Loans $  3,000,000
                                 Series C Term Loans   $  4,688,924
                                 Series D Units        $  2,757,076

The terms of the Series D Units shall be as set forth in its Certificate of Designations, attached hereto as Exhibit C.

The Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997 (the "Credit Agreement," and attached hereto as Exhibit D) by and among Pride, Varde and the guarantors described therein, together with the ancillary documents set forth therein and required to be executed concurrently therewith (collectively, the "Loan Documents"), shall be entered into, reflecting the new credit and financing arrangements described in Sections 1.1(b), (c) and (d) above.

Varde shall reduce the aggregate annual interest and dividend cash payment owed to it by Pride with respect to the Outstanding Securities (as hereinafter defined), other than the Series A Term Loans, to $1,090,000, and Pride shall pay such amount annually in cash as interest and distribution payments on the Outstanding Securities other than the Series A Term Loans. Subject to
Section 1.4(f), the amount of interest and dividends in excess of this amount shall be accrued and paid in kind (as hereinafter defined) in the following manner: First, the cash payment shall be applied in the following order: Series B-1 Term Loans, Series B-2 Term Loans, Series B-3 Term Loans, Series C Term Loans, Series A Unsecured Note, Series B Units, Series C Units and Series D Units (or the New Preferred Unit A, the New Preferred Unit B and the New Preferred Unit C, in the event the Stage 3 Transactions (as hereinafter defined) have been effected). Then, subject to
Section 1.4(f), the distribution shall be paid in kind on the remaining securities as to which the interest or dividend was not paid in full in cash.

As used herein, "paid in kind," when used in reference to any distribution payable with respect to any of the Outstanding Securities (as hereinafter defined), means payment of the distribution by issuance of (i) additional notes in the principal amount equal to the dollar amount of accrued but unpaid interest or
(ii) additional number of Units (as hereinafter defined) with an aggregate Stated Value (as hereinafter defined) equal to the dollar amount of accrued and unpaid dividends. Units issued as distributions payable in kind shall be duly authorized and validly issued and, upon issuance, shall have rights (including without limitation distribution, voting, conversion and redemption rights) identical to the outstanding Units in respect of which they are issued.

As used herein, "Unit" or "Units" refers to the preferred limited partnership units of Pride. As of the Stage 1 Closing, Pride shall have the Series B Units, the Series C Units, and the Series D Units, each with a stated value per Unit of $1,000 (the "Stated Value").

1.2  Closing.  The closing of the Stage 1 Transactions (the
"Stage 1 Closing") shall take place at the office of Ropes & Gray in New York, New York, at 10:00 A.M., local time, on December 30,
1997 (the "Stage 1 Closing Date").

1.3 Closing Conditions. The obligations of each party hereto to consummate the Stage 1 Transactions are subject to the satisfaction, or waiver, on or before the Stage 1 Closing, of the following conditions (the "Stage 1 Closing Conditions"):

   (1)  For the benefit of all parties:

         (i) Varde shall have acquired the Term Loans, the Convertible Notes and the Revolving Loans from NationsBank and Bank One, pursuant to the Assignment Agreements.

         (ii) The Credit Agreement and the Loan Documents shall have been duly executed and delivered and be in full force and effect, and no Default or Event of Default (as defined therein) shall have occurred and be continuing thereunder.

         (iii) The Revolving Credit and Term Loan Agreement, dated as of December 30, 1997 (the "BankBoston Agreement," and attached hereto as Exhibit E), by and among Pride, BankBoston, N.A. ("BankBoston") and the other parties thereto, pursuant to which BankBoston shall provide $86,000,000 in total aggregate facilities in the forms of (i) a secured letter of credit and revolving credit facility and (ii) a secured term loan, shall have been duly executed and delivered and be in full force and effect, and no Default or Event of Default (as defined therein) shall have occurred and be continuing thereunder.

         (iv) All permits, approvals, consents and filings required to be obtained or made by any of the parties with respect to this Agreement, the Credit Agreement, the Loan Documents or the BankBoston Agreement, or the transactions contemplated hereby or thereby, shall have been obtained and be in full force and effect.

         (v) No injunction, writ, temporary restraining order, decree or any order of any nature shall have been issued by any court or other governmental authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or the transactions contemplated hereby.

         (vi)  The Agreement of Pride SGP, dated as of August 13,
1996, by and between SGP and Pride, shall have been duly amended and restated as the Pride SGP Equity Conversion Agreement, attached hereto as Exhibit F, and be in full force and effect.

(2)  For the benefit of Varde:

         (i) Pride shall have issued and delivered to Varde the Series A Unsecured Note, attached hereto as Exhibit G, and no default or event of default shall have occurred and be continuing in respect of the Series A Unsecured Note.

         (ii) Pride shall have delivered to Varde duly authorized and validly issued Series B Units, Series C Units and Series D
Units in the aggregate Stated Values set forth in Sections 1.1(b) and 1.1(d).

         (iii) Varde shall have acquired all of NationsBank's and Bank One's right, title and interest in to, under and relating to the two Warrants to Purchase Common Units, each dated as of December 31, 1996, issued to NationsBank and Bank One, respectively.

         (iv) The Registration Rights and Transfer Restriction Agreement, dated as of December 31, 1996, by and among Pride, NationsBank and Bank One, and relating to the Series B Units and the Series C Units shall have been duly amended and restated as the Amended and Restated Registration Rights Agreement (the "Amended and Restated Registration Rights Agreement," and attached hereto as Exhibit H), and be in full force and effect.

         (v) A new Registration Rights Agreement, dated as of December 30, 1997 (the "Registration Rights Agreement," and attached hereto as Exhibit I), by and between Pride and Varde, and relating to the New Preferred Unit B and the New Preferred Unit C, shall have been duly executed and delivered and be in full force and effect.

         (vi) The representations and warranties of Pride, MGP and SGP contained in this Agreement, the Credit Agreement, the Loan Documents and the BankBoston Agreement, shall be true and correct on and as of the Stage 1 Closing Date, with the same force and effect as though made on and as of the Stage 1 Closing Date. Each of Pride, MGP and SGP shall have performed and complied with all covenants and conditions required by this Agreement, the Credit Agreement, the Loan Documents and the BankBoston Agreement to be performed or complied with by such party on or prior to the Stage
1 Closing Date.

         (vii) No claims shall be pending or, to the knowledge of Varde, be threatened to restrain or prohibit, or to obtain damages or a discovery order in respect of this Agreement, the Credit Agreement, the Loan Documents or the BankBoston Agreement, or the transactions contemplated hereby or thereby.

         (viii) There shall have been no material adverse change to the business, condition (financial or otherwise), management, assets, properties, income or prospects of Pride since September
30, 1997.

         (ix) All actions and proceedings hereunder, and all documents required to be delivered hereunder or in connection with the consummation of the Stage 1 Transactions and all other related matters, shall be reasonably acceptable to counsel to Varde, as to their form and substance.

         (x) Opinion of Andrews & Kurth L.L.P., counsel to Pride, addressed to Varde, shall have been delivered to Varde in form and substance satisfactory to Varde.

(3)  For the benefit of Pride:

         (i) Varde shall have delivered the Convertible Notes marked "canceled" to Pride.

         (ii) The representations and warranties of Varde contained in this Agreement, the Credit Agreement and the Loan Documents shall be true and correct on and as of the Stage 1 Closing Date, with the same force and effect as though made on and as of the Stage 1 Closing Date. Varde shall have performed and complied with all covenants and conditions required by this Agreement, the Credit Agreement and the Loan Documents to be performed or complied with by it on or prior to the Stage 1 Closing Date.

         (iii) No claims shall be pending or, to the knowledge of Pride, MGP or SGP, be threatened to restrain or prohibit, or to obtain damages or a discovery order in respect of this Agreement, the Credit Agreement, the Loan Documents or the BankBoston Agreement, or the transactions contemplated hereby or thereby.

         (iv) All actions and proceedings hereunder, and all documents required to be delivered hereunder or in connection with the consummation of the Stage 1 Transactions and all other related matters, shall be reasonably acceptable to counsel to Pride, as to their form and substance.

         (v) Opinion of counsel to Varde, addressed to Pride, shall have been delivered to Pride in form and substance satisfactory to Pride.

1.4  Covenants.

      (1) Any proceeds (the "DFSC Proceeds") received by Pride in connection with a certain Proposal for Additional Compensation, dated October 24, 1994, from Pride to the Defense Fuel Supply Center, shall be applied as follows: (x) the first $6,000,000 (or, if less, all of such proceeds) to reduce the Series A Term Loan,
(y) the next $5,000,000 to ratably reduce each of the respective Series B Term Loans or if applicable, redeem the New Preferred
Unit A held by Varde provided, however, that funds applied to the redemption of New Preferred Unit A as provided herein shall be so applied with respect to the initial Stated Value of the New Preferred Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of Pride, and (z) the remainder, if any, shall be paid (i) two-thirds to Pride and (ii) one-third to Varde in immediately available funds, no later than two Business Days after Pride's receipt thereof. To the extent, if any, required by clause (ii) of Section 4.3.5 of the BankBoston Agreement, any amount paid to Varde under clause (z)(ii) of this
Section 1.4(a) shall be applied as set forth in such section.

      (2) Each of Pride and MGP agree to use its best efforts to have the Board of Directors of MGP approve, as soon as practicable after the date hereof, the election to the Board of Directors of the Managing General Partner of the Company of one additional director (the "Series B and C Director") of the Managing General Partner (out of a total Board of Directors consisting of nine directors) who is a principal of Varde or who is designated by Varde and acceptable to the Managing General Partner if: no holder of Series B Units, Series C Units or Series D Units (or any Affiliate of such a holder) holds, directly or indirectly, any debt of the Company (other than the Series A Term Loans, the Series B Term Loans, the Series C Term Loans and the Series A Unsecured
Note), and (i) the Company shall have failed to pay in full in cash the amounts required to be paid per annum under Section 1.1(f) of this Agreement for six quarterly distribution periods (whether or not consecutive), or (ii) the Company shall have failed to redeem in full for cash all outstanding Series B Units, Series C Units or Series D Units on or before any date on which such redemption is required, or (iii) the Company shall have defaulted in the performance of any of its covenants or agreements contained in the Partnership Agreement or the respective Certificates of Designations with respect to the Series B Units, Series C Units or Series D Units. If such approval is obtained, appropriate amendments shall be made to the certificates of designations and appropriate voting agreements with the stockholders shall be executed and delivered.

      (3) At any time on or prior to the third anniversary of the Stage 1 Closing Date, Pride or certain members of Pride's management designated in writing by Pride (the "Designated Management") shall have the right (the "Call Option"), upon not less than thirty Business Days written notice (the "Call Notice") to Varde, to require Varde to sell all, but not less than all, of its interest in all of the securities acquired in connection with the Stage 1 Closing (including all of the securities into which the initially acquired securities have been converted pursuant to the Stage 3 Transactions (as hereinafter defined)) and all securities issued as payments in kind with respect to such initially acquired securities (collectively, the "Outstanding Securities"). The closing of this sale and purchase (the "Option Closing") shall take place thirty Business Days (as hereinafter defined) after receipt of the Call Notice by Varde, and any exercise by Pride or the Designated Management of the Call Option shall become irrevocable once exercised. The exercise price (the "Exercise Price") for the Call Option shall be, as of any date, set at an amount such that the Exercise Price will produce the sum of (i) all amounts outstanding under the Series B-2 Term Loans (including all accrued interest thereon and other amounts payable with respect thereto) plus (ii) a 40% IRR (as hereinafter defined) to Varde, subject to a minimum Exercise Price of $7,500,000 plus the cost to Varde of acquiring the Outstanding Securities then subject to the Call Option. The Exercise Price shall be paid by Pride to Varde at the Option Closing by wire transfer in immediately available funds. In exchange, Varde shall deliver the securities with respect to which the Call Option has been exercised to Pride or Designated Management, without any representations or warranties other than its ownership thereof free and clear of any lien or other encumbrance, which securities shall be taken subject to Pride Management's (as hereinafter defined) interest therein as set forth in the Management Agreements (as hereinafter defined). Notwithstanding the foregoing, Pride or the Designated Management may exercise the Call Option only with respect to the Outstanding Securities other than the Series B-2 Term Loans, in which event the Exercise Price shall exclude clause (i) of the definition thereof and the Series B-2 Term Loans shall remain outstanding after such exercise.

As used herein, "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in the City of New
York are authorized or required by law or executive order to close.

As used herein, "IRR" means a compounded internal rate of return derived by taking into account (i) the $29,000,000, representing the amount invested in Pride by Varde in respect of the Outstanding Securities other than the Series B-2 Term Loans, (ii) the amount of any interest or dividend payments, or other distributions on the Outstanding Securities, as the case may be, received by Varde on such Outstanding Securities (as of the dates received), (iii) the amount of any proceeds received by Varde upon the cancellation or redemption prior to any date of determination of its IRR of all or any portion of such Outstanding Securities (as of the dates received) and (iv) without duplication, the amount of any DFSC Proceeds received by Varde in accordance with clause (z)(ii) of
Section 1.4(a) hereof. The determination of Varde's IRR shall be made by Varde in accordance with the provisions hereof and shall be conclusive and binding on Pride in the absence of manifest error.

As used herein, "Pride Management" means those certain members of the management of Pride, designated by Pride, who are parties to the Management Agreements (as hereinafter defined).

As used herein, "Management Agreements" means the Assignment
Agreements by and between Varde and each member of Pride
Management, a form of which is attached hereto as Exhibit J.

      (4) Varde agrees, upon the execution and delivery to Varde of each of the Notes, the Security Agreements and the Employment Agreements (each as defined in the Management Agreements, forms of which are attached hereto as Exhibit K), and a legal opinion from Andrews & Kurth L.L.P. in form and substance satisfactory to Varde, to execute and deliver the Management Agreements.

      (5) Pride agrees not to modify, rescind or amend any Employment Agreement without the prior written consent of Varde.

      (6) Pride agrees to cooperate with Varde to ensure that the holder of the Outstanding Securities is entitled to preferential distributions which will not be taxable to such holder if such preferential distributions are not paid in cash and that such preferential distributions will not be characterized as "guaranteed payments" for purposes of the Internal Revenue Code of 1986, as amended. Pride may accomplish the intent of this Section 1.4(f) by amending the Outstanding Securities or exchanging the Outstanding Securities for new securities that have identical terms and conditions to those for which they are exchanged other than changes necessary to accomplish the intent of this section. In connection with such cooperation, Pride will take into account the benefit to the holder of the Outstanding Securities contemplated by this section and any adverse impact on Pride and its partners and will use its reasonable efforts to give effect to the intent of this
Section 1.4(f) unless the tax benefits to the holder of the Outstanding Securities realizable on a current cash basis are not greater than the tax detriment, if any, to Pride and its partners on a current cash basis. Pride agrees that the inability to take a deduction for guaranteed payments shall not be considered a tax detriment. Varde acknowledges that certain actions that may be taken in connection with herewith may require the approval of Pride's Unitholders (as hereinafter defined).

2.    Stage 2 Restructuring.

         2.1 Stage 2 Transactions. Each of MGP, Pride, SGP and Varde hereby acknowledges, agrees and consents to the transaction described in this Section 2.1 (the "Stage 2 Transactions"). Each of Pride, MGP, SGP and Varde acknowledges and agrees that the respective obligations of the parties hereto to consummate each

Stage 2 Transaction, is conditioned upon the satisfaction of the Stage 2 Closing Conditions (as hereinafter defined) which are for its benefit:

         (a) Pride shall repay in full, all of the outstanding amounts under the Series A Term Loans, beginning with all accrued interest thereon and any other amounts payable with respect thereto.

         2.2  Closing.  The closing of the Stage 2 Transactions
(the "Stage 2 Closing") shall take place simultaneously with the satisfaction of the Stage 2 Closing Conditions under Section
2.3(b)(i) below.

         2.3 Closing Conditions. The obligations of each party hereto to consummate the Stage 2 Transactions are subject to the satisfaction, or waiver, on or before the Stage 2 Closing, of the following conditions (the "Stage 2 Closing Conditions"):

         (1)  For the benefit of all parties:

            (i) The Stage 1 Transactions shall have been consummated.

            (ii)A third-party lender (including, but not limited to, BankBoston) acceptable to Pride and Varde shall have provided sufficient financing to enable Pride to repay the full outstanding balance under the Series A Term Loans, including all accrued interest thereon and any other amounts payable with respect thereto (collectively, the "Series A Term Loan Repayment Amount").

            (iii) All permits, approvals, consents and filings required to be obtained or made by any of the parties with respect to the Stage 2 Transactions shall be obtained and be in full force and effect.

         (2)  For the benefit of Varde:

            (i) Varde shall have received by wire transfer, in immediately available funds, the Series A Term Loan Repayment
Amount.

            (ii) All actions and proceedings hereunder, and all documents required to be delivered hereunder or otherwise in connection with the consummation of the Stage 2 Transactions and all other related matters, shall be reasonably acceptable to counsel to Varde as to their form and substance.

         (3)  For the benefit of Pride:

            (1) Pride shall have received the Series A Term Note marked canceled or the Series A Term Loans shall have been assigned to the new third party lender.

            (2) All actions and proceedings hereunder, and all documents required to be delivered hereunder or in connection with the consummation of the Stage 2 Transactions and all other related matters, shall be reasonably acceptable to counsel to Pride as to their form and substance.

         2.4 Covenants. Pride and MGP hereby jointly and severally covenant and agree with Varde, subject to no condition other than the consummation of the Stage 1 Transactions, that:

         (1) The supply contract, by and between Pride and Texaco Trading and Transportation, Inc., a Delaware corporation (the "Texaco Supply Contract") shall be in full force and effect as of the date hereof, and each of Pride, MGP and SGP shall use reasonable efforts to achieve all operational prerequisites for receiving product under the Texaco Supply Contract as promptly as practicable, but no later than March 31, 1998.

         (2) Each of Pride and MGP shall use reasonable efforts to cease operations of Pride's refinery located in Jones County, Texas and provide a written confirmation of the same to Varde by June 30, 1998.

         (3) Each of Pride and MGP shall use its reasonable best efforts to satisfy all of the conditions set forth in Article 5 of the BankBoston Agreement which must be satisfied in order to effect the Stage 2 Transaction.

      3.    Stage 3 Restructuring.

         3.1 Stage 3 Transactions. Each of Pride, MGP, SGP and Varde hereby acknowledges, and agrees and consents to all of the transactions described in this Section 3.1 (the "Stage 3 Transactions"). Each of Pride, MGP, SGP and Varde acknowledges and agrees that the respective obligations of the parties hereto to consummate each Stage 3 Transaction, is conditioned upon the occurrence of each of the other Stage 3 Transactions and upon the satisfaction of the Stage 3 Closing Conditions (as hereinafter defined) which are for its benefit.

         (1) Varde agrees to exchange the Outstanding Securities for the following:

               Principal Amounts or Stated Values

Before the Exchange                After the Exchange
-------------------                ------------------

Series B Term Loans  $9,500,000    New Preferred Unit A  $9,500,000
Series C Term Loans  $4,688,924    New Preferred Unit B  $2,500,000
Series A Unsecured
   Note              $2,500,000    New Preferred Unit C  $2,500,000
Series B Units       $9,321,851
Series C Units       $5,000,000
Series D Units       $2,757,076

            (2) The terms of the New Preferred Unit A and the New Preferred Unit C (together with the New Preferred Unit B, collectively, the "New Preferred Units") shall be substantially the same as the terms of the New Preferred Unit B, the Form of Certificate of Designations of which is attached hereto as Exhibit L, with the following exceptions:

            (1) The New Preferred Unit B shall rank junior to the New Preferred Unit A, and the New Preferred Unit C shall rank junior to the New Preferred Unit A and the New Preferred Unit B, as to distributions or upon liquidation, dissolution or winding up.

            (2) Each series of New Preferred Units shall vote as a separate class.

            (3) The dividend rates per annum on the New Preferred Units shall be as follows:

                                         Percentage of
                                         Stated Value

            New Preferred Unit A                     12%
            New Preferred Unit B                     5%
            New Preferred Unit C                     5%

Except as provided in Section 1.1(f) above, all distributions shall be paid solely in cash.

      (4) The New Preferred Units shall be convertible into the Common (as hereinafter defined) at such a conversion price determined on the basis of the total number of Common outstanding as of the Stage 3 Closing Date, calculated on a fully diluted basis. If all of the outstanding New Preferred Units are converted into the Common on the Stage 3 Closing Date, they shall result in the following percentages of the total number of Common outstanding (on a fully diluted basis):

                                         Percentage of
                                            Common

            New Preferred Unit A                     None
            New Preferred Unit B                     10%
            New Preferred Unit C                     42%

      As used herein, the "Common" refers to the common limited partnership units of Pride.

      (3) In the event the Stage 2 Transactions have not occurred, but the Stage 3 Transactions do take place, the dividend rates and the conversion features of the New Preferred
Units shall be as follows:

                                        Dividend         Conversion

      New Preferred Unit A                   12%              None
      New Preferred Unit B                    5%               10%
      New Preferred Unit C                    5%               50%

The interest rates on the outstanding Series A Term Loans shall be as set forth in the Credit Agreement.

      3.2 Closing. The closing of the Stage 3 Transactions (the "Stage 3 Closing") shall take place as soon as practicable, subject to the satisfaction of the Stage 3 Closing Conditions, but in any event no later than such date (the "Stage 3 Closing Date") that is no later than ten Business Days after the Unitholder approval has been obtained pursuant to Section 3.4(a) below.

            As used herein, "Unitholder" refers to the holders of Pride's Series B Units, Series C Units and the Common.

      3.3 Closing Conditions. The obligations of each party hereto to consummate the Stage 3 Transactions are subject to the satisfaction, or waiver, on or before the Stage 3 Closing, of the following conditions (the "Stage 3 Closing Conditions"):

            (1)   For the benefit of all parties:

                  (1) The Stage 1 Transactions shall have been consummated.

                  (2) Pride shall have obtained the approval of its Unitholders for the exchange of the Outstanding Securities for the New Preferred Units.

                  (3) Pride shall have obtained the approval of the New York Stock Exchange and any other required regulatory authority for the exchange of the Outstanding Securities for the New Preferred Units.

                  (4) The Second Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. shall be amended in connection with the issuance of the New Preferred Units with such amended terms and conditions satisfactory to Pride and Varde.

            (2)   For the benefit of Varde:

                  (1) The Stage 3 Closing shall have occurred on or before October 1, 1999.

                  (2) Pride shall have delivered to Varde duly authorized and validly issued New Preferred Unit A, New Preferred Unit B and New Preferred Unit C in the aggregate Stated Values set forth in Section 3.1(a). The terms of the New Preferred Units shall be as set forth in this Agreement and in their respective Certificates of Designations, a form of which is attached hereto as Exhibit L.

                  (3)   The representations and warranties of
Pride, MGP and SGP contained in this Agreement (including, without limitation, each of the representations and warranties contained in Section 4.1 of this Agreement) shall be true and correct on and as of the Stage 3 Closing Date, with the same force and effect as though made on and as of the Stage 3 Closing Date.
Each of Pride, MGP and SGP shall have performed and complied with all covenants and conditions required by this Agreement to be performed or complied with by such party on or prior to the Stage 3 Closing Date.

                  (4) There shall have been no material adverse change to the business, condition (financial or otherwise), management, assets, properties, income or prospects of Pride since September 30, 1997.

                  (5) The Credit Agreement, the Loan Documents and the BankBoston Agreement continue to be in full force and effect, and no default or event of default shall have occurred and be continuing thereunder (including, without limitation, under Sections 8.1(h) and 8.1(i) of the Credit Agreement and Section
8.1.10 of the BankBoston Agreement).

                  (6) Pride shall not be a party to any agreement involving a merger, consolidation or sale of any substantial portion of the assets of Pride or have announced a recapitalization. For the purposes of this Section 3.3(b)(vi), any line of business of Pride shall be deemed to constitute a substantial portion of the assets of Pride.

                  (7) Opinion of Andrews & Kurth L.L.P. counsel to Pride, addressed to Varde, shall have been delivered to Varde in form and substance satisfactory to Varde.

            (3)   For the benefit of Pride:

                  (1)   Varde shall have delivered to Pride the
Series B Term Loans, the Series C Term Loans, the Series A
Unsecured Note and the Series B Units and the Series C Units marked "canceled."

                  (2) The representations and warranties of Varde contained in this Agreement shall be true and correct on and as of the Stage 3 Closing Date, with the same force and effect as though made on and as of the Stage 3 Closing Date. Varde shall have performed and complied with all covenants and conditions required by this Agreement to be performed or complied with by Varde on or prior to the Closing Date.

            3.4   Covenants.

                  (1) Pride agrees to use its best efforts to solicit the consents of its Unitholders in order to effect the Stage 3 Transactions. Pride agrees, prior to October 1, 1999, to cause a meeting or solicitation of the Unitholders to be duly called or made, for the purpose of voting on or soliciting the approval of the Stage 3 Transactions. The general partners of Pride shall recommend the approval and adoption of the Stage 3 Transactions submitted to the Unitholders. In connection with the Unitholder Meeting, Pride: (i) shall promptly prepare and file with the Securities and Exchange Commission ("SEC"), in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"), a consent solicitation (the "Consent Solicitation"), which, when filed, shall contain all of the information required to be set forth therein by the applicable provisions of the Exchange Act; (ii) shall use all reasonable efforts to have the Consent Solicitation and/or any amendment or supplement thereto cleared by the SEC, and shall promptly as practicable thereafter mail such Consent Solicitation to its Unitholders; (iii) shall use all reasonable efforts to obtain the necessary approvals by its Unitholders of the Stage 3 Transactions; and (iv) shall otherwise comply with all legal requirements applicable to such a meeting of Unitholders.

            (2)   Varde agrees to provide Pride with such
information relating to Varde which is required to be disclosed for the purpose of obtaining the consents of Pride's Unitholders.

            (3) Pride hereby agrees to comply with each of the Additional Covenants set forth on Schedule II attached hereto.

4.0   Representations and Warranties.

      4.1 Pride, MGP and SGP hereby jointly and severally represent and warrant to Varde as of the Stage 1 Closing Date, as follows:

            (1) Each of Pride, MGP and SGP is a limited partnership or a corporation, respectively, duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, and has all requisite power and authority to execute and deliver this Agreement and all other agreements, instruments and documents (collectively, the "Related Documents") executed and delivered by it in connection herewith, and to consummate the transactions contemplated hereby and by the Related Documents, and has obtained all consents and approvals and made all registrations required to be made or obtained by it in connection herewith and therewith.

            (2) The execution, delivery and performance of this Agreement and the Related Documents executed and delivered by Pride, MGP or SGP in connection herewith do not violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree, or determination presently in effect and having applicability to such party, (ii) any contract, indenture, mortgage, loan agreement, note, lease or other instrument by which Pride, MGP or SGP may be bound or to which any of the assets of such party is subject, or (iii) any provision of Pride's, MGP's or SGP's organizational documents, subject, in the case of the Stage 3 Transactions, to the approval of Pride's Unitholders.

            (3) Each of this Agreement and the Related Documents to which Pride, MGP or SGP is a party constitutes the legal, valid and binding obligation of Pride, MGP and SGP, enforceable against Pride, MGP and SGP in accordance with its terms.

            (4) There are no, and after giving effect to the transactions contemplated hereby there will not be, any actions, suits, proceedings, claims or disputes pending, or to the best knowledge of Pride, MGP or SGP, threatened, at law, in equity, in arbitration or before any governmental authority against Pride, MGP or SGP with respect to this Agreement, the Related Documents, or any of the transactions contemplated hereby or thereby.

            (5) No information disclosed to Varde by or on behalf of Pride, MGP or SGP in connection with (i) the ability of Pride, MGP or SGP to perform its respective obligations as set forth in this Agreement, or (ii) any other matter relating to the transactions contemplated hereby or by the Related Documents, contains any untrue statement of material fact or omits to state a material fact necessary in order to make such information taken as a whole, in light of the circumstances under which it was disclosed, not misleading.

            (6) There are 4,950,000 Common Units issued and outstanding and 7,938,252 Common Units outstanding on a fully diluted basis.

            (7) Each of the Series B Units, Series C Units and Series D Units will be duly authorized and validly issued, upon issuance pursuant to this Agreement, with all rights and privileges pertaining thereto set forth in their respective Certificate of Designations. Upon issuance, each of the New Preferred Units issued pursuant to the Stage 3 Transactions shall be duly authorized and validly issued.

            (8) The representations and warranties contained in the Credit Agreement, the BankBoston Agreement and this Agreement are true and correct. No default or event of default has occurred and is continuing under the Credit Agreement or the BankBoston Agreement.

4.2 Varde's Representations. Varde hereby represents and warrants as of the date hereof as follows:

            (1) Varde is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, and has all requisite power and authority to execute and deliver this Agreement and the Related Documents executed and delivered by it in connection herewith and to consummate the transactions contemplated hereby and by such Related Documents, and has obtained all consents and approvals and made all registrations required to be made by it in connection herewith and therewith.

            (2) The execution, delivery and performance of this Agreement and the Related Documents executed and delivered by Varde in connection herewith do not violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree, or determination presently in effect and having applicability to Varde, (ii) any contract, indenture, mortgage, loan agreement, note, lease or other instrument by which Varde may be bound or to which any of the assets of Varde is subject or (iii) any provision of Varde's organizational documents.

            (3) This Agreement constitutes the legal, valid and binding obligation of Varde, enforceable against Varde in accordance with its terms.

            (4) Varde is acquiring the Outstanding Securities solely for investment purposes, and not with a view to, or for resale in connection with, any distribution of the Outstanding Securities in violation of applicable securities laws. Varde understands that the Outstanding Securities have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws by reason of specific exemptions under the provisions thereof, the availability of which depend in part upon the bona fide nature of its investment intent and upon the accuracy of its representations made in this Section 4. Varde understands that Pride is relying in part upon the representations and agreements contained in this Section 4 for the purpose of determining whether this transaction meets the requirements for such exemptions.

            (5) Varde is an "accredited investor" as defined in Rule 501(a) under the Securities Act.

            (6) Varde has such knowledge, skill and experience in business, financial and investment matters that it is capable of evaluating the merits and risks of an investment in the Outstanding Securities.

            (7) Varde understands that the Outstanding Securities are "restricted securities" under applicable federal securities laws, that the Securities Act and the rules promulgated thereunder provide in substance that it may dispose of the Outstanding Securities only pursuant to an effective registration statement under the Securities Act or an exemption therefrom, and that Pride has no obligation or intention to register any of the Outstanding Securities, or securities issuable upon conversion or exercise thereof, thereunder (except pursuant to the Amended and Restated Registration Rights Agreement and the Registration
Rights Agreement).

5.0   Indemnities.

      Pride, MGP and SGP hereby jointly and severally agree to indemnify and hold Varde and its agents, affiliates, and controlling persons, and each of their officers, partners, directors, and employees (collectively, the "Indemnitees"), harmless from and against any and all expenses (including, without limitation, reasonable attorneys' fees and disbursements), costs, losses, claims, damages or liabilities (collectively, "Losses") which are incurred by the Indemnitees or any of them, caused or in any way resulting from or relating to this Agreement, any of the Related Documents or in connection with any of the transactions contemplated hereby and thereby. Notwithstanding the foregoing, no Indemnitee shall be indemnified for any Losses resulting from (i) adverse market conditions or changes or (ii) the willful misconduct or gross negligence of such Indemnitee.

6.0   Miscellaneous

      6.1 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by Pride, MGP, SGP or any of their subsidiaries, except as provided in
Section 1.4(c) hereof.

      6.2 Notices. All notices, demands or other communications between any of the parties hereto shall be in writing. Notices delivered personally or by telecopier shall be deemed received on the same Business Day if delivered personally or by telecopier before 3:00 p.m. (recipient's local time) on such day, and otherwise on the next Business Day. Any notice, demand or other communication so addressed to the relevant parties shall be deemed to have been received (i) if given or made by certified or registered mail, by hand delivery or by courier service, when actually delivered to the relevant address (and such location is open for business) and (ii) if given or made by facsimile, on the date that the communication is received by a responsible employee of the recipient in legible form (and being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine).

All notices to Pride shall be given to:

Pride Companies L.P.
1209 North Fourth
Abilene, Texas 79601
Attention: Chief Executive Officer and
General Counsel
Tel: 915-674-8000
Fax: 915-676-8792

All notices to MGP shall be given to:

Pride Refining, Inc.
1209 North Fourth
Abilene, Texas 79601
Attention: Chief Executive Officer and
General Counsel
Tel: 915-674-8000
Fax: 915-676-8792

All notices to SGP shall be given to:

Pride SGP, Inc.
1209 North Fourth
Abilene, Texas 79601
Attention: Chief Executive Officer and
General Counsel
Tel: 915-674-8000
Fax: 915-676-8792

All notices to Varde shall be given to:

Varde Partners, Inc.
3600 West 80th Street
Suite 225
Minneapolis, Minnesota 55431
Attention:  George G. Hicks
Tel:  (612) 893-1554
Fax:  (612) 893-9613

With a copy to:

Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, New York 10019
Attention: Kenneth M. Schneider
Tel: (212) 373-3000
Fax: (212) 757-3990

      6.3 Termination. In the event the Stage 1 Closing does not occur on or prior to January 31, 1998, any party may immediately terminate this Agreement upon written notice to the other parties, and this Agreement shall become null and void and have no further force or effect. Notwithstanding anything to the contrary herein, this Section 6.3 and Sections 1.4(b), 2.4(d), 3.4(d) and 5 shall survive such termination and remain in full force and effect and any such termination shall not affect any obligation of any party which is due and remains unfulfilled (including, without limitation, any amounts due and unpaid under this Agreement or under any Related Document).

      6.4 Final Integration. This Agreement, together with the exhibits and schedules attached hereto and the Related Documents executed and delivered in connection herewith, shall serve as the final integration and expression of all agreements between Pride and any other party or parties with respect to the subject matter hereof, and any previous agreement, representation or warranty, whether oral or written, shall have no further force and effect.

      6.5 Publicity. Except as may be required by applicable law or the rules of any national securities exchange or national market, none of Pride, MGP or SGP shall issue a publicity release or announcement or otherwise make any public disclosure concerning this Agreement, any Related Document or any of the transactions contemplated hereby or thereby, without prior
approval by Varde.   If any announcement is required by law to be
made by Pride, MGP or SGP, prior to making such announcement, Pride, MGP or SGP, as the case may be, will deliver a draft of such announcement to Varde and shall give Varde an opportunity to comment thereon.

      6.6 Governing Law. The laws of the State of New York (without regard to principles of conflict of laws that would cause the application of the laws of any other jurisdiction) shall govern the construction, interpretation and enforceability of this Agreement in any dispute, case or controversy arising in or under or related to or connected with this Agreement or the relationship between or among the parties hereto.

      6.7 WAIVER OF JURY TRIAL. TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW WHICH CANNOT BE WAIVED, EACH PARTY HEREBY WAIVES, AND COVENANTS THAT IT WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE), ANY RIGHT TO TRIAL BY JURY IN ANY JUDICIAL PROCEEDING TO WHICH ANY OF THEM ARE PARTIES INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT, DUTY IMPOSED BY LAW OR OTHERWISE) IN ANYWAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT OR ANY RELATED DOCUMENT, OR THE RELATIONSHIP ESTABLISHED HEREUNDER AND WHETHER ARISING OR ASSERTED BEFORE OR AFTER THE DATE HEREOF OR BEFORE OR AFTER THE PAYMENT OBSERVANCE AND PERFORMANCE IN FULL OF ANY OBLIGATIONS OF ANY PARTY UNDER THIS AGREEMENT OR ANY OF THE RELATED DOCUMENTS.

      6.8 LIMITATION OF LIABILITY. NO CLAIM MAY BE MADE BY PRIDE, MGP OR SGP AGAINST VARDE OR ITS AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, OR ATTORNEYS FOR ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES IN RESPECT OF ANY BREACH OR WRONGFUL CONDUCT (WHETHER THE CLAIM THEREFOR IS BASED ON CONTRACT, TORT OR DUTY IMPOSED BY LAW) IN CONNECTION WITH, ARISING OUT OF OR IN ANY WAY RELATED TO THE TRANSACTIONS CONTEMPLATED AND RELATIONSHIPS ESTABLISHED BY THIS AGREEMENT OR ANY OF THE RELATED DOCUMENTS, OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH. EACH OF PRIDE, MGP AND SGP HEREBY WAIVE, RELEASE AND AGREE NOT TO SUE UPON SUCH CLAIM FOR ANY SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

      6.9 Survival of Representations. All representations, warranties, covenants, disclaimers, acknowledgments and agreements made by the parties hereto shall be considered to have been relied upon by the parties hereto, and shall be true and correct as of the date hereof and as of the Stage 1 Closing Date and the Stage 3 Closing Date, and shall survive the execution, performance and delivery of this Agreement and all other documents contemplated hereby for a period of three years from the Stage 1 Closing Date.

      6.10 Further Assurances. Each of the parties hereto agrees to execute and deliver, or cause to be executed and delivered, all such instruments and to take all such action as the other party may reasonably request in order to effectuate the intent and purposes of and to carry out the terms of this Agreement and the transactions contemplated hereby.

      6.11 Amendments. No amendment of any provision of this Agreement shall be effective unless it is in writing and signed by Pride, MGP, SGP and Varde. No waiver of any provision of this Agreement nor consent to any departure by the parties therefrom, shall be effective unless it is in writing and signed by each of the other parties, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

      6.12 Headings. The headings of the Sections of this Agreement are for information purposes only and do not constitute a part of this Agreement.

      6.13 Expenses. Pride shall pay all of the actual out-of-pocket expenses (including, without limitation, reasonable attorneys' fees and disbursements) of Varde up to $250,000 arising out of, relating to or incidental to this Agreement and the transactions contemplated hereby, including the discussions, evaluations, negotiations and documentations of this Agreement and the transactions contemplated hereby plus all such expenses incurred in connection with Section 1.1 of the Management Agreements.

      6.14 Counterparts. This Agreement may be executed in counterparts, each of which when so executed shall be original but all such counterparts shall together constitute but one and the same instrument.

            IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute this Agreement on the date first above written.

VARDE PARTNERS, INC.

By: /s/ George G. Hicks
Name:  George G. Hicks
Title:    Vice President

PRIDE COMPANIES, L.P.
By:  Pride Refining, Inc., Its Managing General Partner

By:/s/ Dave Caddell
Name:  Dave Caddell
Title:    Vice President

PRIDE REFINING, INC.

By:/s/ Dave Caddell
Name:  Dave Caddell
Title:    Vice President

PRIDE SGP, INC.

By:/s/ Dave Caddell
Name:  Dave Caddell
Title:    Vice President

                           Schedule I

                          Original Debt

Borrower:      Pride Companies, L.P.
Lenders:       NationsBank of Texas, N.A.
               Bank One, Texas, N.A.

                                          Amount Owed as of
          Type of Loan                    December 30, 1997
          ------------                    -----------------

          Term Loans                        $22,046,000
          Series A Notes                    $ 2,500,000
          Series B Notes                    $ 9,321,851
          Series C Notes                    $ 5,000,000
          Revolving Loans*                  $ 6,907,000

          Total                             $45,774,851


*Amount outstanding as of December 30, 1997

                                  Schedule II

                             Additional Covenants


              1.0 Financial Statements and Reports. Each of Pride and its Subsidiaries shall maintain a system of accounting in which correct entries shall be made of all transactions in relation to their business and affairs in accordance with generally accepted accounting practice. The fiscal year of Pride and its Subsidiaries shall end on March 31, June 30, September 30 and December 31 in each year.

                    (1) Annual Reports. Pride shall furnish to Varde as soon as available, and in any event within 90 days after the end of each fiscal year (or, if such 90th day is not a Business Day, the next succeeding Business Day), the audited Consolidated balance sheet of Pride and its Subsidiaries as at the end of such fiscal year, the Consolidated statements of income and Consolidated statements of changes in partners' equity and of cash flows of Pride and its Subsidiaries for such fiscal year (all in reasonable detail) and comparative figures for the immediately preceding fiscal year, all accompanied by:

              (1) Reports of Ernst & Young LLP (or, if they cease to be auditors of Pride and its Subsidiaries, other independent certified public accountants of recognized national standing reasonably satisfactory to Varde), containing no material qualification, to the effect that they have audited the foregoing Consolidated financial statements in accordance with generally accepted auditing standards and that such Consolidated financial statements present fairly, in all material respects, the financial position of Pride and its Subsidiaries covered thereby at the dates thereof and the results of their operations for the periods covered thereby in conformity with GAAP.

              (2) Computations by Pride comparing the financial statements referred to above with the most recent budget for such fiscal year furnished to Varde in accordance with
         Section 6.1(d) of the Credit Agreement.

              (3) Calculations, as of the end of such fiscal year, of (i) the Accumulated Benefit Obligations for each Plan (other than Multiemployer Plans) and (ii) the fair market value of the assets of such Plan allocable to such benefits.

              (4) In the event of a change in GAAP after December 31, 1997, computations by Pride, signed by a Financial Officer, reconciling the financial statements referred to above with the financial condition of Pride and its Subsidiaries as at the end of and for the year covered by such financial statements.

              (5) In reasonable detail, management's discussion and analysis of the results of operations and the financial condition of Pride and its Subsidiaries as at the end of and for the year covered by such financial statements.

                    (2) Quarterly Reports. Pride shall furnish to Varde as soon as available and, in any event, within 45 days after the end of each of the first three fiscal quarters of Pride (or, if such 45th day is not a Business Day, the next succeeding Business Day), the internally prepared Consolidated balance sheet of Pride and its Subsidiaries as of the end of such fiscal quarter, the Consolidated statements of income, of changes in partners' equity and of cash flows of Pride and its Subsidiaries for such fiscal quarter and for the portion of the fiscal year then ended (all in reasonable detail) and comparative figures for the same period in the preceding fiscal year, all accompanied by:

              (1) A certificate of Pride signed by a Financial Officer to the effect that such financial statements have been prepared in accordance with GAAP and present fairly, in all material respects, the financial position of Pride and its Subsidiaries covered thereby at the dates thereof and the results of their operations for the periods covered thereby, subject only to normal year-end audit adjustments and the addition of footnotes.

              (2) Computations by the Borrower comparing the financial statements referred to above with the most recent budget for the period covered thereby furnished to Varde in accordance with Section 6.1(d) of the Credit Agreement.

              (3) In reasonable detail, management's discussion and analysis of the results of operations and financial condition of Pride and its Subsidiaries as at the end of and for the fiscal period covered by the financial statements referred to above.

                    (3) Monthly Reports. Pride shall furnish to Varde as soon as available and, in any event, within 30 days after the end of each Month (or, if such 30th day is not a Business Day, the next succeeding Business Day, the internally prepared Consolidated balance sheet of Pride and its Subsidiaries as at the end of such Month and the Consolidated statements of income of Pride and its Subsidiaries for such month (all in reasonable detail), all accompanied by a certificate of Pride signed by a Financial Officer to the effect that such financial statements were prepared in accordance with GAAP and present fairly, in all material respects, the financial position of the Persons covered thereby at the date thereof and the results of the of their operations for the periods covered thereby, subject only to normal year-end audit adjournments and the addition of footnotes.

                    (4)   Other Reports.  Pride shall promptly
furnish to the Varde:

                    (i) As soon as prepared and in any event at least 30 days prior to the beginning of each fiscal year, an annual budget and operating projections for such fiscal year of Pride and its Subsidiaries, prepared in a manner consistent with the manner in which the financial projections described in Section 5.6 of the Credit Agreement were prepared.

                    (ii)  Any material updates such budget and
              projections.

                    (iii)  Any management letters furnished to
              Pride
              or any of its Subsidiaries by the Pride's auditors.

                    (iv)  All budgets, projections, statements of
              operations and other reports furnished generally to the shareholders and Pride.

                    (v)   Such registration statements, proxy
              statements and reports, including Forms S-1, S-2, S-3, S-4, 10-K, 10-Q and 8-K, as may be filed by the Pride or any of its Subsidiaries with the Securities and Exchange Commission and all press releases issued by Pride or any of the guarantors under the Credit Agreement (the "Guarantor").

                    (vi)  Any 90-day letter or 30-day letter from
              the federal Internal Revenue Service (or the equivalent notice received from state or other taxing authorities) asserting tax deficiencies against Pride or any of its Subsidiaries.

                    (vii) The financial statements of MGP and SGP for each fiscal year, such financial statements to include the balance sheet, income statement and cash flow statement for such period, and be delivered as so as available and in any event within 90 days after the end of the each fiscal year.

                    (viii)  Within 120 days after the end of
              Pride's fiscal year, an annual projections model, satisfactory in both form and context to Varde, which model shall cover a minimum of three projected years.

                    (ix)  As soon as available, copies of the
              minutes
              of all meetings of the boards of directors of each of MGP or SGP and all meetings of holders of the equity securities of the Guarantors.

                    (5)   Other Information.  Such other
information concerning the business, properties or financial condition of Pride as Varde shall reasonably request.

              2.0 Other Notices. Pride shall promptly notify Varde of (i) any material adverse change in the financial condition of Pride or any of the Guarantors, or their businesses, (ii) any default under any material agreement, contract, or other instrument to which it is a party or by which any of its properties are bound, or any acceleration of the maturity of any Indebtedness owing by Pride or any of the Guarantors, (iii) any material adverse claim against any affecting Pride or any Subsidiary or any of its properties, and (iv) the commencement of, and any material determination in, any material litigation with any third party or any proceeding before any Tribunal affecting Pride or any of the Guarantors.
                               EXHIBIT 10.32


                   CERTIFICATE OF DESIGNATIONS

                               of

         SERIES B CUMULATIVE CONVERTIBLE PREFERRED UNITS

                               of

                      PRIDE COMPANIES, L.P.

      Pursuant to the Second Amended and Restated Agreement
                     of Limited Partnership

                effective as of December 30, 1997
                      _____________________


          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, a series of preferred limited partnership units of the Company has been duly established, and that such series has the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

         SERIES B CUMULATIVE CONVERTIBLE PREFERRED UNITS

          Section 1. Number of Units and Designation. There is hereby established a series of preferred limited partnership units of the Company with the designation "Series B Cumulative Convertible Preferred Units" (herein referred to as the "Series B Units"), which shall consist of a maximum of 15,850 Units, with a Stated Value per Unit of $1,000.00 (the "Stated Value").

          Section 2. Definitions. In addition to the definitions set forth elsewhere herein, the following terms shall have the meanings indicated:

          "$2,000,000 Loan" means indebtedness of the Company to the Special General Partner evidenced by that certain Promissory Note dated as of August 13, 1996, made by the Company payable to the order of the Special General Partner in the original principal amount of $2,000,000.

          "$450,000 Loan" means indebtedness of the Company to the Special General Partner evidenced by that certain Promissory Note dated as of August 13, 1996, made by the Company payable to the order of the Special General Partner in the original principal amount of $450,000.

          "Affiliate" of any Person is a Person that, directly or indirectly, controls, is controlled by or is under common control with such Person (and "control" means the power, directly or indirectly, to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of a Person's Board of Directors or equivalent governing body).

          "BankBoston Credit Agreement" means that certain Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, by and among the Company (as borrower), BankBoston, N.A. (as a lender and as agent), the guarantors parties thereto and the lenders from time to time parties thereto, as such agreement may be amended from time to time.

          "Business Day" means any day other than a Saturday, Sunday or a day on which commercial banks in Dallas, Texas are required or authorized to close.

          "Common Units" means the common limited partnership units of the Company issued or authorized for issuance pursuant to the Partnership Agreement.

          "Credit Agreement" means the Sixth Restated and Amended Credit Agreement dated as of December 30, 1997, among the Company (as borrower), the Managing General Partner, the Special General Partner, Desulfur Partnership, Pride Marketing of Texas (Cedar
Wind), Inc., and Pride Borger, Inc. (as guarantors), and Varde (as lender), as such agreement may be amended from time to time.

          "Indebtedness" means all obligations, contingent or otherwise, which in accordance with GAAP are required to be classified upon the balance sheet of the Borrower (or other specified Person) as liabilities, but in any event including (without duplication);

               (i)  borrowed money;

               (ii) indebtedness evidenced by notes, debentures or similar instruments;

               (iii)     Capitalized Lease Obligations;

               (iv) the deferred purchase price of assets, services or securities, including related noncompetition, consulting and stock repurchase obligations (other than ordinary trade accounts payable within six months after the incurrence thereof in the ordinary course of business);

               (v) mandatory redemption or dividend rights on capital stock (or other equity);

               (vi) reimbursement obligations, whether contingent or matured, with respect to letters of credit, bankers acceptances, surety bonds, other financial guarantees and Interest Rate Protection Agreements (without duplication of other Indebtedness supported or guaranteed thereby);

               (vii)     unfunded pension liabilities;

               (viii)    obligations that are immediately and
     directly due and payable out of the proceeds of or production from property;

               (ix) liabilities secured by any Lien existing on property owned or acquired by the Borrower (or such specified Person), whether or not the liability secured thereby shall have been assumed; and

               (x) all Guarantees in respect of Indebtedness of others.

          The term "Capitalized Lease Obligations" means the amount of liability reflecting the aggregate discounted amount of future payments under all Capitalized Leases calculated in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board. The term "Capitalized Lease" means any lease which is required to be capitalized on the balance sheet of the lessee in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board. The term "Interest Rate Protection Agreement" means any interest rate swap, interest rate cap, interest rate hedge or other contractual arrangement that converts variable interest rates into fixed rates, fixed interest rates into variable rates or other similar arrangements. The term "Lien" means any lien, mortgage, security interest, tax lien, pledge, encumbrance, conditional sale or title retention arrangement, or any other interest in property designed to secure the repayment of Indebtedness, whether arising by agreement or under any statute or law, or otherwise. The term "Guarantee" of any Person means any contract, agreement or understanding of such Person pursuant to which such Person guarantees, or in effect guarantees, any Indebtedness of any other Person in any manner, whether directly or indirectly, including without limitation agreements: (i) to purchase such Indebtedness or any property constituting security therefor, (ii) to advance or supply funds (A) for the purchase or payment of such Indebtedness, or (B) to maintain net worth or working capital or other balance sheet conditions, or otherwise to advance or make available funds for the purchase or payment of such Indebtedness, (iii) to purchase property, securities or service primarily for the purpose of assuring the holder of such Indebtedness of the ability of the primary obligor to make payment of the Indebtedness, or (iv) otherwise to assure the holder of the Indebtedness of the primary obligor against loss in respect thereof; except that "Guarantee" shall not include the endorsement by the Company in the ordinary course of business of negotiable instruments or documents for deposit or collection.

          "Initial Issuance Date" means the date on which the first issuance of Series B Units occurs, whether such phrase is used in reference to Units issued on such date or on any subsequent date.

          "Junior Securities" means the Common Units and any other class or series of equity of the Company ranking junior to the Series B Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Managing General Partner" means the corporation or other entity designated to serve as managing general partner of the Company pursuant to the Partnership Agreement.

          "Note Purchase Agreement" means that certain Note
Agreement dated August 13, 1996, as amended, providing, among other things, for the issuance by the Company of the Series A Unsecured
Note.

          "Parity Securities" means any class or series of equity of the Company ranking on a parity with the Series B Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Partnership Agreement" means that certain Second Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of December 31, 1996, as such agreement may be amended.

          "payable in kind" or "paid in kind," when used in reference to any distribution payable with respect to the Units, means payment of the distribution by issuance of that number (or fraction) of additional Series B Units that has an aggregate Stated Value equal to the dollar amount of the distribution then payable.
 Units issued as distributions payable in kind shall be duly authorized and validly issued and, upon issuance, shall have rights (including, without limitation, distribution, voting, conversion and redemption rights) identical to the outstanding Series B Units in respect of which they are issued.

          "Person" means an any individual, partnership, joint venture, corporation, limited liability company, trust, unincorporated organization or government or any department or agency thereof.

          "Pipeline Lease" means that certain Pipeline Lease Agreement effective as of March 29, 1990, between the Company, as lessee, and the Special General Partner, as lessor, as amended by Amendment No. 1 to Pipeline Lease Agreement and Amendment No. 2 to Pipeline Lease Agreement, each effective as of March 29, 1990, and by Amendment No. 3 to Pipeline Lease Agreement, effective as of December 30, 1997.

          "Pride SGP Equity Conversion Agreement" means the amended and restated Agreement of Pride SGP, dated as of August 13, 1996, by and between the Special General Partner and the Company, together with the Subordination Agreement attached thereto.

          "Restructuring Agreement" means that certain
Restructuring and Override Agreement, dated as of December 30,
1997, by and among the Company, the Managing General Partner, the Special General Partner and Varde.

          "Senior Securities" means any class or series of equity of the Company ranking senior to the Series B Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Series A Term Loan" means the term loan in the aggregate principal amount of $20,000,000 owed by the Company to Varde pursuant to the Credit Agreement.

          "Series A Unsecured Note" means the Convertible Unsecured Series A Promissory Notes of the Company in the aggregate initial principal amount of $2,500,000, issued by the Company to Varde pursuant to the Note Purchase Agreement.

          "Series C Units" means the Series C Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Certificate of Designations dated as of December 30, 1997, relating to such series. Series C
Units are Parity Securities.

          "Series D" Units means the Series D Cumulative Preferred Units of the Company issued in accordance with the Partnership Agreement and the Certificate of Designations dated as of December 30, 1997, relating to such series. Series D Units are Junior Securities.

          "Series E Units" means the subordinate preferred limited partnership units of the Company issued or issuable, as contemplated by Section 2.1 of the Pride SGP Equity Conversion
Agreement, upon the conversion of the $2,000,000 Loan.  Series E
Units are Junior Securities.

          "Series F Units" means the subordinate preferred limited partnership units of the Company issued or issuable, as contemplated by Section 2.1 of the Pride SGP Equity Conversion
Agreement, upon the conversion of the $450,000 Loan.  Series F
Units are Junior Securities.

          "SGP Guarantee" means the guarantee by the Special
General Partner of, among other things, (i) the distribution rights and liquidation preferences of the Series B Units, the Series C
Units and the Series D Units and (ii) the obligations of the Company to Varde under the Series A Unsecured Note.

          "Special General Partner" means Pride SGP, Inc., a Texas corporation, or any successor in its capacity as special general partner of the Company.

          "Subsidiary" means, with respect to any Person, any corporation, association, partnership, joint venture, limited liability company or other business or corporate entity, enterprise or organization which is directly or indirectly (through one or more intermediaries) controlled by or owned fifty percent or more by such person.

          "Transfer Agent" means such agent or agents of the Company as may be designated by the Managing General Partner as the transfer agent for the Series B Units.

          "Units" means any or all or each, as the context may require, of the Series B Units, the Series C Units, the Series D
Units, the Series E Units and the Series F Units.

          "Varde" means Varde Partners, Inc., a Delaware corporation, and its successors and assigns.

          Section 3. Distributions. (a) The Company shall pay to the holders of the Series B Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. Distributions shall accrue cumulatively on each Unit from and including the date of original issuance of such Unit to and including the date on which such Unit shall have been converted into Common Units or redeemed and the redemption price shall have been paid in full as contemplated by
Section 6 hereof, whether or not such distributions are declared by the Company and whether or not there shall be (at the time such distribution becomes payable or at any other time) profits, surplus or other funds of the Company legally available for the payment of distributions.

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Unit outstanding at the following rates:

                    (i) during the three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 6% per annum of the Stated Value of the Unit, if paid in cash, or at the rate of 8% per annum of such Stated Value, if paid in kind in accordance with subsection (c) below;

                    (ii) during the two-year period beginning on the third anniversary of the Initial Issuance Date and ending on the date immediately preceding the fifth anniversary thereof, at the rate of 12% per annum of the Stated Value of the Unit, payable in cash only; and

                    (iii)     thereafter, at the rate of 15% per
     annum of the Stated Value of the Unit, payable in cash only.

          The amount of the distribution payable on each Distribution Payment Date shall be determined by applying the applicable rate from and including the date immediately following the last previous Distribution Payment Date (or from and including the date of original issuance of the Unit, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Units shall be payable in cash or payable in kind, at the Company's option. Notwithstanding the foregoing or anything else contained herein to the contrary, however, (i) distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date and
(ii) all distributions payable on any Distribution Date in the three-year period referred to in subsection (b)(i) shall be payable only in cash to the extent that payments to Varde pursuant to
Section 1.1(f) of the Restructuring Agreement in any year are less than $1,090,000.00. Distributions payable on the Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent not paid on a Distribution Payment Date, all distributions which shall have accrued on each Unit outstanding as of such Distribution Payment Date shall be added to the Stated Value of such Unit and shall remain a part thereof until paid, and distributions shall accrue and be paid on such Unit on the basis of the Stated Value, as so adjusted; provided, that any such unpaid distributions accruing during the three-year period referred to in subsection (b)(i) shall be added to such Stated Value at the rate specified in such subsection for distributions paid in kind. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection (b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

               (e)  Distributions payable on each Distribution
Payment Date shall be paid to record holders of the Units as they appear on the books of the Company at the close of business on the tenth Business Day immediately preceding the respective
Distribution Payment Date.

               (f) Except as otherwise provided in Section 1.1(f) of the Restructuring Agreement, so long as any Series B Units are outstanding:

                    (i) No distribution shall be declared or paid, or set apart for payment on or in respect of any Junior
     Securities, including, without limitation, distributions payable in cash or other property or in units of any Junior
     Security or other securities of the Company.

                    (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Parity Securities, for any period unless full cumulative distributions on all outstanding Series B Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. When distributions are not paid in full, as aforesaid, on the Series B Units and any Parity Securities, all distributions declared upon such Parity Securities shall be declared and paid pro rata with the Series B Units so that the amounts of distributions per unit declared and paid on the Series B Units and such Parity Securities shall in all cases bear to each other the same ratio that unpaid cumulative distributions per unit on the Series B Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.

               (iii) Unless full cumulative distributions on all outstanding Series B Units have been paid (or contemporaneously are declared and paid) in cash for all prior distribution periods (1) no rental payments shall be made to the Special General Partner pursuant to the Pipeline Lease unless Varde has received the full amount in cash to which it is entitled under Section 1.1(f) of the Restructuring Agreement and (2) the Special General Partner shall not declare or pay, or set apart for payment, any dividend or distribution in respect of any of the outstanding securities of the Special General Partner. If the Company shall have paid any distributions on the Series B Units in kind, the condition specified in the preceding sentence shall not be deemed to be satisfied unless all Units issued in payment of such distributions have been redeemed by the Company for cash.

          For purposes of this subsection (f), unless expressly stated otherwise herein, "distribution" shall include, without limitation, any distribution by the Company of cash, evidences of indebtedness, securities or other properties or assets of the Company, or of rights to purchase or otherwise acquire any of the foregoing, whether or not made out of profits, surplus or other funds of the Company legally available for the payment of distributions.

          Section 4. Certain Covenants and Restrictions. So long as any Series B Units are outstanding:

               (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities (except for Series B Units and Series C Units issued as distributions in kind to the existing holders thereof in accordance with their respective Certificates of Designations), or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.

               (b) The Company shall not (i) pay any principal or interest on, or redeem, purchase or otherwise acquire for any consideration any Parity Securities or Junior Securities (or pay any money to a sinking fund or otherwise set apart any money, property or other consideration for the purchase or redemption of any Parity Securities or Junior Securities) or (ii) pay, provide or distribute to the holders of any Parity Securities or Junior Securities, as such, any money, property, rights or other consideration, except for distributions to holders of Parity Securities permitted by Section 3(f)(ii) hereof.

               (c) The Company shall not effect any split, reverse split or any other subdivision or combination of the Common Units or any other class or series of equity securities of the Company.

               (d) Neither the Company nor the Managing General Partner shall amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, this Certificate of Designations, the Articles of Corporation, bylaws or other organizational document of the Managing General Partner or any agreement entered into for the benefit of holders of Series B Units in any manner so as to affect adversely any of the preferences, rights or powers of the Series B Units.

               (e) The Company shall not and shall not permit any of its Subsidiaries to, create, assume, incur, guarantee or otherwise become or be liable in respect of, or maintain or otherwise allow to exist, any Indebtedness, except for the following:

                    (i)  So long as the Credit Agreement is in
     effect, the Indebtedness permitted and set forth in
     Section 7.1 of the Credit Agreement; and
                    (ii) If the Credit Agreement is no longer in effect, the Indebtedness set forth in Section 6.6 of the BankBoston Credit Agreement (whether or not the BankBoston Credit Agreement shall then be in effect).

               (f) The Company will not, and will not permit any of its Subsidiaries to, sell, lease, convey, transfer, issue or otherwise dispose of, in one transaction or in a series of transactions, whether involving assets or securities, all or a substantial portion of any Company Business, or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) except a sale for fair consideration (as determined by the Board of Directors of the Managing General Partner) to a purchaser who is not an Affiliate of the Company, the Managing General Partner or the Special General Partner, which consideration shall consist solely of cash which is applied by the Company as provided in subsection (h) of this
Section 4. As used in this subsection, "Company Business" means the operations and assets of one of the following three primary lines of business as currently conducted by the Company and its Subsidiaries on January 1, 1998: (i) crude oil gathering and exchange, (ii) refining and (iii) transportation and marketing of refinery products.

               (g) All money, property or other consideration received by the Company or any Subsidiary outside the ordinary course of business, including but not limited to consideration for or in connection with the sale, lease, transfer or other disposition of any assets or properties of the Company (other than the sale of goods and services in the ordinary course of business), or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) but excluding consideration received in connection with (A) the sale or disposition of any asset of the Company which is sold for fair consideration not in excess of $25,000 or in the aggregate not in excess of $250,000 (provided that to the extent consideration from any such excluded sale or disposition is applied by the Company in accordance with this Section 4(g), the amount of such consideration shall not be counted under the $250,000 aggregate limitation) and (B) except as otherwise provided in the Restructuring Agreement, Litigation Settlements or Equity Offerings, shall be applied (or converted into cash and then applied, if applicable) by the Company (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note;
(iii) then, to the redemption of the outstanding Series B Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series B Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (h)  Except as otherwise provided in the
Restructuring Agreement, all consideration received by the Company or any Subsidiary in connection with the resolution (by judgment or otherwise) or settlement of any judicial, administrative or arbitral proceeding ("Litigation Settlements") shall be applied (or converted into cash and then applied, if applicable) by the Company
(i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series B Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings"), including, without limitation, any Rights Offering as defined in Section 11, shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note;
(iii) then, to the redemption of the outstanding Series B Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series B Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company. The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii) and (iii) of this Section 4(i).

               (j)  [intentionally omitted]

               (k) The Company shall not cause or permit the Pipeline Lease or any other agreement between the Company and any Affiliate of the Company to be amended, supplemented, replaced or modified in any manner that would increase the payments required to be made by the Company thereunder or the costs of compliance by the Company therewith.

               (l) The Company shall deliver to each holder of Series B Units one (1) copy of each of the following:

               (i) Monthly Statements. As soon as available, and in any event within 30 days after the end of each calendar month, copies of the consolidated balance sheet of the Company as of the end of such month, and statements of income and retained earnings and changes in financial position and cash flows of the Company for that month and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year. Such statements shall be in reasonable detail, with a certificate of the chief financial officer of the Managing General Partner certifying that such statements are true and correct in all material respects to the best of his knowledge and prepared in accordance with generally accepted accounting principles ("GAAP"), consistently maintained and applied, subject to year-end audit adjustments.

               (ii) Annual Statements. As soon as available after each fiscal year end, and in any event within 90 days thereafter, copies of the consolidated balance sheet of the Company as of the close of such fiscal year and statements of income and retained earnings and cash flows of the Company for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon (which shall be without a "going concern" or like qualification or exception) of Ernst & Young or of other independent public accountants of recognized national standing selected by the Company and satisfactory to the holders of Series B Units representing 51% or more of the aggregate Stated Value of the outstanding Series B Units, to the effect that such consolidated financial statements have been prepared in accordance with GAAP consistently maintained and applied (except for changes in which such accountants concur) and that the examination of such accounts in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances.

               (iii) SEC and Other Reports. Promptly upon its becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company to equity owners generally and of each regular or periodic report, registration statement or prospectus filed by the Company with any securities exchange or the Securities and Exchange Commission or any successor agency, and of any order issued by any court or governmental authority in any proceeding to which the Company is a party.

               (iv) Other Information. Such other information concerning the business, properties or financial condition of the Company as the holders of Series B Units representing 51% or more of the aggregate Stated Value of the outstanding Series B Units shall reasonably request.

          For purposes of this Section 4, "proceeds" means gross amounts received without deduction of any related costs or expenses, offset of any related losses or other reduction of any kind, except that "proceeds" of Equity Offerings means gross sales price less reasonable discounts and commissions of underwriters or placement agents. Any noncash proceeds or other noncash assets received by the Company and that are subject to the provisions of subsection (h) or (i) of this Section 4 shall be converted to cash by the Company as soon as practicable and applied as provided in the applicable subsection, and shall not be sold, transferred or otherwise disposed of by the Company other than for such purpose. Notwithstanding the foregoing, the Company may allow any promissory note or similar instrument that is subject to subsection (h) or (i) of this Section 4 to remain outstanding in accordance with its terms, provided that all payments received by the Company thereunder, and the proceed of any sale, transfer or other disposition thereof, shall be applied as provided in the applicable subsection of this Section 4.

          Compliance by the Company with any covenant contained in this Section 4 may be waived in writing by the holders of Series B Units representing 51% or more of the aggregate Stated Value of the outstanding Series B Units. No such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other covenant of the Company or any other term, condition or provision hereof.

          Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series B Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all accrued and unpaid distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series B Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series B Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. For purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement referred to in Section 12 hereof, the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

               (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series B Units, as provided in this Section 5, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series B Units shall not be entitled to share therein.

               (c) Written notice of the commencement of any proceeding for or that may result in any liquidation, dissolution or winding up of the Company shall be given to holders of Series B Units in accordance with Section 10(k), but neither the giving of such notice nor anything in this Section 5 or any other provision hereof shall relieve the Company of its obligation to obtain consent from holders of Units as provided in Section 9.

          Section 6. Optional and Mandatory Redemption. (a) The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series B Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all accrued and unpaid distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

               (b) The Company shall, at the Redemption Price and in the manner provided in this Section 6, redeem for cash from any source of funds legally available therefor, all Series B Units outstanding on the first to occur of:

                    (i)  180 days after the Maturity Date, as
     defined in the Credit Agreement;

                    (ii) the date that is 30 days after any default (a "Cross-Default") by the Company in its obligations to make payments under or with respect to any Indebtedness with an outstanding principal amount in excess of $500,000; provided, however, that the Company need not effect such mandatory redemption because of a Cross-Default if such Cross-Default is cured prior to the end of such 30-day period to the satisfaction of the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units or the right to require the Company to effect such redemption is waived in writing by the holders of 51% or more in Stated Value (as adjusted, if applicable) of the Series B Units; no such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other or subsequent Cross-Default;

                    (iii)     the date that is 30 days after any
     failure by the Company to pay in full in cash on any Distribution Payment Date any distribution payable only in cash on such Distribution Payment Date; or

                    (iv) the date that is 30 days after any default or failure of compliance by the Company with any covenant or restriction contained in Section 3(f) or Section 4 hereof, unless such default or failure of compliance is cured prior to the end of such 30-day period to the satisfaction of the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units; or

                    (v) the Business Day immediately preceding any Change in Control of the Company. For this purpose, a "Change in Control" means (1) a change in the direct or indirect power to direct or cause the direction of the management and policies of the Company, the Managing General Partner or the Special General Partner, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of any of such entities' Boards of Directors or equivalent governing bodies; (2) any reorganization, reclassification or change in any outstanding securities of the Company; (3) the Company's consolidation or merger with or into another partnership, corporation or other entity; (4) the sale, lease or other transfer of the property of the Company as an entirety or substantially as an entirety; (5) the termination of the SGP Guarantee or of the pledge of all of the Special General Partner's assets securing its obligations thereunder, or any event or circumstance as a result of which the SGP Guarantee or such pledge shall no longer be in full force and effect; or (6) the redemption, purchase or other acquisition by the Special General Partner for any consideration any of the Special General Partner's outstanding securities (or the payment of any money to a sinking fund or the setting apart of any money, property or other consideration for the purchase or redemption of any such securities) or the payment, provision or distribution to the holders of any of its outstanding securities, as such, any money, property, rights or other consideration, other than ordinary pro rata dividends to all holders of a class of such outstanding securities; provided, however, that in the case of clause (2), (3) or (4) of this sentence, any reorganization, reclassification, change, consolidation, merger, sale or transfer that has been approved by the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units in accordance with
     Section 9(b) shall not constitute a Change in Control.

          The Managing General Partner shall cause the Redemption
Notice (as defined below) to be mailed sufficiently in advance of the dates or events specified in this subsection (b) to permit the redemption to occur on such dates.

          If there are insufficient legally available funds for redemption under this subsection (b), the Company shall redeem such lesser number of Series B Units (on a pro rata basis from all holders of Series B Units, in proportion to the number of Units held), to the extent there are funds legally available therefor, and shall redeem all or part of the remainder of the Series B Units as soon as the Company has sufficient funds that are legally available therefor. If the redemption is delayed because of insufficient legally available funds, distributions shall continue to accrue on Series B Units outstanding, and shall be added to and become a part of the Redemption Price of such Units, until the Redemption Price, as so adjusted, for such Units is paid in full.

               (c) The Company also shall, at the Redemption Price and in the manner provided in this Section 6, redeem Series B Units using the funds received from the sources described in Section 4(g), (h) and (i), to the extent provided therein, promptly after the Company's receipt of such funds.

               (d) In connection with any optional or mandatory redemption of Units, at least 20 days and not more than 60 days prior to the Redemption Date, written notice (the "Redemption Notice") shall be sent simultaneously by certified mail, return receipt requested, and by telecopy to each holder of record of the Series B Units at the post office address last shown on the records of the Company for such holder. The Redemption Notice shall state:

               (i)  whether all or less than all the outstanding
     Series B Units are to be redeemed and the total number of Series B Units being redeemed;

               (ii) the number of Series B Units held by the holder that the Company intends to redeem;

               (iii)  the Redemption Date and the Redemption Price;

               (iv)  that the holder is to surrender to the
     Company, in the manner and at the place designated, the certificate or certificates representing the Series B Units to be redeemed; and

               (v) that an Escrow Account as described in the following paragraph has been established at a bank specified in the Redemption Notice.

Notwithstanding the foregoing, a Redemption Notice relating to a mandatory redemption required by paragraph (ii), (iii) or (iv) of subsection (b) of this Section 6 shall be mailed at least 15 days and not more than 30 days prior to the mandatory Redemption Date.

          Not later than the date on which a Redemption Notice is mailed by the Company, the Company shall deposit in an escrow account (the "Escrow Account") for the pro rata benefit of the holders of the Units to be redeemed the funds necessary for such redemption with a bank or trust company having capital and surplus of at least $500 million and approved in writing by the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units (the "Escrow Agent"). Any such funds (i) that represent the Redemption Price of Units converted into Common Units pursuant to Section 10 prior to the applicable Redemption Date or (ii) that are unclaimed at the end of two years after the applicable Redemption Date shall revert to the general funds of the Company and, upon such reversion, the Escrow Agent shall, upon demand, pay such funds over to the Company and be relieved of all responsibility in respect thereof and any holder of Units entitled to receive any of such funds shall thereafter look only to the Company for the payment of the Redemption Price. Any interest on funds included in the Escrow Account shall be for the account of the Company. The failure to establish the Escrow Account by the date specified in this paragraph shall cause the Redemption Notice that required such Escrow Account to have been established to be ineffective, and the Company shall not have any right to redeem any Units pursuant to such Redemption Notice. Such failure shall not relieve the Company of any obligation to effect a mandatory redemption of Units.

          On or before the Redemption Date each holder of Series B Units shall surrender to the Company the certificate or certificates representing such Units to be redeemed, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price for such Units shall be payable in cash on the Redemption Date to the Person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be canceled and retired. In the event that less than all Units represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Units.

          In the event of a redemption of only a portion of the then outstanding Series B Units, the Company shall effect such redemption pro rata according to the number of Units held by each holder.

          Unless the Company defaults in the payment in full of the Redemption Price, distributions on the Series B Units called for redemption shall cease to accumulate on the Redemption Date, and the holders of such Units redeemed shall cease to have any further rights with respect thereto on the Redemption Date, other than to receive the Redemption Price without interest.

          Holders of all Series B Units shall have the right at any time from and after the date on which the Company calls any Series B Units for redemption and prior to the Redemption Date for such Units to convert all or any part of the outstanding Units held by them into Common Units at the Conversion Price (as defined in Section 10), notwithstanding anything herein to the contrary, and whether or not such holders otherwise would have the right to effect such conversion at such time pursuant to Section 10.

          Section 7.  Prohibitions on Issuance.  All Units
repurchased, redeemed or otherwise acquired by the Company shall be retired and canceled and shall not be reissued. No authorized but unissued Units shall be issued other than as distributions in kind to the existing holders of Series B Units in accordance with
Section 3 hereof.

          Section 8. Ranking. (a) No equity securities of the Company shall rank senior to the Series B Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series B Units pursuant hereto. The Company shall not issue any debt security (except as permitted by Section 4(e)).

               (b) The following equity securities of the Company, and no others, shall rank on a parity with the Series B Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series B Units pursuant hereto: the Series C Units.

               (c) Without limiting the definition of "Junior Securities" contained in Section 2, the following equity securities of the Company shall rank junior to the Series B Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series B Units pursuant hereto: the Series D Units, the Series E Units, the Series F Units and the Common Units.

          Section 9. Voting. (a) So long as any Series B Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series B Units and Series C Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series B Units and Series C Units, voting as one class,
(i) create, authorize, issue or reissue any class or series of Senior Securities, or any units of any such class or series, or
(ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series B Units or the Certificate of Designations of the Series C Units that prescribe the terms and conditions of the Series B Units or Series C Units; provided, however, that any proposed amendment, alteration or rescission of any provision of the Partnership Agreement or of the Certificate of Designations of the Series B Units or Series C Units, as contemplated by clause (ii) of this sentence, shall require the approval of the holders of Series B Units and the holders of Series C Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series B Units and Series C Units, respectively, each voting as a separate class.

               (b)  So long as any Series B Units remain
outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of the Series B Units and Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units and Series C Units, voting as one class, (i) create, authorize, issue or reissue any class or series of Parity Securities, or any units of any such class or series, including without limitation any authorized but unissued Series B Units or Series C Units (other than Series B Units or Series C Units issued as distributions in kind to the existing holders thereof in accordance with their respective Certificates of Designations);
(ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series B Units or the Certificate of Designations of the Series C Units that set forth the restrictions and covenants of the Company (including without limitation restrictions regarding capital expenditures, issuance of Indebtedness and payment of distributions to holders of Parity Securities or Junior Securities) that benefit or protect the rights of holders of the Series B Units or Series C Units; (iii) commence any voluntary proceeding (under bankruptcy, insolvency or similar laws or otherwise) for or that may result in the liquidation, dissolution or winding up of the Company, consent to the entry of an order for relief in an involuntary proceeding under any federal or state bankruptcy, insolvency or similar laws or to the appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official of the Company or of any substantive part of its properties, or make an assignment for the benefit of its creditors or admit in writing its inability to pay its debts generally as they become due; or (iv) reorganize, reclassify or change any outstanding securities, consolidate or merge with or into another partnership, corporation or other entity or sell or transfer the property of the Company as an entirety or substantially as an entirety.

               (c)  [intentionally omitted]

               (d)  [intentionally omitted]

               (e) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Series B Units shall not have any right to vote on any question presented to the holders of voting securities of the Company.

          Section 10. Conversion Rights. (a) Each Series B Unit shall be convertible at the option of the holder thereof into fully paid Common Units at any time during the Conversion Period. The number of Common Units deliverable upon conversion of one Series B Unit shall be determined by dividing the Stated Value of the Series B Unit by the Conversion Price (as defined below) then in effect. The "Conversion Period" shall commence on March 31, 1998 and shall end on the date on which all outstanding Series B Units have been redeemed and the aggregate Redemption Price has been paid full in accordance with Section 6 hereof.

               (b) Conversion of any Series B Unit may be effected by the holder thereof by the surrender of the certificate for such Unit to the Company at the principal office of the Transfer Agent in the State of Texas or at the office of any successor Transfer Agent for the Series B Units, or to such other agent or agents of the Company as may be designated by the Managing General Partner. If any Series B Units are called for redemption pursuant to a Redemption Notice in accordance Section 6 hereof, such right of conversion shall cease and terminate as to the Units called for redemption at the close of business on the Redemption Date, unless the Company shall default in the payment of the Redemption Price (in which event, such conversion right shall remain in effect until full payment of the Redemption Price has been made) or shall have failed to establish an Escrow Account as required by Section 6 (in which event such call for redemption shall be ineffective, as provided in Section 6, and such conversion right shall be unaffected by such Redemption Notice).

               (c) The price at which holders of Series B Units may acquire Common Units pursuant to the conversion rights set forth in this Section 10 (the "Conversion Price") initially shall be $6.30 per Common Unit, which price has been determined on the basis of the number of outstanding Common Units, on a fully diluted basis, as of the Initial Issuance Date, so that if Series B Units had been convertible and converted into Common Units on such date, the holders of Series B Units representing an aggregate Stated Value of $1.0 million would have received 2.0% of such outstanding Common Units, on a fully diluted basis, as of such date. For this purpose, the number of outstanding Common Units, on a fully diluted basis, includes (i) Common Units actually outstanding on the Initial Issuance Date and (ii) Common Units into which all convertible securities, convertible debt and other convertible instruments (including without limitation the Series B Units and the Series C Units) and all warrants, options or other rights to acquire any Common Units of the Company issued and outstanding on the Initial Issuance Date are convertible, exchangeable or exercisable (notwithstanding that such conversion, exchange or exercise rights may not have been fully vested on the Initial Issuance Date). The Conversion Price and Stated Value of the Units, for purposes of conversion, are subject to adjustment as provided herein.

               (d) The Stated Value of each Series B Unit, for purposes of conversion, shall be $1,000.00 plus the amount of accrued and unpaid distributions for all distribution payment periods ending on or prior to the date such Units are surrendered to the Company for conversion and for the partial distribution period beginning on the date immediately following the most recent Distribution Payment Date through and including the date on which such Units are surrendered for conversion. Notwithstanding the foregoing, holders of Series B Units surrendered for conversion shall have the option to require the Company to make payment in cash of all such accrued and unpaid distributions, in lieu of such adjustment to the Stated Value, whether or not funds are legally available therefor and whether or not declared.

               (e) As promptly as practicable after the surrender of Series B Units for conversion, the Company shall issue and deliver or cause to be issued and delivered to the holder of such Units certificates representing the number of Common Units into which such Series B Units have been converted in accordance with the provisions of this Section 10. Subject to the following provisions of this Section 10, such conversion shall be deemed to have been made as of the close of business on the date on which the Series B Units shall have been surrendered for conversion in the manner herein provided, so that the rights of the holder of the Series B Units so surrendered shall cease at such time and the Person or Persons entitled to receive the Common Units upon conversion thereof shall be treated for all purposes as having become the record holder or holders of such Common Units at such time; provided, however, that any such surrender on any date when the unit transfer books of the Company are closed shall be deemed to have been made, and shall be effective to terminate the rights of the holder or holders of the Series B Units so surrendered for conversion and to constitute the Person or Persons entitled to receive such Common Units as the record holder or holders thereof for all purposes, at the opening of business on the next succeeding day on which such transfer books are open and such conversion shall be at the Conversion Price in effect at such time. The Company will not at any time close its transfer books against the transfer of any Series B Unit or of any Common Unit issued or issuable upon the conversion of any Series B Unit in any manner which interferes with the timely conversion of such Series B Unit.

               (f) The Company shall not at any time limit the number of Common Units that may be issued by the Company or take any other action that would impair the Company's ability to issue Common Units sufficient to permit the conversion of all outstanding Series B Units and the conversion, exchange or exercise of all other securities and instruments convertible or exchangeable into or exercisable for Common Units. The Company shall not, by amendment of its Partnership Agreement or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed under this Section 10 by the Company or any of the terms of its Partnership Agreement which are applicable to Common Units issuable upon conversion of the Series B Units, but will at all times in good faith assist in the carrying out of all of the provisions of this Section 10 and in the taking of all such other action as may reasonably be requested by any holder in order to protect the conversion privilege and other rights of the Series B Units and of the Common Units issuable upon conversion of the Series B Units against any impairment.

               (g) The Company covenants and agrees that all Common Units that may be issued upon the exercise of the conversion rights of Series B Units will, upon issuance, be fully paid, without any obligations to make additional capital contributions to the Company, and free from all taxes, liens and charges with respect to the issue thereof.

               (h) The number and kind of securities purchasable upon the exercise of the conversion rights of the Series B Units shall be subject to adjustment from time to time upon the happening of certain events, as follows:

               (i) If the Company, at any time while any of the Series B Units are outstanding, shall subdivide or combine its Common Units, the Conversion Price shall be proportionately reduced, in case of subdivision of units, as of the effective date of such subdivision, or if the Company shall take a record of holders of its Common Units for the purpose of so subdividing, as of such record date, whichever is earlier, or shall be proportionately increased, in the case of a combination of units, as of the effective date of such combination or, if the Company shall take a record of holders of its Common Units for the purpose of so combining, as of such record date, whichever is earlier; provided, however, that nothing in this paragraph shall be deemed to permit the Company to effect any such subdivision or combination in violation of any other provision, including Section 4(c), hereof.

               (ii) If the Company at any time while any of the Series B Units are outstanding shall:

                         (1)  Make any distribution of Additional
          Common Units (as defined below), the Conversion Price shall be adjusted, as of the date the Company shall take a record of the holders of its Common Units for the purpose of receiving such distribution (or if no such record is taken, as of the date of such distribution), to that price determined by multiplying the Conversion Price in effect immediately prior to such record date (or if no such record is taken, then immediately prior to such distribution) by a fraction (i) the numerator of which shall be the total number of Common Units outstanding immediately prior to such distribution, and (ii) the denominator of which shall be the total number of Common Units outstanding immediately after such distribution (plus in the event that the Company paid cash for fractional units, the number of Additional Common Units which would have been outstanding had the Company issued fractional units in connection with such distribution); provided, however, that nothing in this paragraph shall be deemed to permit the Company to effect any such distribution in violation of any other provision, including Section 3(f) or 4(b), hereof; or

                         (2)  Issue any Additional Common Units to
          the Special General Partner (regardless of any consideration received by the Company for such issuance) or make any payments under the Pipeline Lease in the form of Additional Common Units, the Conversion Price shall be adjusted, as of the date of such issuance or payment, to that price determined by multiplying the Conversion Price in effect immediately prior to such date by a fraction
          (i) the numerator of which shall be the total number of Common Units outstanding immediately prior to such issuance or payment, and (ii) the denominator of which shall be the total number of Common Units outstanding immediately after such issuance or payment.

               (iii) If the Company, at any time while any of the Series B Units are outstanding and the Fair Market Price of the Common Units is less than or equal to the Conversion Price, shall issue any Additional Common Units (other than as provided in the foregoing paragraphs (i) and (ii) of this subsection) at a price per unit less than the Conversion Price or without consideration, then the Conversion Price upon each such issuance shall be reduced (but never increased) to a price determined by multiplying the existing Conversion Price by the following fraction, where O is the number of Common Units outstanding, on a fully diluted basis, prior to such issuance; N is the number of Additional Common Units being issued; P is the amount of consideration received per unit by the Company in exchange for issuance of such Additional Common Units; and C is the existing Conversion Price:

                    O + (N x P divided by C)
                    ------------------------
                              O + N

               (iv) If the Company, at any time while any of the Series B Units are outstanding and the Fair Market Price of the Common Units is greater than the Conversion Price, shall issue any Additional Common Units (other than as provided in paragraphs (i) and (ii) of this subsection) at a price per unit that is less than Fair Market Price, then the Conversion Price upon each such issuance shall be reduced (but never increased) to a price determined by multiplying the existing Conversion Price by the following fraction, where O, N and P have the meanings specified in paragraph (ii) of this subsection (h) and M is the Fair Market Price:

                    O + (N x P divided by M)
                    ------------------------
                              O + N

               (v) If the Company at any time while any of the Series B Units are outstanding shall issue any Common Unit Equivalents (as defined below) and the price per unit for which Additional Common Units may be issuable thereafter pursuant to such Common Unit Equivalents is less than the Conversion Price, or less than the Fair Market Price but greater than the Conversion Price, or if, after any such issuance, the price per unit for which Additional Common Units may be issuable thereafter is amended and such price as so amended is less than the Conversion Price, or less than the Fair Market Price but greater than the Conversion Price, at the time of such amendment, then the Conversion Price upon each such issuance or amendment shall be adjusted as provided in paragraph (ii), (iii) or (iv) of this subsection, as applicable, as if the underlying Additional Common Units had been issued directly. The consideration for Additional Common Units issuable pursuant to any Common Unit Equivalents shall be the consideration received by the Company for issuing such Common Unit Equivalents plus the additional consideration payable to the Company upon the exercise, conversion or exchange of such Common Unit Equivalents. If the Conversion Price is adjusted upon the issuance of Common Unit Equivalents and such Common Unit Equivalents are thereafter canceled without having been converted or exercised, and without any Additional Common Units having been issued in respect thereof, then the Conversion Price shall be readjusted to the Conversion Price that would have been in effect if such Common Unit Equivalents had never been issued. No adjustment of the Conversion Price shall be made under paragraph (ii), (iii) or
     (iv) of this subsection (h) upon the issuance of any Additional Common Units that are issued pursuant to any Common Unit Equivalents if upon the issuance of such Common Unit Equivalents adjustments shall previously have been made pursuant to this paragraph (v) to the same extent as would have been made under paragraph (ii), (iii) or (iv) if such Additional Common Units had been issued directly.

               (vi) No adjustment shall be made to the Conversion Price with respect to the issuance of any Additional Common Units (or any Common Unit Equivalents pursuant to which such Additional Common Units are issuable) at a price per unit that is greater than both the Conversion Price and the Fair Market Price.

               (vii) For purposes of making the adjustments in the Conversion Price as provided in this Section 10(h), the consideration received by the Company shall be deemed to be the following: to the extent that any Additional Common Units or any Common Unit Equivalents shall be issued for cash consideration, the consideration received by the Company therefor; if such Additional Common Units or Common Unit Equivalents are offered by the Company for subscription, the subscription price; if such Additional Common Units or Common Unit Equivalents are sold to underwriters or dealers for public offering, the initial public offering price, in any such case excluding any amount received for accrued interest or accrued distributions and without deduction of any commissions, discounts or expenses paid or incurred by the Company in connection with the issue thereof; and to the extent that such issuance shall be for a consideration other than cash, then, except as herein otherwise expressly provided, the fair market value of such consideration at the time of such issuance as determined in good faith by the Managing General Partner of the Company. In the event of the issuance at any time of any Additional Common Units or Common Unit Equivalents in payment or satisfaction of any distribution upon any class or series of units other than Common Units, the Company shall be deemed to have received for such Additional Common Units or Common Unit Equivalents consideration equal to the amount of such distribution so paid or satisfied; provided, that nothing herein shall be deemed to permit the Company to issue Common Units for such purpose under circumstances in which such issuance is not otherwise permitted. In any case in which the consideration to be received shall be other than cash, the Managing General Partner shall notify each holder of Series B Units of its determination of the fair market value of such consideration prior to accepting receipt thereof. If, within 10 days of receipt of such notice, the holders of Series B Units representing 51% or more of the aggregate Stated Value of Series B Units then outstanding shall notify the Managing General Partner in writing of their objection to such determination, a determination of the fair market value of such consideration shall be made by an independent investment banker (with an established national reputation) selected by the Managing General Partner, with the written approval of the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units.

               (viii) If any event occurs as to which, in the good faith judgment of the holders of Series B Units representing 51% or more of the aggregate Stated Value of the outstanding Series B Units, the other provisions of this Section 10(h) are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of Series B Units in accordance with the essential intent and principles of such provisions, then the Managing General Partner shall appoint a firm of independent public accountants (with an established national reputation) who are satisfactory to the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units (which may be the Company's regular independent auditors) which shall give their opinion upon the adjustment, if any, on a basis consistent with such essential intent and principles, necessary to preserve, without dilution, the rights of the holders of Series B Units. Upon receipt of such opinion, the Managing General Partner shall forthwith make the adjustments described therein; provided, that no such adjustment shall have the effect of increasing the Conversion Price as otherwise determined pursuant to this Section 10.

               (ix) The Company may give notice to the holders that the proceeds of certain Additional Common Units will be used to redeem all outstanding Series B Units, which notice shall be given prior to the actual issuance of such Additional Common Units. If such notice is given and such proceeds are used for such purpose within 60 days after receipt thereof, such Additional Common Units shall not be considered in determining an adjustment to the Conversion Price under this
     Section 10(h) with respect to any Series B Units which become subject to an election to convert after delivery of such notice.

               (i) If at any time the Company shall be a party to any transaction (including, without limitation, a merger, consolidation, sale of all or substantially all the Company's assets, liquidation, or recapitalization of the Common Units) in which the previously outstanding Common Units shall be changed into or exchanged for different securities of the Company or common stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of any of the foregoing or in which the Common Units cease to be a publicly traded security either listed on the New York Stock Exchange or the American Stock Exchange or quoted by the NASDAQ National Market System or any successor thereto or comparable system (each such transaction being herein called the "Transaction," the date of consummation of the Transaction being herein called the "Consummation Date," the Company (in the case of a recapitalization of the Common Units or any other such transaction in which the Company retains substantially all its assets and survives as a limited partnership) or such other corporation or entity (in each other case) being herein called the "Acquiring Company," and the common stock (or equivalent equity interests) of the Acquiring Company being herein called the "Acquirer's Common Stock"), then, as a condition of the consummation of the Transaction, lawful and adequate provisions shall be made so that the holder of Series B Units, upon the conversion thereof at any time on or after the Consummation Date (but subject, in the case of an election pursuant to clause (B) or (C) below, to the time limitation hereinafter provided for such election),

                    (A)  shall be entitled to receive, and such
          Series B Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, shares of the Acquirer's Common Stock, unless the Acquiring Company fails to meet the requirements set forth in clauses (D), (E), and (F) below, in which case shares of the common stock of the corporation or other entity (herein called a "Parent") which directly or indirectly controls the Acquiring Company if it meets the requirements set forth in clauses (D), (E), and (F) below, at a conversion price per share equal to the lesser of (1) the Conversion Price in effect immediately prior to the Consummation Date multiplied by a fraction the numerator of which is the market price per share (determined in the same manner as provided in the definition of Fair Market Price) of the Acquirer's Common Stock or the Parent's common stock or equivalent equity security, as the case may be, immediately prior to the Consummation Date and the denominator of which is the Fair Market Price immediately prior to the Consummation Date, or (2) the market price per share (as so determined) of the Acquirer's Common Stock or the Parent's common stock or equivalent equity security, as the case may be, immediately prior to the Consummation Date (subject in each case to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this
          Section 10),

or at the election of the holder of Series B Units pursuant to notice given to the Company on or before the later of (1) the 30th day following the Consummation Date, and (2) the 60th day following the date of delivery or mailing to such holder of the last proxy statement relating to the vote on the Transaction by the holders of the Common Units,

                    (B)  shall be entitled to receive, and such
          Series B Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, the highest amount of securities or other property to which such holder would actually have been entitled as a holder of Common Units upon the consummation of the Transaction if such holder had converted such holder's Series B Units immediately prior thereto (subject to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this Section 10), provided that if a purchase, tender or exchange offer shall have been made to and accepted by the holders of more than 50% of the outstanding Common Units, and if the holder of Series B Units so designates in such notice given to the Company, the holder of Series B Units shall be entitled to receive in lieu thereof, the highest amount of securities or other property to which such holder would actually have been entitled as a holder of Common Units if such holder had converted the Series B Units prior to the expiration of such purchase, tender or exchange offer and accepted such offer (subject to adjustments from and after the consummation of such purchase, tender or exchange offer as nearly equivalent as possible to the adjustments provided for in this Section 10), or, if neither the Acquiring Company nor the Parent meets the requirements set forth in clauses (D), (E), and (F) below, at the election of the holder of Series B Units pursuant to notice given to the Company on or before the later of (1) the 30th day following the Consummation Date, and (2) the 60th day following the date of delivery or mailing to such holder of the last proxy statement relating to the vote on the Transaction by the holders of the Common Units,

                    (C)  shall be entitled to receive, within 15
          days after such election, in full satisfaction of the conversion rights afforded to such holder under this
          Section 10, an amount in cash equal to the fair market value of such conversion rights as of the Consummation Date, as determined by an independent investment banker (with an established national reputation as a valuer of equity securities) selected by the Managing General Partner, with the written approval of the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding series B units, such fair market value to be determined with regard to all material relevant factors (including without limitation the holder's right to receive the consideration described in paragraphs (A) and (B) above, including the provisos thereto, if applicable) but without regard to the effects on such value of the Transaction.

The Company agrees to obtain, and deliver to each holder of Series B Units a copy of, the determination of the independent investment banker (selected and approved as provided above) necessary for the valuation under clause (C) above within 15 days after the Consummation Date of any Transaction to which clause (C) is applicable.

          The requirements referred to above in the case of the Acquiring Company or its Parent are that immediately after the Consummation Date:

                    (D)  it is a solvent corporation organized
          under the laws of any state of the United States of America having its common stock (or equivalent equity security, if not a corporation) listed on the New York Stock Exchange or the American Stock Exchange or quoted by the NASDAQ National Market System or any successor thereto or comparable system, and such common stock (or equivalent equity security) continues to meet such requirements for such listing or quotation;

                    (E) it is required to file, and in each of its three fiscal years immediately preceding the Consummation Date has filed, reports with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and

                    (F) in the case of the Parent, such Parent is required to include the Acquiring Company in the consolidated financial statements contained in the Parent's Annual Report on Form 10-K as filed with the Securities and Exchange Commission and is not itself included in the consolidated financial statements of any other Person (other than its consolidated subsidiaries).

Notwithstanding anything contained herein to the contrary, the Company shall not effect any Transaction unless prior to the consummation thereof each corporation or entity (other than the Company) which may be required to deliver any securities or other property upon the conversion of Series B Units, the surrender of Series B Units, or the satisfaction of conversion rights as provided herein shall assume, by written instrument delivered to each holder of Series B Units, the obligation to deliver to such holder such securities or other property to which, in accordance with the foregoing provisions, such holder may be entitled, and such corporation or entity shall have similarly delivered to each holder of Series B Units an opinion of counsel for such corporation or entity, satisfactory to the holders of Series B Units representing not less than 51% of the aggregate Stated Value of the then outstanding Series B Units, which opinion shall state that Series B Units, including, without limitation, the conversion provisions applicable to Series B Units, shall thereafter continue in full force and effect and shall be enforceable against such corporation or entity in accordance with the terms hereof, together with such other matters as such holder may reasonably request.

          Notwithstanding any of the foregoing provisions of this subsection (i), in connection with any Transaction, each holder of Series B Units, at its election, pursuant to notice given to the Company on or before the later of (1) the 30th day following the Consummation Date, and (2) the 60th day following the date of delivery or mailing to such holder of the last proxy statement relating to the vote on the Transaction by the holders of the Common Units, shall be entitled to receive, and such Series B Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, an amount in cash equal to the aggregate Stated Value of such Series
B Units plus the amount of accrued and unpaid distributions thereon for all distribution payment periods ending on or prior to the date on which such cash payment is received by the holder and for the partial distribution period beginning on the date immediately following the most recent Distribution Payment Date through and including the date of such receipt.

               (j) Upon the occurrence of any event requiring an adjustment of the Conversion Price, then and in each such case the Company shall promptly deliver to each holder of Series B Units an officer's certificate stating the Conversion Price resulting from such adjustment and the increase or decrease, if any, in the number of Common Units issuable upon conversion of each Series B Unit, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. If, within 10 days of receipt of any such officer's certificate, the holders of Series B Units representing not less than 51% of the aggregate Stated Value of the then outstanding Series B Units shall notify the Managing General Partner in writing of their objection to such calculations, then, within 30 days after receipt of such notice from such holders, the Company will obtain and deliver to each holder of Series B Units the opinion of its regular independent auditors or another firm of independent public accountants of recognized national standing selected by the Managing General Partner who are satisfactory to the holders of Series B Units representing not less than 51% of the aggregate Stated Value of the outstanding Series B Units, which opinion shall confirm the statements and calculations in such officer's certificate. It is understood and agreed that the independent public accountants rendering any such opinion shall be entitled expressly to assume in such opinion the accuracy of any determination of Fair Market Price, or of the fair market value of conversion rights, made by an independent investment banker in accordance with this Section 10.

               (k) If at any time (i) the Company shall commence any Rights Offering (as defined in Section 11); (ii) there shall be any capital reorganization or reclassification of the Common Units, or consolidation or merger of the Company with, or sale of all or substantially all its assets to, another partnership, corporation or other entity; (iii) there shall be a voluntary or involuntary dissolution, liquidation, or winding-up of the Company; or (iv) there shall be any other Transaction, then, in any one or more of such cases, the Company shall give to all holders of Series B Units
(a) at least 30 days prior to any event referred to in clause (i),
(ii) or (iii) above, and within five business days after it has knowledge of any pending Transaction, written notice of the date on which the books of the Company shall close or a record shall be taken for such distribution or Rights Offering or for determining rights to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding-up, or Transaction and (b) in the case of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding-up, or Transaction known to the Company, at least 30 days prior written notice of the date (or, if not then known, a reasonable approximation thereof by the Company) when the same shall take place. Such notice in accordance with the foregoing clause (a) shall also specify, in the case of any such distribution or Rights Offering, the date on which the holders of Common Units shall be entitled thereto, and such notice in accordance with the foregoing clause (b) shall also specify the date on which the holders of Common Units shall be entitled to exchange their Common Units for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding-up, or Transaction, as the case may be. Such notice shall also state that the action in question or the record date is subject to the effectiveness of a registration statement under the Securities Act of 1933, as amended, or to a favorable vote of security holders, if either is required.

               (l) No fractional Common Units shall be issued in connection with any conversion hereunder, but in lieu of such fractional Common Units, the Company shall make a cash payment therefor upon the basis of the Conversion Price then in effect.

               (m) For purposes of this Section 10, the following definitions shall apply:

               (i) "Additional Common Units" shall mean all Common Units of the Company issued or to be issued by the Company after the Initial Issuance Date, except Common Units which have been or may be issued upon conversion of the Series B Units, the Series C Units and the other convertible securities, convertible instruments, warrants, options and rights outstanding on the Initial Issuance Date referred to in subsection (c) of this Section 10.

               (ii) "Common Unit Equivalent" shall mean any convertible security or any warrant, option or other right to subscribe for or purchase any Additional Common Units or any such convertible security. The term "convertible security" means any evidence of indebtedness, limited partnership unit or other security that is convertible into or exchangeable for Additional Common Units.

               (iii) "Common Units" shall be deemed to include the Common Units and any other Junior Securities the issuance of which would have any dilutive effect on the value of the Common Units issuable upon conversion of the Series B Units.

               (iv)  For purposes of any computation under this
     Section 10, the "Fair Market Price" per Common Unit on any date shall be deemed to be (1) the average of the daily last reported sale prices of the Common Units for the 20 consecutive Business Days commencing 25 Business Days before such date, as reported on the principal national securities exchange on which the Common Units are then listed, or if the Common Units are not then listed on a national securities exchange, the average of the daily last reported sale prices for such Business Days on the Nasdaq National Market System or in the over-the-counter market as reported by Nasdaq, (2) if last sale prices are not reported for the Common Units, the average of the daily closing bid and asked prices on such Business Days as so reported or (3) if no last sale prices or bid and asked prices are publicly reported, the Fair Market Price of a Common Unit shall be determined by an independent investment banker (with an established national reputation as a valuer of equity securities) selected by the Managing General Partner, with the written approval of the holders of Series B Units representing not less than 51% of the aggregate Stated Value of the then outstanding Series B Units.

          Section 11. Rights Offerings. (a) If the Company, at any time while any of the Series B Units are outstanding, shall distribute pro rata to holders of Common Units any warrants or other rights ("Rights") to purchase Additional Common Units (a "Rights Offering"), the holder of each Series B Unit shall receive the number of Rights that such holder would have been entitled to receive in connection with the Rights Offering if the holder had converted the Series B Unit into Common Units in accordance with
Section 10, at the then current Conversion Price and Stated Value, immediately prior to the record date for distribution of the Rights (or if no record date is established, prior to the date on which the Rights Offering otherwise commences). Holders of Series B Units shall receive Rights as provided in the preceding sentence whether or not such holders are at such time entitled to convert their Series B Units into Common Units pursuant to Section 10. Holders of Series B Units shall have the right to exercise such Rights (including any step-up or over-subscription privileges) as fully as any other recipient thereof, without the necessity of converting any Series B Units into Common Units.

               (b) Subject to compliance with subparagraph (a) , the distribution of Common Units pursuant to any Rights Offering shall not trigger any adjustment of the Conversion Price pursuant to the terms of Section 10(h) hereof.

               (c) The Company shall not commence or conduct more than one Rights Offering in any 12-month period nor more than two Rights Offerings within the four-year period following the consummation of the Stage 1 Closing, as defined in the Restructuring Agreement. The exercise price of any Rights (as initially distributed or subsequently amended) shall not be less than 66 2/3% of the Conversion Price in effect at the time of distribution of such Rights. The Company shall not, while any Series B Units are outstanding, commence or conduct Rights Offerings that result in, or are likely to result in, aggregate cash proceeds to the Company from all such Rights Offerings in excess of $7.5 million. The Company shall provide reports to the holders of Series B Units on a regular basis for the duration of the period during which Rights may be exercised, but in any event no less frequently than weekly, setting forth the number of Rights exercised during the periods covered by such reports and cumulatively from the date of commencement of the Rights Offering (separately identifying Rights that have been exercised by the Company or its Affiliates).

               (d) If any Rights distributed by the Company are transferable, the Company shall have an assignable right of first refusal to purchase Rights proposed to be sold, assigned, transferred or otherwise disposed of ("transferred") by a holder of Series B Units in certain circumstances, as follows:

               (i) The Company's right of first refusal provided herein shall be applicable only with respect to proposed transfers of Rights by Varde, which is the initial holder of Series B Units, and shall not be applicable with respect to proposed transfers of Rights by Varde to any of its respective Affiliates. In the event of a transfer to such an Affiliate, the Affiliate shall receive and hold the Rights subject to the terms and provisions of this section 11(d).

               (ii) If Varde desires to transfer all or any part of its Rights, other than to an Affiliate, Varde shall give written notice to the Managing General Partner of its intention to transfer all or a specified part of its Rights (which notice shall set forth in reasonable detail the terms and provisions of the proposed transfer) and shall by such notice offer such Rights for sale to the Company at the aggregate purchase price offered by a bona fide third party purchaser. The Company, at its option within 20 days after delivery of such notice of intention, shall have the right to purchase all, but not less than all, of the Rights being offered at the specified price and shall give written notice to Varde within such 20-day period of the exercise of its right to purchase all such Rights.

               (iii) If the Company does not elect to purchase all the Rights proposed to be transferred by Varde, Varde shall then be free to transfer the Rights to the third party, at the price previously specified to the Managing General Partner, at any time within 90 days after the expiration of the 20-day period referred to in paragraph (ii) above. If such transfer is not completed within that 90-day period, the Rights will again be subject to the terms and provisions of this Subsection (d).

               (iv) If the Company elects to purchase all the Rights proposed to be transferred by Varde, Varde shall, within 10 days after receipt of written notice from the Managing General Partner of the exercise by the Company of its right to purchase, deliver the certificate or certificates representing the Rights to be sold at the principal place of business of the Managing General Partner, duly endorsed for transfer or accompanied by appropriate transfer documents.
     The Company shall, simultaneously with the delivery of the Rights to the principal place of business of the Managing General Partner, pay to Varde in cash at such principal place of business the specified price of the Rights being purchased.

               (v) Any attempted transfer of Rights without compliance with the terms of this subsection (d) shall be invalid and of no effect, and the Company shall have the right to compel the holder or the purported transferee to transfer and deliver the same to the Company in accordance herewith, in which event the price payable by the Company for such Rights shall be the price paid or that was to have been paid by the purported transferee.

               (e) The Company and the Managing General Partner will use their reasonable best efforts to cause an active trading market to be established and maintained for any Rights distributed by it and to engage an independent investment banker (with an established national reputation) to serve as a "standby" underwriter to support any Rights Offering by agreeing to purchase from the Company any Common Units offered in the Rights Offering and not subscribed for.

          Section 12. Registration Rights and Transfer Restrictions. Holders of Series B Units have certain registration rights with respect to Common Units issued upon the exercise of Series B Units, and the transfer of such Common Units is subject to certain restrictions, all as set forth in that certain Amended and Restated Registration Rights Agreement dated as of December 30, 1997, by and between the Company and Varde.

          Section 13.  Record Holders.  The Company and the
Transfer Agent may deem and treat the record holder of any Units as the true and lawful owner thereof for all purposes.

          Section 14. Notices. Except as otherwise expressly provided herein, all notices required or permitted to be given hereunder shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered or certified mail, return receipt requested, with postage prepaid, addressed: (a) if to the Company, to the offices of the Managing General Partner at 1209 N. 4th, Abilene, Texas 79601 (Attention: Brad Stephens), fax no. (915) 676-8792, or other agent of the Company designated as permitted hereby; or (b) if to any holder of the Series B Units, to such holder at the address of such holder as listed in the record books of the Company (which shall include the records of the Transfer Agent), or to such other address as the Company or holder, as the case may be, shall have designated by notice similarly given. As of the Initial Issuance Date, Varde's address for notice is:

          Varde Partners, Inc.
          3600 West 80th Street
          Suite 225
          Minneapolis, Minnesota 55431
          Attention:  George Hicks
          Tel:  (612) 893-1554
          Fax:  (612) 893-9613

          with a copy to:

          Paul, Weiss, Rifkind, Wharton & Garrison
          1285 Avenue of the Americas
          New York, New York 10019
          Attention: Kenneth M. Schneider
          Tel: (212) 373-3000
          Fax: (212) 757-3990

          Section 15. Successors and Transferees. The provisions applicable to Series B Units shall bind and inure to the benefit of and be enforceable by the Company, the respective successors to the Company and by any holder of Series B Units.

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 30th day of December, 1997.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner


                              By: /s/ Dave Caddell

                                  Name: Dave Caddell
                                  Title: Vice President
                   CERTIFICATE OF DESIGNATIONS

                               of

         SERIES C CUMULATIVE CONVERTIBLE PREFERRED UNITS

                               of

                      PRIDE COMPANIES, L.P.

     Pursuant to the Second Amended and Restated Agreement
                     of Limited Partnership

                effective as of December 30, 1997
                      _____________________


          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, a series of preferred limited partnership units of the Company has been duly established, and that such series has the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

         SERIES C CUMULATIVE CONVERTIBLE PREFERRED UNITS

          Section 1. Number of Units and Designation. There is hereby established a series of preferred limited partnership units of the Company with the designation "Series C Cumulative Convertible Preferred Units" (herein referred to as the "Series C Units"), which shall consist of a maximum of 15,000 Units, with a Stated Value per Unit of $1,000.00 (the "Stated Value").

          Section 2.    Definitions.  In addition to the
definitions set forth elsewhere herein, the following terms shall have the meanings indicated:

          "$2,000,000 Loan" means indebtedness of the Company to the Special General Partner evidenced by that certain Promissory Note dated as of August 13, 1996, made by the Company payable to the order of the Special General Partner in the original principal amount of $2,000,000.

          "$450,000 Loan" means indebtedness of the Company to the Special General Partner evidenced by that certain Promissory Note dated as of August 13, 1996, made by the Company payable to the order of the Special General Partner in the original principal amount of $450,000.

          "Affiliate" of any Person is a Person that, directly or indirectly, controls, is controlled by or is under common control with such Person (and "control" means the power, directly or indirectly, to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of a Person's Board of Directors or equivalent governing body).

          "BankBoston Credit Agreement" means that certain Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, by and among the Company (as borrower), BankBoston, N.A. (as a lender and as agent), the guarantors parties thereto and the lenders from time to time parties thereto, as such agreement may be amended from time to time.

          "Business Day" means any day other than a Saturday, Sunday or a day on which commercial banks in Dallas, Texas are required or authorized to close.

          "Common Units" means the common limited partnership units of the Company issued or authorized for issuance pursuant to the Partnership Agreement.

          "Credit Agreement" means the Sixth Restated and Amended Credit Agreement dated as of December 30, 1997, among the Company (as borrower), the Managing General Partner, the Special General Partner, Desulfur Partnership, Pride Marketing of Texas (Cedar
Wind), Inc., and Pride Borger, Inc. (as guarantors), and Varde (as lender), as such agreement may be amended from time to time.

          "Indebtedness" means all obligations, contingent or otherwise, which in accordance with GAAP are required to be classified upon the balance sheet of the Borrower (or other specified Person) as liabilities, but in any event including (without duplication);

               (i)  borrowed money;

               (ii) indebtedness evidenced by notes, debentures or similar instruments;

               (iii)     Capitalized Lease Obligations;

               (iv) the deferred purchase price of assets, services or securities, including related noncompetition, consulting and stock repurchase obligations (other than ordinary trade accounts payable within six months after the incurrence thereof in the ordinary course of business);

               (v) mandatory redemption or dividend rights on capital stock (or other equity);

               (vi) reimbursement obligations, whether contingent or matured, with respect to letters of credit, bankers acceptances, surety bonds, other financial guarantees and Interest Rate Protection Agreements (without duplication of other Indebtedness supported or guaranteed thereby);

               (vii)     unfunded pension liabilities;

               (viii)    obligations that are immediately and
     directly due and payable out of the proceeds of or production from property;

               (ix) liabilities secured by any Lien existing on property owned or acquired by the Borrower (or such specified Person), whether or not the liability secured thereby shall have been assumed; and

               (x) all Guarantees in respect of Indebtedness of others.

          The term "Capitalized Lease Obligations" means the amount of liability reflecting the aggregate discounted amount of future payments under all Capitalized Leases calculated in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board. The term "Capitalized Lease" means any lease which is required to be capitalized on the balance sheet of the lessee in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board. The term "Interest Rate Protection Agreement" means any interest rate swap, interest rate cap, interest rate hedge or other contractual arrangement that converts variable interest rates into fixed rates, fixed interest rates into variable rates or other similar arrangements. The term "Lien" means any lien, mortgage, security interest, tax lien, pledge, encumbrance, conditional sale or title retention arrangement, or any other interest in property designed to secure the repayment of Indebtedness, whether arising by agreement or under any statute or law, or otherwise. The term "Guarantee" of any Person means any contract, agreement or understanding of such Person pursuant to which such Person guarantees, or in effect guarantees, any Indebtedness of any other Person in any manner, whether directly or indirectly, including without limitation agreements: (i) to purchase such Indebtedness or any property constituting security therefor, (ii) to advance or supply funds (A) for the purchase or payment of such Indebtedness, or (B) to maintain net worth or working capital or other balance sheet conditions, or otherwise to advance or make available funds for the purchase or payment of such Indebtedness, (iii) to purchase property, securities or service primarily for the purpose of assuring the holder of such Indebtedness of the ability of the primary obligor to make payment of the Indebtedness, or (iv) otherwise to assure the holder of the Indebtedness of the primary obligor against loss in respect thereof; except that "Guarantee" shall not include the endorsement by the Company in the ordinary course of business of negotiable instruments or documents for deposit or collection.

          "Initial Issuance Date" means the date on which the first issuance of Series C Units occurs, whether such phrase is used in reference to Units issued on such date or on any subsequent date.

          "Junior Securities" means the Common Units and any other class or series of equity of the Company ranking junior to the Series C Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Managing General Partner" means the corporation or other entity designated to serve as managing general partner of the Company pursuant to the Partnership Agreement.

          "Note Purchase Agreement" means that certain Note
Agreement dated August 13, 1996, as amended, providing, among other things, for the issuance by the Company of the Series A Unsecured
Note.

          "Parity Securities" means any class or series of equity of the Company ranking on a parity with the Series C Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Partnership Agreement" means that certain Second Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of December 31, 1996, as such agreement may be amended.

          "payable in kind" or "paid in kind," when used in reference to any distribution payable with respect to the Units, means payment of the distribution by issuance of that number (or fraction) of additional Series C Units that has an aggregate Stated Value equal to the dollar amount of the distribution then payable.
 Units issued as distributions payable in kind shall be duly authorized and validly issued and, upon issuance, shall have rights (including, without limitation, distribution, voting, conversion and redemption rights) identical to the outstanding Series C Units in respect of which they are issued.

          "Person" means an any individual, partnership, joint venture, corporation, limited liability company, trust, unincorporated organization or government or any department or agency thereof.

          "Pipeline Lease" means that certain Pipeline Lease Agreement effective as of March 29, 1990, between the Company, as lessee, and the Special General Partner, as lessor, as amended by Amendment No. 1 to Pipeline Lease Agreement and Amendment No. 2 to Pipeline Lease Agreement, each effective as of March 29, 1990, and by Amendment No. 3 to Pipeline Lease Agreement, effective as of December 30, 1997.

          "Pride SGP Equity Conversion Agreement" means the amended and restated Agreement of Pride SGP, dated as of August 13, 1996, by and between the Special General Partner and the Company, together with the Subordination Agreement attached thereto.

          "Restructuring Agreement" means that certain
Restructuring and Override Agreement, dated as of December 30,
1997, by and among the Company, the Managing General Partner, the Special General Partner and Varde.

          "Senior Securities" means any class or series of equity of the Company ranking senior to the Series C Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Series A Term Loan" means the term loan in the aggregate principal amount of $20,000,000 owed by the Company to Varde pursuant to the Credit Agreement.

          "Series A Unsecured Note" means the Convertible Unsecured Series A Promissory Notes of the Company in the aggregate initial principal amount of $2,500,000, issued by the Company to Varde pursuant to the Note Purchase Agreement.

          "Series B Units" means the Series B Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Certificate of Designations dated as of December 30, 1997, relating to such series. Series B
Units are Parity Securities.

          "Series D" Units means the Series D Cumulative Preferred Units of the Company issued in accordance with the Partnership Agreement and the Certificate of Designations dated as of December 30, 1997, relating to such series. Series D Units are Junior Securities.

          "Series E Units" means the subordinate preferred limited partnership units of the Company issued or issuable, as contemplated by Section 2.1 of the Pride SGP Equity Conversion
Agreement, upon the conversion of the $2,000,000 Loan.  Series E
Units are Junior Securities.

          "Series F Units" means the subordinate preferred limited partnership units of the Company issued or issuable, as contemplated by Section 2.1 of the Pride SGP Equity Conversion
Agreement, upon the conversion of the $450,000 Loan.  Series F
Units are Junior Securities.

          "SGP Guarantee" means the guarantee by the Special
General Partner of, among other things, (i) the distribution rights and liquidation preferences of the Series B Units, the Series C
Units and the Series D Units and (ii) the obligations of the Company to Varde under the Series A Unsecured Note.

          "Special General Partner" means Pride SGP, Inc., a Texas corporation, or any successor in its capacity as special general partner of the Company.

          "Subsidiary" means, with respect to any Person, any corporation, association, partnership, joint venture, limited liability company or other business or corporate entity, enterprise or organization which is directly or indirectly (through one or more intermediaries) controlled by or owned fifty percent or more by such person.

          "Transfer Agent" means such agent or agents of the Company as may be designated by the Managing General Partner as the transfer agent for the Series C Units.

          "Units" means all or any or each, as the context may require, of the Series B Units, the Series C Units, the Series D
Units, the Series E Units and the Series F Units.

          "Varde" means Varde Partners, Inc., a Delaware corporation, and its successors and assigns.

          Section 3. Distributions. (a) The Company shall pay to the holders of the Series C Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. Distributions shall accrue cumulatively on each Unit from and including the date of original issuance of such Unit to and including the date on which such Unit shall have been converted into Common Units or redeemed and the redemption price shall have been paid in full as contemplated by Section 6 hereof, whether or not such distributions are declared by the Company and whether or not there shall be (at the time such distribution becomes payable or at any other time) profits, surplus or other funds of the Company legally available for the payment of distributions.

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Unit outstanding at the following rates:

                    (i) during the three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 6% per annum of the Stated Value of the Unit, if paid in cash, or at the rate of 8% per annum of such Stated Value, if paid in kind in accordance with subsection (c) below;

                    (ii) during the two-year period beginning on the third anniversary of the Initial Issuance Date and ending on the date immediately preceding the fifth anniversary thereof, at the rate of 12% per annum of the Stated Value of the Unit, payable in cash only; and

                    (iii)     thereafter, at the rate of 15% per
     annum of the Stated Value of the Unit, payable in cash only.

          The amount of the distribution payable on each Distribution Payment Date shall be determined by applying the applicable rate from and including the date immediately following the last previous Distribution Payment Date (or from and including the date of original issuance of the Unit, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Units shall be payable in cash or payable in kind, at the Company's option. Notwithstanding the foregoing or anything else contained herein to the contrary, however, (i) distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date and
(ii) all distributions payable on any Distribution Date in the three-year period referred to in subsection (b)(i) shall be payable only in cash to the extent that payments to Varde pursuant to
Section 1.1(f) of the Restructuring Agreement in any year are less than $1,090,000.00. Distributions payable on the Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent not paid on a Distribution Payment Date, all distributions which shall have accrued on each Unit outstanding as of such Distribution Payment Date shall be added to the Stated Value of such Unit and shall remain a part thereof until paid, and distributions shall accrue and be paid on such Unit on the basis of the Stated Value, as so adjusted; provided, that any such unpaid distributions accruing during the three-year period referred to in subsection (b)(i) shall be added to such Stated Value at the rate specified in such subsection for distributions paid in kind. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection (b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

               (e)  Distributions payable on each Distribution
Payment Date shall be paid to record holders of the Units as they appear on the books of the Company at the close of business on the tenth Business Day immediately preceding the respective
Distribution Payment Date.

               (f) Except as otherwise provided in Section 1.1(f) of the Restructuring Agreement, so long as any Series C Units are outstanding:

                    (i) No distribution shall be declared or paid, or set apart for payment on or in respect of any Junior
     Securities, including, without limitation, distributions payable in cash or other property or in units of any Junior
     Security or other securities of the Company.

                    (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Parity Securities, for any period unless full cumulative distributions on all outstanding Series C Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. When distributions are not paid in full, as aforesaid, on the Series C Units and any Parity Securities, all distributions declared upon such Parity Securities shall be declared and paid pro rata with the Series C Units so that the amounts of distributions per unit declared and paid on the Series C Units and such Parity Securities shall in all cases bear to each other the same ratio that unpaid cumulative distributions per unit on the Series C Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.

                    (iii) Unless full cumulative distributions on all outstanding Series C Units have been paid (or contemporaneously are declared and paid) in cash for all prior distribution periods (1) no rental payments shall be made to the Special General Partner pursuant to the Pipeline Lease unless Varde has received the full amount in cash to which it is entitled under Section 1.1(f) of the Restructuring Agreement and (2) the Special General Partner shall not declare or pay, or set apart for payment, any dividend or distribution in respect of any of the outstanding securities of the Special General Partner. If the Company shall have paid any distributions on the Series C Units in kind, the condition specified in the preceding sentence shall not be deemed to be satisfied unless all Units issued in payment of such distributions have been redeemed by the Company for cash.

          For purposes of this subsection (f), unless expressly stated otherwise herein, "distribution" shall include, without limitation, any distribution by the Company of cash, evidences of indebtedness, securities or other properties or assets of the Company, or of rights to purchase or otherwise acquire any of the foregoing, whether or not made out of profits, surplus or other funds of the Company legally available for the payment of distributions.

          Section 4.    Certain Covenants and Restrictions.  So
long as any Series C Units are outstanding:

               (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities (except for Series B Units and Series C Units issued as distributions in kind to the existing holders thereof in accordance with their respective Certificates of Designations), or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.

               (b) The Company shall not (i) pay any principal or interest on, or redeem, purchase or otherwise acquire for any consideration any Parity Securities or Junior Securities (or pay any money to a sinking fund or otherwise set apart any money, property or other consideration for the purchase or redemption of any Parity Securities or Junior Securities) or (ii) pay, provide or distribute to the holders of any Parity Securities or Junior Securities, as such, any money, property, rights or other consideration, except for distributions to holders of Parity Securities permitted by Section 3(f)(ii) hereof.

               (c) The Company shall not effect any split, reverse split or any other subdivision or combination of the Common Units or any other class or series of equity securities of the Company.

               (d) Neither the Company nor the Managing General Partner shall amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, this Certificate of Designations, the Articles of Corporation, bylaws or other organizational document of the Managing General Partner or any agreement entered into for the benefit of holders of Series C Units in any manner so as to affect adversely any of the preferences, rights or powers of the Series C Units.

               (e) The Company shall not and shall not permit any of its Subsidiaries to, create, assume, incur, guarantee or otherwise become or be liable in respect of, or maintain or otherwise allow to exist, any Indebtedness, except for the following:

                    (i)  So long as the Credit Agreement is in
     effect, the Indebtedness permitted and set forth in
     Section 7.1 of the Credit Agreement;

                    (ii) If the Credit Agreement is no longer in effect, the Indebtedness set forth in Section 6.6 of the BankBoston Credit Agreement (whether or not the BankBoston
     Credit Agreement shall then be in effect).

               (f) The Company will not, and will not permit any of its Subsidiaries to, sell, lease, convey, transfer, issue or otherwise dispose of, in one transaction or in a series of transactions, whether involving assets or securities, all or a substantial portion of any Company Business, or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) except a sale for fair consideration (as determined by the Board of Directors of the Managing General Partner) to a purchaser who is not an Affiliate of the Company, the Managing General Partner or the Special General Partner, which consideration shall consist solely of cash which is applied by the Company as provided in subsection (h) of this
Section 4. As used in this subsection, "Company Business" means the operations and assets of one of the following three primary lines of business as currently conducted by the Company and its Subsidiaries on January 1, 1998: (i) crude oil gathering and exchange, (ii) refining and (iii) transportation and marketing of refinery products.

               (g) All money, property or other consideration received by the Company or any Subsidiary outside the ordinary course of business, including but not limited to consideration for or in connection with the sale, lease, transfer or other disposition of any assets or properties of the Company (other than the sale of goods and services in the ordinary course of business), or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) but excluding consideration received in connection with (A) the sale or disposition of any asset of the Company which is sold for fair consideration not in excess of $25,000 or in the aggregate not in excess of $250,000 (provided that to the extent consideration from any such excluded sale or disposition is applied by the Company in accordance with this Section 4(g), the amount of such consideration shall not be counted under the $250,000 aggregate limitation) and (B) except as otherwise provided in the Restructuring Agreement, Litigation Settlements or Equity Offerings, shall be applied (or converted into cash and then applied, if applicable) by the Company (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note;
(iii) then, to the redemption of the outstanding Series C Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series C Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (h)  Except as otherwise provided in the
Restructuring Agreement, all consideration received by the Company or any Subsidiary in connection with the resolution (by judgment or otherwise) or settlement of any judicial, administrative or arbitral proceeding ("Litigation Settlements") shall be applied (or converted into cash and then applied, if applicable) by the Company
(i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series C Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series C Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings"), including, without limitation, any Rights Offering as defined in Section 11, shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note;
(iii) then, to the redemption of the outstanding Series C Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series C Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company. The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii) and (iii) of this Section 4(i).

               (j)  [intentionally omitted]

               (k) The Company shall not cause or permit the Pipeline Lease or any other agreement between the Company and any Affiliate of the Company to be amended, supplemented, replaced or modified in any manner that would increase the payments required to be made by the Company thereunder or the costs of compliance by the Company therewith.

               (l) The Company shall deliver to each holder of Series C Units one (1) copy of each of the following:

                    (i) Monthly Statements. As soon as available, and in any event within 30 days after the end of each calendar month, copies of the consolidated balance sheet of the Company as of the end of such month, and statements of income and retained earnings and changes in financial position and cash flows of the Company for that month and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year. Such statements shall be in reasonable detail, with a certificate of the chief financial officer of the Managing General Partner certifying that such statements are true and correct in all material respects to the best of his knowledge and prepared in accordance with generally accepted accounting principles ("GAAP"), consistently maintained and applied, subject to year-end audit adjustments.

                    (ii) Annual Statements. As soon as available after each fiscal year end, and in any event within 90 days thereafter, copies of the consolidated balance sheet of the Company as of the close of such fiscal year and statements of income and retained earnings and cash flows of the Company for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon (which shall be without a "going concern" or like qualification or exception) of Ernst & Young or of other independent public accountants of recognized national standing selected by the Company and satisfactory to the holders of Series C Units representing 51% or more of the aggregate Stated Value of the outstanding Series C Units, to the effect that such consolidated financial statements have been prepared in accordance with GAAP consistently maintained and applied (except for changes in which such accountants concur) and that the examination of such accounts in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances.

                    (iii) SEC and Other Reports. Promptly upon its becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company to equity owners generally and of each regular or periodic report, registration statement or prospectus filed by the Company with any securities exchange or the Securities and Exchange Commission or any successor agency, and of any order issued by any court or governmental authority in any proceeding to which the Company is a party.

                    (iv) Other Information. Such other information concerning the business, properties or financial condition of the Company as the holders of Series C Units representing 51% or more of the aggregate Stated Value of the outstanding Series C Units shall reasonably request.

          For purposes of this Section 4, "proceeds" means gross amounts received without deduction of any related costs or expenses, offset of any related losses or other reduction of any kind, except that "proceeds" of Equity Offerings means gross sales price less reasonable discounts and commissions of underwriters or placement agents. Any noncash proceeds or other noncash assets received by the Company and that are subject to the provisions of subsection (h) or (i) of this Section 4 shall be converted to cash by the Company as soon as practicable and applied as provided in the applicable subsection, and shall not be sold, transferred or otherwise disposed of by the Company other than for such purpose. Notwithstanding the foregoing, the Company may allow any promissory note or similar instrument that is subject to subsection (h) or (i) of this Section 4 to remain outstanding in accordance with its terms, provided that all payments received by the Company thereunder, and the proceed of any sale, transfer or other disposition thereof, shall be applied as provided in the applicable subsection of this Section 4.

          Compliance by the Company with any covenant contained in this Section 4 may be waived in writing by the holders of Series C Units representing 51% or more of the aggregate Stated Value of the outstanding Series C Units. No such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other covenant of the Company or any other term, condition or provision hereof.

          Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series C Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all accrued and unpaid distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series C Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series C Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. For purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement referred to in Section 12 hereof, the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

               (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series C Units, as provided in this Section 5, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series C Units shall not be entitled to share therein.

               (c) Written notice of the commencement of any proceeding for or that may result in any liquidation, dissolution or winding up of the Company shall be given to holders of Series C Units in accordance with Section 10(k), but neither the giving of such notice nor anything in this Section 5 or any other provision hereof shall relieve the Company of its obligation to obtain consent from holders of Units as provided in Section 9.

          Section 6.    Optional and Mandatory Redemption.  (a)
 The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series C Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all accrued and unpaid distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

               (b) The Company shall, at the Redemption Price and in the manner provided in this Section 6, redeem for cash from any source of funds legally available therefor, all Series C Units outstanding on the first to occur of:

                    (i)  180 days after the Maturity Date, as
     defined in the Credit Agreement;

                    (ii) the date that is 30 days after any default (a "Cross-Default") by the Company in its obligations to make payments under or with respect to any Indebtedness with an outstanding principal amount in excess of $500,000; provided, however, that the Company need not effect such mandatory redemption because of a Cross-Default if such Cross-Default is cured prior to the end of such 30-day period to the satisfaction of the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units or the right to require the Company to effect such redemption is waived in writing by the holders of 51% or more in Stated Value (as adjusted, if applicable) of the Series C Units; no such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other or subsequent Cross-Default;

                    (iii)     the date that is 30 days after any
     failure by the Company to pay in full in cash on any Distribution Payment Date any distribution payable only in cash on such Distribution Payment Date; or

                    (iv) the date that is 30 days after any default or failure of compliance by the Company with any covenant or restriction contained in Section 3(f) or Section 4 hereof, unless such default or failure of compliance is cured prior to the end of such 30-day period to the satisfaction of the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units; or

                    (v) the Business Day immediately preceding any Change in Control of the Company. For this purpose, a "Change in Control" means (1) a change in the direct or indirect power to direct or cause the direction of the management and policies of the Company, the Managing General Partner or the Special General Partner, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of any of such entities' Boards of Directors or equivalent governing bodies; (2) any reorganization, reclassification or change in any outstanding securities of the Company; (3) the Company's consolidation or merger with or into another partnership, corporation or other entity; (4) the sale, lease or other transfer of the property of the Company as an entirety or substantially as an entirety; (5) the termination of the SGP Guarantee or of the pledge of all of the Special General Partner's assets securing its obligations thereunder, or any event or circumstance as a result of which the SGP Guarantee or such pledge shall no longer be in full force and effect; or (6) the redemption, purchase or other acquisition by the Special General Partner for any consideration any of the Special General Partner's outstanding securities (or the payment of any money to a sinking fund or the setting apart of any money, property or other consideration for the purchase or redemption of any such securities) or the payment, provision or distribution to the holders of any of its outstanding securities, as such, any money, property, rights or other consideration, other than ordinary pro rata dividends to all holders of a class of such outstanding securities; provided, however, that in the case of clause (2), (3) or (4) of this sentence, any reorganization, reclassification, change, consolidation, merger, sale or transfer that has been approved by the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units in accordance with
     Section 9(b) shall not constitute a Change in Control.

          The Managing General Partner shall cause the Redemption
Notice (as defined below) to be mailed sufficiently in advance of the dates or events specified in this subsection (b) to permit the redemption to occur on such dates.

          If there are insufficient legally available funds for redemption under this subsection (b), the Company shall redeem such lesser number of Series C Units (on a pro rata basis from all holders of Series C Units, in proportion to the number of Units held), to the extent there are funds legally available therefor, and shall redeem all or part of the remainder of the Series C Units as soon as the Company has sufficient funds that are legally available therefor. If the redemption is delayed because of insufficient legally available funds, distributions shall continue to accrue on Series C Units outstanding, and shall be added to and become a part of the Redemption Price of such Units, until the Redemption Price, as so adjusted, for such Units is paid in full.

               (c) The Company also shall, at the Redemption Price and in the manner provided in this Section 6, redeem Series C Units using the funds received from the sources described in Section 4(g), (h) and (i), to the extent provided therein, promptly after the Company's receipt of such funds.

               (d) In connection with any optional or mandatory redemption of Units, at least 20 days and not more than 60 days prior to the Redemption Date, written notice (the "Redemption Notice") shall be sent simultaneously by certified mail, return receipt requested, and by telecopy to each holder of record of the Series C Units at the post office address last shown on the records of the Company for such holder. The Redemption Notice shall state:

                    (i)  whether all or less than all the
     outstanding Series C Units are to be redeemed and the total number of Series C Units being redeemed;

                    (ii) the number of Series C Units held by the holder that the Company intends to redeem;

                    (iii)     the Redemption Date and the
     Redemption Price;

                    (iv) that the holder is to surrender to the Company, in the manner and at the place designated, the certificate or certificates representing the Series C Units to be redeemed; and

                    (v) that an Escrow Account as described in the following paragraph has been established at a bank specified in the Redemption Notice.

Notwithstanding the foregoing, a Redemption Notice relating to a mandatory redemption required by paragraph (ii), (iii) or (iv) of subsection (b) of this Section 6 shall be mailed at least 15 days and not more than 30 days prior to the mandatory Redemption Date.

          Not later than the date on which a Redemption Notice is mailed by the Company, the Company shall deposit in an escrow account (the "Escrow Account") for the pro rata benefit of the holders of the Units to be redeemed the funds necessary for such redemption with a bank or trust company having capital and surplus of at least $500 million and approved in writing by the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units (the "Escrow Agent"). Any such funds (i) that represent the Redemption Price of Units converted into Common Units pursuant to Section 10 prior to the applicable Redemption Date or (ii) that are unclaimed at the end of two years after the applicable Redemption Date shall revert to the general funds of the Company and, upon such reversion, the Escrow Agent shall, upon demand, pay such funds over to the Company and be relieved of all responsibility in respect thereof and any holder of Units entitled to receive any of such funds shall thereafter look only to the Company for the payment of the Redemption Price. Any interest on funds included in the Escrow Account shall be for the account of the Company. The failure to establish the Escrow Account by the date specified in this paragraph shall cause the Redemption Notice that required such Escrow Account to have been established to be ineffective, and the Company shall not have any right to redeem any Units pursuant to such Redemption Notice. Such failure shall not relieve the Company of any obligation to effect a mandatory redemption of Units.

          On or before the Redemption Date each holder of Series C Units shall surrender to the Company the certificate or certificates representing such Units to be redeemed, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price for such Units shall be payable in cash on the Redemption Date to the Person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be canceled and retired. In the event that less than all Units represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Units.

          In the event of a redemption of only a portion of the then outstanding Series C Units, the Company shall effect such redemption pro rata according to the number of Units held by each holder.

          Unless the Company defaults in the payment in full of the Redemption Price, distributions on the Series C Units called for redemption shall cease to accumulate on the Redemption Date, and the holders of such Units redeemed shall cease to have any further rights with respect thereto on the Redemption Date, other than to receive the Redemption Price without interest.

          Holders of all Series C Units shall have the right at any time from and after the date on which the Company calls any Series C Units for redemption and prior to the Redemption Date for such Units to convert all or any part of the outstanding Units held by them into Common Units at the Conversion Price (as defined in Section 10), notwithstanding anything herein to the contrary, and whether or not such holders otherwise would have the right to effect such conversion at such time pursuant to Section 10.

          Section 7.    Prohibitions on Issuance.  All Units
repurchased, redeemed or otherwise acquired by the Company shall be retired and canceled and shall not be reissued. No authorized but unissued Units shall be issued other than as distributions in kind to the existing holders of Series C Units in accordance with
Section 3 hereof.

          Section 8. Ranking. (a) No equity securities of the Company shall rank senior to the Series C Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series C Units pursuant hereto. The Company shall not issue any debt security (except as permitted by Section 4(e)).

               (b) The following equity securities of the Company, and no others, shall rank on a parity with the Series C Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series C Units pursuant hereto: the Series B Units.

               (c) Without limiting the definition of "Junior Securities" contained in Section 2, the following equity securities of the Company shall rank junior to the Series C Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series C Units pursuant hereto: the Series D Units, the Series E Units, the Series F Units and the Common Units.

          Section 9. Voting. (a) So long as any Series C Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series B Units and Series C Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series B Units and Series C Units, voting as one class,
(i) create, authorize, issue or reissue any class or series of Senior Securities, or any units of any such class or series, or
(ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series B Units or the Certificate of Designations of the Series C Units that prescribe the terms and conditions of the Series B Units or Series C Units; provided, however, that any proposed amendment, alteration or rescission of any provision of the Partnership Agreement or of the Certificate of Designations of the Series B Units or Series C Units, as contemplated by clause (ii) of this sentence, shall require the approval of the holders of Series B Units and the holders of Series C Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series B Units and Series C Units, respectively, each voting as a separate class.

               (b)  So long as any Series C Units remain
outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of the Series B Units and Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units and Series C Units, voting as one class, (i) create, authorize, issue or reissue any class or series of Parity Securities, or any units of any such class or series, including without limitation any authorized but unissued Series B Units or Series C Units (other than Series B Units or Series C Units issued as distributions in kind to the existing holders thereof in accordance with their respective Certificates of Designations);
(ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series B Units or the Certificate of Designations of the Series C Units that set forth the restrictions and covenants of the Company (including without limitation restrictions regarding capital expenditures, issuance of Indebtedness and payment of distributions to holders of Parity Securities or Junior Securities) that benefit or protect the rights of holders of the Series B Units or Series C Units; (iii) commence any voluntary proceeding (under bankruptcy, insolvency or similar laws or otherwise) for or that may result in the liquidation, dissolution or winding up of the Company, consent to the entry of an order for relief in an involuntary proceeding under any federal or state bankruptcy, insolvency or similar laws or to the appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official of the Company or of any substantive part of its properties, or make an assignment for the benefit of its creditors or admit in writing its inability to pay its debts generally as they become due; or (iv) reorganize, reclassify or change any outstanding securities, consolidate or merge with or into another partnership, corporation or other entity or sell or transfer the property of the Company as an entirety or substantially as an entirety.

               (c)  [intentionally omitted]

               (d)  [intentionally omitted]

               (e) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Series C Units shall not have any right to vote on any question presented to the holders of voting securities of the Company.

          Section 10. Conversion Rights. (a) Each Series C Unit shall be convertible at the option of the holder thereof into fully paid Common Units at any time during the Conversion Period. The number of Common Units deliverable upon conversion of one Series C Unit shall be determined by dividing the Stated Value of the Series C Unit by the Conversion Price (as defined below) then in effect. The "Conversion Period" shall commence on March 31, 1998 and shall end on the date on which all outstanding Series C Units have been redeemed and the aggregate Redemption Price has been paid full in accordance with Section 6 hereof.

               (b) Conversion of any Series C Unit may be effected by the holder thereof by the surrender of the certificate for such Unit to the Company at the principal office of the Transfer Agent in the State of Texas or at the office of any successor Transfer Agent for the Series C Units, or to such other agent or agents of the Company as may be designated by the Managing General Partner. If any Series C Units are called for redemption pursuant to a Redemption Notice in accordance Section 6 hereof, such right of conversion shall cease and terminate as to the Units called for redemption at the close of business on the Redemption Date, unless the Company shall default in the payment of the Redemption Price (in which event, such conversion right shall remain in effect until full payment of the Redemption Price has been made) or shall have failed to establish an Escrow Account as required by Section 6 (in which event such call for redemption shall be ineffective, as provided in Section 6, and such conversion right shall be unaffected by such Redemption Notice).

               (c) The price at which holders of Series C Units may acquire Common Units pursuant to the conversion rights set forth in this Section 10 (the "Conversion Price") initially shall be $6.30 per Common Unit, which price has been determined on the basis of the number of outstanding Common Units, on a fully diluted basis, as of the Initial Issuance Date, so that if Series C Units had been convertible and converted into Common Units on such date, the holders of Series C Units representing an aggregate Stated Value of $1.0 million would have received 2.0% of such outstanding Common Units, on a fully diluted basis, as of such date. For this purpose, the number of outstanding Common Units, on a fully diluted basis, includes (i) Common Units actually outstanding on the Initial Issuance Date and (ii) Common Units into which all convertible securities, convertible debt and other convertible instruments (including without limitation the Series B Units and the Series C Units) and all warrants, options or other rights to acquire any Common Units of the Company issued and outstanding on the Initial Issuance Date are convertible, exchangeable or exercisable (notwithstanding that such conversion, exchange or exercise rights may not have been fully vested on the Initial Issuance Date). The Conversion Price and Stated Value of the Units, for purposes of conversion, are subject to adjustment as provided herein.

               (d) The Stated Value of each Series C Unit, for purposes of conversion, shall be $1,000.00 plus the amount of accrued and unpaid distributions for all distribution payment periods ending on or prior to the date such Units are surrendered to the Company for conversion and for the partial distribution period beginning on the date immediately following the most recent Distribution Payment Date through and including the date on which such Units are surrendered for conversion. Notwithstanding the foregoing, holders of Series C Units surrendered for conversion shall have the option to require the Company to make payment in cash of all such accrued and unpaid distributions, in lieu of such adjustment to the Stated Value, whether or not funds are legally available therefor and whether or not declared.

               (e) As promptly as practicable after the surrender of Series C Units for conversion, the Company shall issue and deliver or cause to be issued and delivered to the holder of such Units certificates representing the number of Common Units into which such Series C Units have been converted in accordance with the provisions of this Section 10. Subject to the following provisions of this Section 10, such conversion shall be deemed to have been made as of the close of business on the date on which the Series C Units shall have been surrendered for conversion in the manner herein provided, so that the rights of the holder of the Series C Units so surrendered shall cease at such time and the Person or Persons entitled to receive the Common Units upon conversion thereof shall be treated for all purposes as having become the record holder or holders of such Common Units at such time; provided, however, that any such surrender on any date when the unit transfer books of the Company are closed shall be deemed to have been made, and shall be effective to terminate the rights of the holder or holders of the Series C Units so surrendered for conversion and to constitute the Person or Persons entitled to receive such Common Units as the record holder or holders thereof for all purposes, at the opening of business on the next succeeding day on which such transfer books are open and such conversion shall be at the Conversion Price in effect at such time. The Company will not at any time close its transfer books against the transfer of any Series C Unit or of any Common Unit issued or issuable upon the conversion of any Series C Unit in any manner which interferes with the timely conversion of such Series C Unit.

               (f) The Company shall not at any time limit the number of Common Units that may be issued by the Company or take any other action that would impair the Company's ability to issue Common Units sufficient to permit the conversion of all outstanding Series C Units and the conversion, exchange or exercise of all other securities and instruments convertible or exchangeable into or exercisable for Common Units. The Company shall not, by amendment of its Partnership Agreement or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed under this Section 10 by the Company or any of the terms of its Partnership Agreement which are applicable to Common Units issuable upon conversion of the Series C Units, but will at all times in good faith assist in the carrying out of all of the provisions of this Section 10 and in the taking of all such other action as may reasonably be requested by any holder in order to protect the conversion privilege and other rights of the Series C Units and of the Common Units issuable upon conversion of the Series C Units against any impairment.

               (g) The Company covenants and agrees that all Common Units that may be issued upon the exercise of the conversion rights of Series C Units will, upon issuance, be fully paid, without any obligations to make additional capital contributions to the Company, and free from all taxes, liens and charges with respect to the issue thereof.

               (h) The number and kind of securities purchasable upon the exercise of the conversion rights of the Series C Units shall be subject to adjustment from time to time upon the happening of certain events, as follows:

                    (i) If the Company, at any time while any of the Series C Units are outstanding, shall subdivide or combine its Common Units, the Conversion Price shall be proportionately reduced, in case of subdivision of units, as of the effective date of such subdivision, or if the Company shall take a record of holders of its Common Units for the purpose of so subdividing, as of such record date, whichever is earlier, or shall be proportionately increased, in the case of a combination of units, as of the effective date of such combination or, if the Company shall take a record of holders of its Common Units for the purpose of so combining, as of such record date, whichever is earlier; provided, however, that nothing in this paragraph shall be deemed to permit the Company to effect any such subdivision or combination in violation of any other provision, including Section 4(c), hereof.

                    (ii) If the Company at any time while any of the Series C Units are outstanding shall:

                         (1)  Make any distribution of Additional
          Common Units (as defined below), the Conversion Price shall be adjusted, as of the date the Company shall take a record of the holders of its Common Units for the purpose of receiving such distribution (or if no such record is taken, as of the date of such distribution), to that price determined by multiplying the Conversion Price in effect immediately prior to such record date (or if no such record is taken, then immediately prior to such distribution) by a fraction (i) the numerator of which shall be the total number of Common Units outstanding immediately prior to such distribution, and (ii) the denominator of which shall be the total number of Common Units outstanding immediately after such distribution (plus in the event that the Company paid cash for fractional units, the number of Additional Common Units which would have been outstanding had the Company issued fractional units in connection with such distribution); provided, however, that nothing in this paragraph shall be deemed to permit the Company to effect any such distribution in violation of any other provision, including Section 3(f) or 4(b), hereof; or

                         (2)  Issue any Additional Common Units to
          the Special General Partner (regardless of any consideration received by the Company for such issuance) or make any payments under the Pipeline Lease in the form of Additional Common Units, the Conversion Price shall be adjusted, as of the date of such issuance or payment, to that price determined by multiplying the Conversion Price in effect immediately prior to such date by a fraction
          (i) the numerator of which shall be the total number of Common Units outstanding immediately prior to such issuance or payment, and (ii) the denominator of which shall be the total number of Common Units outstanding immediately after such issuance or payment.

                    (iii) If the Company, at any time while any of the Series C Units are outstanding and the Fair Market Price of the Common Units is less than or equal to the Conversion Price, shall issue any Additional Common Units (other than as provided in the foregoing paragraphs (i) and (ii) of this subsection) at a price per unit less than the Conversion Price or without consideration, then the Conversion Price upon each such issuance shall be reduced (but never increased) to a price determined by multiplying the existing Conversion Price by the following fraction, where O is the number of Common Units outstanding, on a fully diluted basis, prior to such issuance; N is the number of Additional Common Units being issued; P is the amount of consideration received per unit by the Company in exchange for issuance of such Additional Common Units; and C is the existing Conversion
     Price:


                    O + (N x P divided by C)
                    ------------------------
                              O + N

                    (iv) If the Company, at any time while any of the Series C Units are outstanding and the Fair Market Price of the Common Units is greater than the Conversion Price, shall issue any Additional Common Units (other than as provided in paragraphs (i) and (ii) of this subsection) at a price per unit that is less than Fair Market Price, then the Conversion Price upon each such issuance shall be reduced
     (but never increased) to a price determined by multiplying the existing Conversion Price by the following fraction, where O, N and P have the meanings specified in paragraph (ii) of this subsection (h) and M is the Fair Market Price:

                    O + (N x P divided by M)
                    ------------------------
                              O + N

                    (v)  If the Company at any time while any of
     the Series C Units are outstanding shall issue any Common Unit Equivalents (as defined below) and the price per unit for which Additional Common Units may be issuable thereafter pursuant to such Common Unit Equivalents is less than the Conversion Price, or less than the Fair Market Price but greater than the Conversion Price, or if, after any such issuance, the price per unit for which Additional Common Units may be issuable thereafter is amended and such price as so amended is less than the Conversion Price, or less than the Fair Market Price but greater than the Conversion Price, at the time of such amendment, then the Conversion Price upon each such issuance or amendment shall be adjusted as provided in paragraph (ii), (iii) or (iv) of this subsection, as applicable, as if the underlying Additional Common Units had been issued directly. The consideration for Additional Common Units issuable pursuant to any Common Unit Equivalents shall be the consideration received by the Company for issuing such Common Unit Equivalents plus the additional consideration payable to the Company upon the exercise, conversion or exchange of such Common Unit Equivalents. If the Conversion Price is adjusted upon the issuance of Common Unit Equivalents and such Common Unit Equivalents are thereafter canceled without having been converted or exercised, and without any Additional Common Units having been issued in respect thereof, then the Conversion Price shall be readjusted to the Conversion Price that would have been in effect if such Common Unit Equivalents had never been issued. No adjustment of the Conversion Price shall be made under paragraph (ii), (iii) or
     (iv) of this subsection (h) upon the issuance of any Additional Common Units that are issued pursuant to any Common Unit Equivalents if upon the issuance of such Common Unit Equivalents adjustments shall previously have been made pursuant to this paragraph (v) to the same extent as would have been made under paragraph (ii), (iii) or (iv) if such Additional Common Units had been issued directly.

                    (vi) No adjustment shall be made to the
     Conversion Price with respect to the issuance of any Additional Common Units (or any Common Unit Equivalents pursuant to which such Additional Common Units are issuable) at a price per unit that is greater than both the Conversion Price and the Fair Market Price.

                    (vii)     For purposes of making the
     adjustments in the Conversion Price as provided in this
     Section 10(h), the consideration received by the Company shall be deemed to be the following: to the extent that any Additional Common Units or any Common Unit Equivalents shall be issued for cash consideration, the consideration received by the Company therefor; if such Additional Common Units or Common Unit Equivalents are offered by the Company for subscription, the subscription price; if such Additional Common Units or Common Unit Equivalents are sold to underwriters or dealers for public offering, the initial public offering price, in any such case excluding any amount received for accrued interest or accrued distributions and without deduction of any commissions, discounts or expenses paid or incurred by the Company in connection with the issue thereof; and to the extent that such issuance shall be for a consideration other than cash, then, except as herein otherwise expressly provided, the fair market value of such consideration at the time of such issuance as determined in good faith by the Managing General Partner of the Company. In the event of the issuance at any time of any Additional Common Units or Common Unit Equivalents in payment or satisfaction of any distribution upon any class or series of units other than Common Units, the Company shall be deemed to have received for such Additional Common Units or Common Unit Equivalents consideration equal to the amount of such distribution so paid or satisfied; provided, that nothing herein shall be deemed to permit the Company to issue Common Units for such purpose under circumstances in which such issuance is not otherwise permitted. In any case in which the consideration to be received shall be other than cash, the Managing General Partner shall notify each holder of Series C Units of its determination of the fair market value of such consideration prior to accepting receipt thereof. If, within 10 days of receipt of such notice, the holders of Series C Units representing 51% or more of the aggregate Stated Value of Series C Units then outstanding shall notify the Managing General Partner in writing of their objection to such determination, a determination of the fair market value of such consideration shall be made by an independent investment banker (with an established national reputation) selected by the Managing General Partner, with the written approval of the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units.

                    (viii) If any event occurs as to which, in the good faith judgment of the holders of Series C Units representing 51% or more of the aggregate Stated Value of the outstanding Series C Units, the other provisions of this
     Section 10(h) are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of Series C Units in accordance with the essential intent and principles of such provisions, then the Managing General Partner shall appoint a firm of independent public accountants (with an established national reputation) who are satisfactory to the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units (which may be the Company's regular independent auditors) which shall give their opinion upon the adjustment, if any, on a basis consistent with such essential intent and principles, necessary to preserve, without dilution, the rights of the holders of Series C Units. Upon receipt of such opinion, the Managing General Partner shall forthwith make the adjustments described therein; provided, that no such adjustment shall have the effect of increasing the Conversion Price as otherwise determined pursuant to this Section 10.

                    (ix) The Company may give notice to the holders that the proceeds of certain Additional Common Units will be used to redeem all outstanding Series C Units, which notice shall be given prior to the actual issuance of such Additional Common Units. If such notice is given and such proceeds are used for such purpose within 60 days after receipt thereof, such Additional Common Units shall not be considered in determining an adjustment to the Conversion Price under this
     Section 10(h) with respect to any Series C Units which become subject to an election to convert after delivery of such notice.

               (i) If at any time the Company shall be a party to any transaction (including, without limitation, a merger, consolidation, sale of all or substantially all the Company's assets, liquidation, or recapitalization of the Common Units) in which the previously outstanding Common Units shall be changed into or exchanged for different securities of the Company or common stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of any of the foregoing or in which the Common Units cease to be a publicly traded security either listed on the New York Stock Exchange or the American Stock Exchange or quoted by the NASDAQ National Market System or any successor thereto or comparable system (each such transaction being herein called the "Transaction," the date of consummation of the Transaction being herein called the "Consummation Date," the Company (in the case of a recapitalization of the Common Units or any other such transaction in which the Company retains substantially all its assets and survives as a limited partnership) or such other corporation or entity (in each other case) being herein called the "Acquiring Company," and the common stock (or equivalent equity interests) of the Acquiring Company being herein called the "Acquirer's Common Stock"), then, as a condition of the consummation of the Transaction, lawful and adequate provisions shall be made so that the holder of Series C Units, upon the conversion thereof at any time on or after the Consummation Date (but subject, in the case of an election pursuant to clause (B) or (C) below, to the time limitation hereinafter provided for such election),

                    (A)  shall be entitled to receive, and such
          Series C Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, shares of the Acquirer's Common Stock, unless the Acquiring Company fails to meet the requirements set forth in clauses (D), (E), and (F) below, in which case shares of the common stock of the corporation or other entity (herein called a "Parent") which directly or indirectly controls the Acquiring Company if it meets the requirements set forth in clauses (D), (E), and (F) below, at a conversion price per share equal to the lesser of (1) the Conversion Price in effect immediately prior to the Consummation Date multiplied by a fraction the numerator of which is the market price per share (determined in the same manner as provided in the definition of Fair Market Price) of the Acquirer's Common Stock or the Parent's common stock or equivalent equity security, as the case may be, immediately prior to the Consummation Date and the denominator of which is the Fair Market Price immediately prior to the Consummation Date, or (2) the market price per share (as so determined) of the Acquirer's Common Stock or the Parent's common stock or equivalent equity security, as the case may be, immediately prior to the Consummation Date (subject in each case to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this
          Section 10),

or at the election of the holder of Series C Units pursuant to notice given to the Company on or before the later of (1) the 30th day following the Consummation Date, and (2) the 60th day following the date of delivery or mailing to such holder of the last proxy statement relating to the vote on the Transaction by the holders of the Common Units,

                    (B)  shall be entitled to receive, and such
          Series C Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, the highest amount of securities or other property to which such holder would actually have been entitled as a holder of Common Units upon the consummation of the Transaction if such holder had converted such holder's Series C Units immediately prior thereto (subject to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this Section 10), provided that if a purchase, tender or exchange offer shall have been made to and accepted by the holders of more than 50% of the outstanding Common Units, and if the holder of Series C Units so designates in such notice given to the Company, the holder of Series C Units shall be entitled to receive in lieu thereof, the highest amount of securities or other property to which such holder would actually have been entitled as a holder of Common Units if such holder had converted the Series C Units prior to the expiration of such purchase, tender or exchange offer and accepted such offer (subject to adjustments from and after the consummation of such purchase, tender or exchange offer as nearly equivalent as possible to the adjustments provided for in this Section 10), or, if neither the Acquiring Company nor the Parent meets the requirements set forth in clauses (D), (E), and (F) below, at the election of the holder of Series C Units pursuant to notice given to the Company on or before the later of (1) the 30th day following the Consummation Date, and (2) the 60th day following the date of delivery or mailing to such holder of the last proxy statement relating to the vote on the Transaction by the holders of the Common Units,

                    (C)  shall be entitled to receive, within 15
          days after such election, in full satisfaction of the conversion rights afforded to such holder under this
          Section 10, an amount in cash equal to the fair market value of such conversion rights as of the Consummation Date, as determined by an independent investment banker (with an established national reputation as a valuer of equity securities) selected by the Managing General Partner, with the written approval of the holders of Series C Units representing 51% or more of the aggregate Stated Value of the then outstanding Series C Units, such fair market value to be determined with regard to all material relevant factors (including without limitation the holder's right to receive the consideration described in paragraphs (A) and (B) above, including the provisos thereto, if applicable) but without regard to the effects on such value of the Transaction.

The Company agrees to obtain, and deliver to each holder of Series C Units a copy of, the determination of the independent investment banker (selected and approved as provided above) necessary for the valuation under clause (C) above within 15 days after the Consummation Date of any Transaction to which clause (C) is applicable.

          The requirements referred to above in the case of the Acquiring Company or its Parent are that immediately after the Consummation Date:

                    (D)  it is a solvent corporation organized
          under the laws of any state of the United States of America having its common stock (or equivalent equity security, if not a corporation) listed on the New York Stock Exchange or the American Stock Exchange or quoted by the NASDAQ National Market System or any successor thereto or comparable system, and such common stock (or equivalent equity security) continues to meet such requirements for such listing or quotation;

                    (E) it is required to file, and in each of its three fiscal years immediately preceding the Consummation Date has filed, reports with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; and

                    (F) in the case of the Parent, such Parent is required to include the Acquiring Company in the consolidated financial statements contained in the Parent's Annual Report on Form 10-K as filed with the Securities and Exchange Commission and is not itself included in the consolidated financial statements of any other Person (other than its consolidated subsidiaries).

Notwithstanding anything contained herein to the contrary, the Company shall not effect any Transaction unless prior to the consummation thereof each corporation or entity (other than the Company) which may be required to deliver any securities or other property upon the conversion of Series C Units, the surrender of Series C Units, or the satisfaction of conversion rights as provided herein shall assume, by written instrument delivered to each holder of Series C Units, the obligation to deliver to such holder such securities or other property to which, in accordance with the foregoing provisions, such holder may be entitled, and such corporation or entity shall have similarly delivered to each holder of Series C Units an opinion of counsel for such corporation or entity, satisfactory to the holders of Series C Units representing not less than 51% of the aggregate Stated Value of the then outstanding Series C Units, which opinion shall state that Series C Units, including, without limitation, the conversion provisions applicable to Series C Units, shall thereafter continue in full force and effect and shall be enforceable against such corporation or entity in accordance with the terms hereof, together with such other matters as such holder may reasonably request.

          Notwithstanding any of the foregoing provisions of this subsection (i), in connection with any Transaction, each holder of Series C Units, at its election, pursuant to notice given to the Company on or before the later of (1) the 30th day following the Consummation Date, and (2) the 60th day following the date of delivery or mailing to such holder of the last proxy statement relating to the vote on the Transaction by the holders of the Common Units, shall be entitled to receive, and such Series C Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, an amount in cash equal to the aggregate Stated Value of such Series
C Units plus the amount of accrued and unpaid distributions thereon for all distribution payment periods ending on or prior to the date on which such cash payment is received by the holder and for the partial distribution period beginning on the date immediately following the most recent Distribution Payment Date through and including the date of such receipt.

               (j) Upon the occurrence of any event requiring an adjustment of the Conversion Price, then and in each such case the Company shall promptly deliver to each holder of Series C Units an officer's certificate stating the Conversion Price resulting from such adjustment and the increase or decrease, if any, in the number of Common Units issuable upon conversion of each Series C Unit, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. If, within 10 days of receipt of any such officer's certificate, the holders of Series C Units representing not less than 51% of the aggregate Stated Value of the then outstanding Series C Units shall notify the Managing General Partner in writing of their objection to such calculations, then, within 30 days after receipt of such notice from such holders, the Company will obtain and deliver to each holder of Series C Units the opinion of its regular independent auditors or another firm of independent public accountants of recognized national standing selected by the Managing General Partner who are satisfactory to the holders of Series C Units representing not less than 51% of the aggregate Stated Value of the outstanding Series C Units, which opinion shall confirm the statements and calculations in such officer's certificate. It is understood and agreed that the independent public accountants rendering any such opinion shall be entitled expressly to assume in such opinion the accuracy of any determination of Fair Market Price, or of the fair market value of conversion rights, made by an independent investment banker in accordance with this Section 10.

               (k) If at any time (i) the Company shall commence any Rights Offering (as defined in Section 11); (ii) there shall be any capital reorganization or reclassification of the Common Units, or consolidation or merger of the Company with, or sale of all or substantially all its assets to, another partnership, corporation or other entity; (iii) there shall be a voluntary or involuntary dissolution, liquidation, or winding-up of the Company; or (iv) there shall be any other Transaction, then, in any one or more of such cases, the Company shall give to all holders of Series C Units
(a) at least 30 days prior to any event referred to in clause (i),
(ii) or (iii) above, and within five business days after it has knowledge of any pending Transaction, written notice of the date on which the books of the Company shall close or a record shall be taken for such distribution or Rights Offering or for determining rights to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding-up, or Transaction and (b) in the case of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding-up, or Transaction known to the Company, at least 30 days prior written notice of the date (or, if not then known, a reasonable approximation thereof by the Company) when the same shall take place. Such notice in accordance with the foregoing clause (a) shall also specify, in the case of any such distribution or Rights Offering, the date on which the holders of Common Units shall be entitled thereto, and such notice in accordance with the foregoing clause (b) shall also specify the date on which the holders of Common Units shall be entitled to exchange their Common Units for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding-up, or Transaction, as the case may be. Such notice shall also state that the action in question or the record date is subject to the effectiveness of a registration statement under the Securities Act of 1933, as amended, or to a favorable vote of security holders, if either is required.

               (l) No fractional Common Units shall be issued in connection with any conversion hereunder, but in lieu of such fractional Common Units, the Company shall make a cash payment therefor upon the basis of the Conversion Price then in effect.

               (m) For purposes of this Section 10, the following definitions shall apply:

                    (i) "Additional Common Units" shall mean all Common Units of the Company issued or to be issued by the Company after the Initial Issuance Date, except Common Units which have been or may be issued upon conversion of the Series B Units, the Series C Units and the other convertible securities, convertible instruments, warrants, options and rights outstanding on the Initial Issuance Date referred to in subsection (c) of this Section 10.

                    (ii) "Common Unit Equivalent" shall mean any convertible security or any warrant, option or other right to subscribe for or purchase any Additional Common Units or any such convertible security. The term "convertible security" means any evidence of indebtedness, limited partnership unit or other security that is convertible into or exchangeable for Additional Common Units.

                    (iii)     "Common Units" shall be deemed to
     include the Common Units and any other Junior Securities the issuance of which would have any dilutive effect on the value of the Common Units issuable upon conversion of the Series C Units.

                    (iv) For purposes of any computation under this
     Section 10, the "Fair Market Price" per Common Unit on any date shall be deemed to be (1) the average of the daily last reported sale prices of the Common Units for the 20 consecutive Business Days commencing 25 Business Days before such date, as reported on the principal national securities exchange on which the Common Units are then listed, or if the Common Units are not then listed on a national securities exchange, the average of the daily last reported sale prices for such Business Days on the Nasdaq National Market System or in the over-the-counter market as reported by Nasdaq, (2) if last sale prices are not reported for the Common Units, the average of the daily closing bid and asked prices on such Business Days as so reported or (3) if no last sale prices or bid and asked prices are publicly reported, the Fair Market Price of a Common Unit shall be determined by an independent investment banker (with an established national reputation as a valuer of equity securities) selected by the Managing General Partner, with the written approval of the holders of Series C Units representing not less than 51% of the aggregate Stated Value of the then outstanding Series C Units.

          Section 11. Rights Offerings. (a) If the Company, at any time while any of the Series C Units are outstanding, shall distribute pro rata to holders of Common Units any warrants or other rights ("Rights") to purchase Additional Common Units (a "Rights Offering"), the holder of each Series C Unit shall receive the number of Rights that such holder would have been entitled to receive in connection with the Rights Offering if the holder had converted the Series C Unit into Common Units in accordance with
Section 10, at the then current Conversion Price and Stated Value, immediately prior to the record date for distribution of the Rights (or if no record date is established, prior to the date on which the Rights Offering otherwise commences). Holders of Series C Units shall receive Rights as provided in the preceding sentence whether or not such holders are at such time entitled to convert their Series C Units into Common Units pursuant to Section 10. Holders of Series C Units shall have the right to exercise such Rights (including any step-up or over-subscription privileges) as fully as any other recipient thereof, without the necessity of converting any Series C Units into Common Units.

               (b) Subject to compliance with subparagraph (a) , the distribution of Common Units pursuant to any Rights Offering shall not trigger any adjustment of the Conversion Price pursuant to the terms of Section 10(h) hereof.

               (c) The Company shall not commence or conduct more than one Rights Offering in any 12-month period nor more than two Rights Offerings within the four-year period following the consummation of the Stage 1 Closing, as defined in the Restructuring Agreement. The exercise price of any Rights (as initially distributed or subsequently amended) shall not be less than 66 2/3% of the Conversion Price in effect at the time of distribution of such Rights. The Company shall not, while any Series C Units are outstanding, commence or conduct Rights Offerings that result in, or are likely to result in, aggregate cash proceeds to the Company from all such Rights Offerings in excess of $7.5 million. The Company shall provide reports to the holders of Series C Units on a regular basis for the duration of the period during which Rights may be exercised, but in any event no less frequently than weekly, setting forth the number of Rights exercised during the periods covered by such reports and cumulatively from the date of commencement of the Rights Offering (separately identifying Rights that have been exercised by the Company or its Affiliates).

               (d) If any Rights distributed by the Company are transferable, the Company shall have an assignable right of first refusal to purchase Rights proposed to be sold, assigned, transferred or otherwise disposed of ("transferred") by a holder of Series C Units in certain circumstances, as follows:

                    (i)  The Company's right of first refusal
     provided herein shall be applicable only with respect to proposed transfers of Rights by Varde, which is the initial holder of Series C Units, and shall not be applicable with respect to proposed transfers of Rights by Varde to any of its respective Affiliates. In the event of a transfer to such an Affiliate, the Affiliate shall receive and hold the Rights subject to the terms and provisions of this section 11(d).

                    (ii) If Varde desires to transfer all or any part of its Rights, other than to an Affiliate, Varde shall give written notice to the Managing General Partner of its intention to transfer all or a specified part of its Rights (which notice shall set forth in reasonable detail the terms and provisions of the proposed transfer) and shall by such notice offer such Rights for sale to the Company at the aggregate purchase price offered by a bona fide third party purchaser. The Company, at its option within 20 days after delivery of such notice of intention, shall have the right to purchase all, but not less than all, of the Rights being offered at the specified price and shall give written notice to Varde within such 20-day period of the exercise of its right to purchase all such Rights.

                    (iii)     If the Company does not elect to
     purchase all the Rights proposed to be transferred by Varde, Varde shall then be free to transfer the Rights to the third party, at the price previously specified to the Managing General Partner, at any time within 90 days after the expiration of the 20-day period referred to in paragraph
     (ii) above. If such transfer is not completed within that 90-day period, the Rights will again be subject to the terms and provisions of this Subsection (d).

                    (iv) If the Company elects to purchase all the Rights proposed to be transferred by Varde, Varde shall, within 10 days after receipt of written notice from the Managing General Partner of the exercise by the Company of its right to purchase, deliver the certificate or certificates representing the Rights to be sold at the principal place of business of the Managing General Partner, duly endorsed for transfer or accompanied by appropriate transfer documents.
     The Company shall, simultaneously with the delivery of the Rights to the principal place of business of the Managing General Partner, pay to Varde in cash at such principal place of business the specified price of the Rights being purchased.

                    (v) Any attempted transfer of Rights without compliance with the terms of this subsection (d) shall be invalid and of no effect, and the Company shall have the right to compel the holder or the purported transferee to transfer and deliver the same to the Company in accordance herewith, in which event the price payable by the Company for such Rights shall be the price paid or that was to have been paid by the purported transferee.

               (e) The Company and the Managing General Partner will use their reasonable best efforts to cause an active trading market to be established and maintained for any Rights distributed by it and to engage an independent investment banker (with an established national reputation) to serve as a "standby" underwriter to support any Rights Offering by agreeing to purchase from the Company any Common Units offered in the Rights Offering and not subscribed for.

          Section 12. Registration Rights and Transfer Restrictions. Holders of Series C Units have certain registration rights with respect to Common Units issued upon the exercise of Series C Units, and the transfer of such Common Units is subject to certain restrictions, all as set forth in that certain Amended and Restated Registration Rights Agreement dated as of December 30, 1997, by and between the Company and Varde.

          Section 13.    Record Holders.  The Company and the
Transfer Agent may deem and treat the record holder of any Units as the true and lawful owner thereof for all purposes.

          Section 14. Notices. Except as otherwise expressly provided herein, all notices required or permitted to be given hereunder shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered or certified mail, return receipt requested, with postage prepaid, addressed: (a) if to the Company, to the offices of the Managing General Partner at 1209 N. 4th, Abilene, Texas 79601 (Attention: Brad Stephens), fax no. (915) 676-8792, or other agent of the Company designated as permitted hereby; or (b) if to any holder of the Series C Units, to such holder at the address of such holder as listed in the record books of the Company (which shall include the records of the Transfer Agent), or to such other address as the Company or holder, as the case may be, shall have designated by notice similarly given. As of the Initial Issuance Date, Varde's address for notice is:

          Varde Partners, Inc.
          3600 West 80th Street
          Suite 225
          Minneapolis, Minnesota 55431
          Attention:  George Hicks
          Tel:  (612) 893-1554
          Fax:  (612) 893-9613

          with a copy to:

          Paul, Weiss, Rifkind, Wharton & Garrison
          1285 Avenue of the Americas
          New York, New York 10019
          Attention: Kenneth M. Schneider
          Tel: (212) 373-3000
          Fax: (212) 757-3990

          Section 15.    Successors and Transferees.  The
provisions applicable to Series C Units shall bind and inure to the benefit of and be enforceable by the Company, the respective successors to the Company and by any holder of Series C Units.

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 30th day of December, 1997.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner


                              By:   /s/ Dave Caddell

                                  Name: Dave Caddell
                                  Title: Vice President
                                        EXHIBIT 10.33

                                    PRIDE COMPANIES, L.P.


                          REVOLVING CREDIT AND TERM LOAN AGREEMENT


                                Dated as of December 30, 1997


                                   BANKBOSTON, N.A., Agent


                                 BANCBOSTON SECURITIES INC.,
                                Syndication Agent and Manager


                                LEHMAN COMMERCIAL PAPER INC.,
                                     Documentation Agent

                                    PRIDE COMPANIES, L.P.

                          REVOLVING CREDIT AND TERM LOAN AGREEMENT


       This Agreement, dated as of December 30, 1997, is among Pride Companies, L.P., a Delaware limited partnership (the "Company"), the general partners of the Company, Pride SGP, Inc., a Texas corporation (the "Special General Partner") and Pride Refining, Inc., a Texas corporation (the "Managing General Partner"), Desulfur Partnership, a Texas general partnership, the Subsidiaries of the Company from time to time party hereto, including Pride Borger, Inc., a Delaware corporation, and Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation, the Lenders from time to time party hereto, BankBoston, N.A., both in its capacity as a Lender and in its capacity as Agent for itself and the other Lenders, and Lehman Commercial Paper Inc., both in its capacity as a Lender and in its capacity as Documentation Agent for itself and the other Lenders. The parties agree as follows:

       Recitals: Pursuant to this Agreement and subject to the terms and conditions set forth herein, the Lenders are agreeing to extend to the Company a $65,000,000 letter of credit and revolving loan facility, including a $10,000,000 sub-allotment for direct borrowings, and a $21,000,000 term loan facility.
Both credit facilities mature on December 31, 2002. These credit facilities are guaranteed by the Company's General Partners and the Company's Subsidiaries and are secured by Liens on substantially all the assets (including the stock of Subsidiaries) of the Company, the Company's General Partners and the Company's Subsidiaries. The proceeds of these credit facilities may be used for the issuance of letters of credit to third parties to support the Company's purchase or exchange of crude oil and petroleum products, to refinance that certain senior term loan made to the Company by Varde Partners, Inc. and for general partnership purposes of the Company as provided herein.

1.  Definitions; Certain Rules of Construction.   Certain
capitalized terms are used in this Agreement and in the other Credit Documents with the specific meanings defined below in this
Section 1. Except as otherwise explicitly specified to the contrary or unless the context clearly requires otherwise, (a) the capitalized term "Section" refers to sections of this Agreement, (b) the capitalized term "Exhibit" refers to exhibits to this Agreement, (c) references to a particular Section include all subsections thereof, (d) the word "including" shall be construed as "including without limitation", (e) accounting terms not otherwise defined herein have the meaning provided under GAAP, (f) references to a particular statute or regulation include all rules and regulations thereunder and any successor statute, regulation or rules, in each case as from time to time in effect, (g) references to a particular Person include such Person's successors and assigns to the extent not prohibited by this Agreement and the other Credit Documents and (h) references to "Dollars" or "$" mean United States Funds. References to "the date hereof" mean the date first set forth above.

       "Acceptable Issuer" means a financial institution domiciled in the United States or acting through a branch or agency located in the United States which has capital surplus and undivided profits of at least $500,000,000 and whose unsecured, unenhanced short-term debt is rated A-1 by S&P or P-1 by Moody's.

       "Accounts" includes all "accounts" as defined in Section 9-106 of the Uniform Commercial Code as in effect in The
Commonwealth of Massachusetts, including without limitation all Eligible Receivables, Uninvoiced Receivables, Pre-approved
Receivables and Net Government Accounts Receivable.

       "Accumulated Benefit Obligations" means the actuarial present value of the accumulated benefit obligations under any Plan, calculated in accordance with Statement No. 87 of the Financial Accounting Standards Board.

       "Affected Lender" is defined in Section 11.3.

       "Affiliate" means, with respect to the Company (or any other specified Person), any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with the Company (or such specified Person), and shall include (a) any officer or director or general partner of the Company (or such specified Person), (b) any Person of which the Company (or such specified Person) or any Affiliate (as defined in clause (a) above) of the Company (or such specified Person) shall, directly or indirectly, beneficially own either (i) at least 10% of the outstanding equity securities having the general power to vote or (ii) at least 10% of all equity interests or (c) any Person directly or indirectly controlling the Company (or such specified Person) through a management agreement, voting agreement or other contract.

       "Agency Account Agreement" means each Agency Account
Agreement provided by the Company or another Obligor and its depository bank in favor of the Collateral Agent, substantially in the form of Exhibit 5.1.5(b) hereto.

       "Agent" means BankBoston in its capacity as agent for the Lenders hereunder, as well as its successors and assigns in such capacity pursuant to Section 10.6, and references to the Agent in the Credit Documents shall include the Agent acting as Collateral Agent.

       "Agreement" means this Credit Agreement as from time to time amended, modified and in effect.

       "Applicable Base Rate Margin" means (a) on each day preceding the earlier to occur of the Refinery Closing Date and June 30, 1998, 2.00%, (b) if the Refinery Closing Date shall not have occurred on or prior to June 30, 1998, then on each day on or following June 30, 1998 and preceding the Refinery Closing Date, 2.25%, (c) if the Refinery Closing Date shall occur prior to December 31, 1998, on each day on or following the Refinery Closing Date and preceding December 31, 1998, 1.75% and (d) on the later of the Refinery Closing Date and December 31, 1998 and on each day thereafter, the percentage in the table below set opposite the Interest Coverage Ratio for the most recent period of four consecutive fiscal quarters for which financial statements have been furnished to the Lenders in accordance with Sections 6.4.1 and 6.4.2 prior to the first day of such month:

                                           Applicable Base
       Interest Coverage Ratio               Rate Margin
       -----------------------             ----------------

       Equal to or greater than                  1.25%
          3.0 to 1.0

       Less than 3.0 to 1.0 and equal            1.50%
          to or greater than 2.25 to 1.0

       Less than 2.25 to 1.0                     1.75%

Changes in the Applicable Base Rate Margin shall occur on the first day of each month after quarterly financial statements have been furnished to the Lenders in accordance with Sections 6.4.1 or 6.4.2 from time to time. In the event that the financial statements required to be delivered pursuant to Section 6.4.1 or 6.4.2, as applicable, are not delivered when due, then during the period from the first day of the month following the date such financial statements were due until the date upon which they are actually delivered, the Applicable Base Rate Margin shall be the highest amount set forth in the table above.

       "Applicable Eurodollar Rate Margin" means (a) on each day preceding the earlier to occur of the Refinery Closing Date and June 30, 1998, 3.25%, (b) if the Refinery Closing Date shall not have occurred on or prior to June 30, 1998, then on each day on or following June 30, 1998 and preceding the Refinery Closing Date, 3.50%, (c) if the Refinery Closing Date shall occur prior to December 31, 1998, on each day on or following the Refinery Closing Date and preceding December 31, 1998, 3.00% and (d) on the later of the Refinery Closing Date and December 31, 1998 and on each day thereafter, the percentage in the table below set opposite the Interest Coverage Ratio for the most recent period of four consecutive fiscal quarters for which financial statements have been furnished to the Lenders in accordance with Sections 6.4.1 and 6.4.2 prior to the first day of such month:

                                          Applicable Eurodollar
     Interest Coverage Ratio                     Rate Margin
     -----------------------              ----------------------


       Equal to or greater than                         2.50%
          3.0 to 1.0

       Less than 3.0 to 1.0 and equal                   2.75%
          to or greater than 2.25 to 1.0

       Less than 2.25 to 1.0                            3.00%

Changes in the Applicable Eurodollar Rate Margin shall occur on the first day of each month after quarterly financial statements have been furnished to the Lenders in accordance with Section
6.4.1 or 6.4.2 from time to time. In the event that the financial statements required to be delivered pursuant to Section
6.4.1 or 6.4.2, as applicable, are not delivered when due, then during the period from the first day of the month following the date such financial statements were due until the date upon which they are actually delivered, the Applicable Eurodollar Rate Margin shall be the highest amount set forth in the table above.

       "Applicable Fee Rate" means (a) on each day preceding the earlier to occur of the Refinery Closing Date and June 30, 1998, 2.75%, (b) if the Refinery Closing Date shall not have occurred on or prior to June 30, 1998, then on each day on or following June 30, 1998 and preceding the Refinery Closing Date, 3.00%, (c) if the Refinery Closing Date shall occur prior to December 31, 1998 on each day on or following the Refinery Closing Date and preceding December 31, 1998, 2.50% and (d) on the later of the Refinery Closing Date and December 31, 1998 and on each day during any month thereafter, the percentage in the table below set opposite the Interest Coverage Ratio for the most recent period of four consecutive fiscal quarters for which financial statements have been furnished to the Lenders in accordance with Sections 6.4.1 and 6.4.2 prior to the first day of such month:

       Interest Coverage Ratio          Applicable Fee Rate
     -----------------------            -------------------

       Equal to or greater                       2.25%
         than 3.0 to 1.0

       Less than 3.0 to 1.0                      2.50%

Changes in the Applicable Fee Rate shall occur on the first day of each month after quarterly financial statements have been furnished to the Lenders in accordance with Section 6.4.1 or
6.4.2 from time to time. In the event that the financial statements required to be delivered pursuant to Section 6.4.1 or 6.4.2, as applicable, are not delivered when due, then during the period from the first day of the month following the date such financial statements were due until the date upon which they are actually delivered, the Applicable Fee Rate shall be the highest amount set forth in the table above.

       "Applicable Rate" means, at any date:

              (a) with respect to each portion of the Revolving Loan subject to a Eurodollar Pricing Option, the sum of the Applicable Eurodollar Rate Margin (which may change during the Eurodollar Interest Period for such Eurodollar Pricing Option in accordance with the definition of "Applicable Eurodollar Rate Margin") PLUS the Eurodollar Rate with respect to such Eurodollar Pricing Option;

              (b) with respect to each other portion of the Revolving Loan, the sum of the Applicable Base Rate Margin
       PLUS the Base Rate;

              (c) with respect to each portion of the Term Loan subject to a Eurodollar Pricing Option, the sum of the Applicable Eurodollar Rate Margin (which may change during the Eurodollar Interest Period for such Eurodollar Pricing Option in accordance with the definition of "Applicable Eurodollar Rate Margin") PLUS the Eurodollar Rate with respect to such Eurodollar Pricing Option, PLUS .50%; and

              (d)  with respect to each other portion of the Term
       Loan, the sum of the Applicable Base Rate Margin PLUS the
       Base Rate plus .50%;

on the day the Agent provides written notice to the Company that the interest rates hereunder are increasing as a result of the occurrence and continuance of an Event of Default until the earlier of such time as (i) such Event of Default is no longer continuing or (ii) such Event of Default is deemed no longer to exist, in each case pursuant to Section 8.3, the Applicable Rate on all of the Loan shall equal the Base Rate plus 3.00%.

       "Assignee" is defined in Section 11.1.1.

       "Assignment and Acceptance" is defined in Section 11.1.1.

       "BankBoston" means BankBoston, N.A.

       "Banking Day" means any day other than Saturday, Sunday or a day on which banks in Boston, Massachusetts are authorized or required by law or other governmental action to close and, if such term is used with reference to a Eurodollar Pricing Option, any day on which dealings are effected in the Eurodollars in question by first-class banks in the inter-bank Eurodollar markets in New York, New York.

       "Bankruptcy Code" means Title 11 of the United States Code.

       "Bankruptcy Default" means an Event of Default referred to in Section 8.1.10.

       "Base Rate" means, on any date, the greater of (a) the rate of interest announced by BankBoston at the Boston Office as its Base Rate or (b) the sum of 1/2% PLUS the Federal Funds Rate.

       "Borrowing Base" means, on any date, an amount equal to the sum of (without duplication):

100% of Cash and Cash Equivalents of the Company held in Pledged
Accounts;

a. 90% of Net Government Accounts Receivable;

b. 90% of Pre-approved Receivables;

c. 85% of Eligible Receivables and Uninvoiced Receivables not included in clause (b) or (c) above; provided, however, that to the extent that the aggregate amount of all Eligible Receivables and Uninvoiced Receivables included in this clause (d) are owed by any single account debtor and its Affiliates exceed ten percent of the aggregate amount of all Eligible Receivables and Uninvoiced Receivables included in this clause (d), such excess shall not be included in the calculation of the portion of the Borrowing Base provided in this clause (d), except with the prior written consent of the Agent;

d. 85% of Eligible Margin Deposits;

e. 85% of the future sales price, net of storage and transportation costs, of Hedged Eligible Inventory;

f. 80% of Eligible Inventory other than Hedged Eligible
Inventory; plus

g. 100% of Paid but Unexpired Letters of Credit;

provided, however, that there shall be deducted from the foregoing sum an amount equal to the total of the following:

              (x)  100% of Crude Royalties Payable; and

              (y) 50% of accounts payable of the Company arising in the ordinary course of business with respect to the purchase of crude oil and other petroleum products, excluding, without duplication, (i) Crude Royalties Payable, (ii) other accounts payable which have been deducted in calculating Eligible Receivables and Uninvoiced Receivables included in clauses (c) and (d) above and (iii) accounts payable of the Company arising in the ordinary course of business to the extent secured by Letters of Credit.

       "Boston Office" means the principal banking office of BankBoston in Boston, Massachusetts.

       "By-laws" means all written by-laws, rules, regulations and all other documents relating to the management, governance or internal regulation of any Person other than an individual, or interpretive of the Charter of such Person, all as from time to time in effect.

       "Capital Expenditures" means, for any period, amounts added or required to be added to the property, plant and equipment or other fixed assets account on the Consolidated balance sheet of the Company and its Subsidiaries, prepared in accordance with GAAP, in respect of (a) the acquisition, construction, improvement or replacement of land, buildings, machinery, equipment, leaseholds and any other real or personal property,
(b) to the extent not included in clause (a) above, materials, contract labor and direct labor relating thereto (excluding amounts properly expensed as repairs and maintenance in accordance with GAAP) and (c) software development costs to the extent not expensed.

       "Capitalized Lease" means any lease which is required to be capitalized on the balance sheet of the lessee in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial
Accounting Standards Board.

       "Capitalized Lease Obligations" means the amount of the liability reflecting the aggregate discounted amount of future payments under all Capitalized Leases calculated in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board.

       "Cash" means currency, wire transfers of money and other forms of immediately available funds approved by the Collateral
Agent.

       "Cash Concentration Account" is defined in Section 8.5.

       "Cash Equivalents" means:

       (a) negotiable certificates of deposit, time deposits (including sweep accounts), demand deposits and bankers' acceptances having a maturity of nine months or less and issued by any United States financial institution having capital and surplus and undivided profits aggregating at least $100,000,000 and rated at least Prime-1 by Moody's or A-1 by S&P or issued by any Lender;

corporate obligations having a maturity of nine months or less and rated at least Prime-1 by Moody's or A-1 by S&P or issued by any Lender;

any direct obligation of the United States of America or any agency or instrumentality thereof, or of any state or municipality thereof, (i) which has a remaining maturity at the time of purchase of not more than one year or which is subject to a repurchase agreement with any Lender (or any other financial institution referred to in clause (a) above) exercisable within one year from the time of purchase and (ii) which, in the case of obligations of any state or municipality, is rated at least Aaa by Moody's or AAA by S&P; and

any mutual fund or other pooled investment vehicle rated at least
Aa by Moody's or AA by S&P which invests principally in obligations described above.

       "CERCLA" means the federal Comprehensive Environmental
Response, Compensation and Liability Act of 1980.

       "Charter" means the articles of organization, certificate of incorporation, statute, constitution, joint venture agreement, partnership agreement, trust indenture, limited liability company agreement or other charter document of any Person other than an individual, each as from time to time in effect.

       "Closing Date" means the Initial Closing Date, the Term Loan Closing Date and each other date on which any extension of credit is made pursuant to Section 2.1, 2.2 or 2.3.

       "Code" means the federal Internal Revenue Code of 1986.

       "Collateral Agent" means the Agent in its capacity as the holder of collateral granted by the Company, its General Partners and its Subsidiaries for the benefit of the Lenders and of the holders of the Varde Term Loan.

       "Commitment" means, with respect to any Lender, such Lender's obligations to extend the respective credits contemplated by Section 2. The original Commitments are set forth in Exhibit 10.1 and the subsequent Commitments are recorded from time to time in the Register.

       "Company" means Pride Companies, L.P., a Delaware limited partnership.

       "Computation Covenants" means Sections 6.5, 6.6.7, 6.10.1,
6.10.2, 6.10.3, 6.10.4, 6.11.1, 6.16 and 6.19.3.

       "Consolidated" and "Consolidating", when used with reference to any term, mean that term as applied to the accounts of the Company (or other specified Person) and all of its Subsidiaries
(or other specified group of Persons), or such of its Subsidiaries as may be specified, consolidated (or combined) or consolidating (or combining), as the case may be, in accordance with GAAP and with appropriate deductions for minority interests in Subsidiaries.

       "Consolidated Current Assets" means, at any date, all amounts carried as current assets on the balance sheet of the Company and its Subsidiaries determined in accordance with GAAP on a Consolidated basis.

       "Consolidated Current Liabilities" means, at any date, all amounts that are or should be carried as current liabilities on the balance sheet of the Company and its Subsidiaries determined in accordance with GAAP on a Consolidated basis, excluding the current maturities of long-term debt but including all of the outstanding balance of the Revolving Loan

       "Consolidated Debt Service" means, for any period, the sum of:

              (a) Consolidated Interest Expense less PIK Interest on Varde Securities and SGP Securities, plus

              (b) the aggregate amount of all mandatory scheduled payments, mandatory scheduled prepayments and sinking fund payments, all with respect to Financing Debt of the Company and its Subsidiaries in accordance with GAAP on a Consolidated basis, including payments in the nature of principal under Capitalized Leases, but in no event including contingent prepayments required by Section 4.3, plus

              (c)   any mandatory cash dividends or other
       Distributions (excluding any Distributions paid in kind) paid or payable by the Company or any of its Subsidiaries to third parties;

provided, however, that for the purposes of calculating compliance with Section 6.5.3 hereof the Consolidated Debt Service (i) for the period of four consecutive fiscal quarters ended March 31, 1998 shall be deemed to be the sum of the Consolidated Debt Service for the fiscal quarter ended that date (excluding amounts described in clause (b) above) times four plus the current maturities of long-term debt shown on the Consolidated balance sheet of the Company and its Subsidiaries as of December 31, 1997, (ii) for the period of four consecutive fiscal quarters ended June 30, 1998 shall be deemed to be the sum of the Consolidated Debt Service for the period of two consecutive fiscal quarters ended that date (excluding amounts described in clause (b) above) times two plus the current maturities of long-term debt shown on the Consolidated balance sheet of the Company and its Subsidiaries as of December 31, 1997 and (iii) for the period of four consecutive fiscal quarters ended September 30, 1998 shall be deemed to be the sum of the Consolidated Debt Service for the period of three consecutive fiscal quarters ended that date (excluding amounts described in clause (b) above) times one and one-third plus the current maturities of long-term debt shown on the Consolidated balance sheet of the Company and its Subsidiaries as of December 31, 1997.

       "Consolidated EBITDA" means, for any period, the gross revenues of the Company and its Subsidiaries from operations, determined in accordance with GAAP on a Consolidated basis, minus
(a) the sum of (i) the cost of operations of the Company and its Subsidiaries for such period, determined in accordance with GAAP on a Consolidated basis, and (ii) the selling, general and administrative expenses of the Company and its Subsidiaries for such period, determined in accordance with GAAP on a Consolidated basis plus (b) all amounts included in clause (a) as deductions in respect of depreciation and amortization; provided, that for the purposes of calculating compliance with the provisions of Sections 6.5.1, 6.5.2 and 6.5.3 hereof (and for no other purpose of this Agreement) the Consolidated EBITDA for each of the four consecutive fiscal quarters of the Company commencing January 1, 1997 and ending December 31, 1997 shall be assumed to be one-quarter of (x) the actual Consolidated EBITDA of the Company and its Subsidiaries for the fiscal year ended December 31, 1997 excluding (y) the lesser of the accrual taken in such fiscal year with respect to the Refinery conversion expenses or $1,800,000; and provided, further, that any writedown on or prior to December 31, 1998 of the Refinery assets associated with the Refinery conversion referred to in the proviso to clause (c) of the definition of "Consolidated Net Income" herein, to the extent that the same would reflect both a non-cash item and a reduction of Consolidated EBITDA, shall not be deducted in calculating Consolidated EBITDA.

       "Consolidated Excess Cash Flow" means, for any period, the total of:

              (d)   Consolidated Operating Cash Flow,

       minus (b) Consolidated Debt Service (but in no event including contingent prepayments required by Section 4.3) minus (c) Discretionary Capital Expenditures (to the extent not financed by debt for borrowed money).

       "Consolidated Interest Coverage" means, for any period, the ratio of (i) the Consolidated EBITDA for such period over (ii) the sum of the Consolidated Interest Expense less PIK Interest on Varde Securities and SGP Securities for such period plus Distributions paid on Varde Securities permitted under Section
6.10.1 but not included in Consolidated Interest Expense for such period.

       "Consolidated Interest Expense" means, for any period, the total of the aggregate amount of interest, including commitment fees, letter of credit fees, payments in the nature of interest under Capitalized Leases, net payments under Interest Rate Protection Agreements and other finance fees, accrued by the Company and its Subsidiaries (whether such interest is reflected as an item of expense or capitalized in accordance with GAAP on a Consolidated basis), but excluding closing fees due to the Lenders under the Fee Letter.

       "Consolidated Net Income" means, for any period, the net income (or loss) of the Company and its Subsidiaries, determined in accordance with GAAP on a Consolidated basis; provided, however, that Consolidated Net Income shall not include:

              (e) the income (or loss) of any Person accrued prior to the date such Person becomes a Subsidiary or is merged into or consolidated with the Company or any of its Subsidiaries;

              (f) the income (or loss) of any Person (other than a Subsidiary) in which the Company or any of its Subsidiaries has an ownership interest; provided, however, that
       (i) Consolidated Net Income shall include amounts in respect of the income of such Person when actually received in cash by the Company or such Subsidiary in the form of dividends or similar Distributions and (ii) Consolidated Net Income shall be reduced by the aggregate amount of all Investments, regardless of the form thereof, made by the Company or any of its Subsidiaries in such Person for the purpose of funding any deficit or loss of such Person;

              (g) all amounts included in computing such net income
       (or loss) in respect of the write-up or write-down of any asset or the retirement of any Indebtedness or equity at less than face value after December 31, 1996; provided, however, that such write-downs shall be limited to the consequences of the conversion of the Refinery, shall be taken on or prior to December 31, 1998 and shall not exceed in the aggregate $30,000,000;

              (h)   extraordinary and nonrecurring gains;

              (i) the income of any Subsidiary to the extent the payment of such income in the form of a Distribution or repayment of Indebtedness to the Company or a Wholly Owned Subsidiary is not permitted, whether on account of any Charter or By-law restriction, any agreement, instrument, deed or lease or any law, statute, judgment, decree or governmental order, rule or regulation applicable to such Subsidiary; and

              (j) any after-tax gains or losses attributable to returned surplus assets of any Plan.

       "Consolidated Net Working Capital" means, at any date, the remainder of (a) the Consolidated Current Assets of the Company and its Subsidiaries as of such date minus (b) the Consolidated Current Liabilities of the Company and its Subsidiaries as of such date; provided, that notwithstanding any other provision of this Agreement, in computing Consolidated Current Assets for the purpose of calculating Consolidated Net Working Capital, the "First-In-First-Out" ("FIFO") inventory valuation method will be used.

       "Consolidated Net Worth" means, at any date, the total of partners' equity of the Company and its Subsidiaries determined in accordance with GAAP on a Consolidated basis, excluding the effect of any foreign currency translation adjustments.

       "Consolidated Operating Cash Flow" means, for any period, the remainder of Consolidated EBITDA for such period minus the Non-Discretionary Capital Expenditures of the Company and its Subsidiaries for such period, minus the amounts of all taxes based upon or measured by net income paid or payable by the Company and its Subsidiaries for such period. For the purpose of determining Consolidated Operating Cash Flow, Non-Discretionary Capital Expenditures will be deemed to be $187,500 for each of the fiscal quarters ended March 31, June 30, September 30 and December 31, 1997.

       "Credit Documents" means:

              (k) this Agreement, the Notes, each Letter of Credit, each draft presented or accepted under a Letter of Credit, the Guarantee and Security Agreement, the Varde Subordination Agreement, the Pride SGP Subordination Agreement, each Pledge of Deposit Agreement, each Agency Account Agreement, each Deed of Trust, the Intercreditor Agreement, the Fee Letter, and each Interest Rate Protection Agreement provided by a Lender (or an Affiliate of a Lender) to the Company or any of its Subsidiaries, each as from time to time in effect; and

              (l) any other present or future agreement or instrument from time to time entered into among the Company, any of its Subsidiaries or any other Obligor, on one hand, and the Agent, any Letter of Credit Issuer or all the Lenders, on the other hand, relating to, amending or modifying this Agreement or any other Credit Document referred to above or which is stated to be a Credit
       Document, each as from time to time in effect.

       "Credit Obligations" means all present and future liabilities, obligations and Indebtedness of the Company, any of its Subsidiaries or any other Obligor owing to the Agent or any Lender (or any Affiliate of a Lender) under or in connection with this Agreement or any other Credit Document, including obligations in respect of principal, interest, reimbursement obligations under Letters of Credit and Interest Rate Protection Agreements provided by a Lender (or an Affiliate of a Lender), commitment fees, Letter of Credit fees, amounts provided for in Sections 3.2.4, 3.5 and 9 and other fees, charges, indemnities and expenses from time to time owing hereunder or under any other Credit Document (all whether accruing before or after a Bankruptcy Default and regardless of whether allowed as a claim in bankruptcy or similar proceedings).

       "Credit Participant" is defined in Section 11.2.

       "Credit Security" means all assets now or from time to time hereafter subjected to a security interest, mortgage or charge
(or intended or required so to be subjected pursuant to the Guarantee and Security Agreement, the Deeds of Trust, the Pledge of Deposit Agreement or any other Credit Document) to secure the payment or performance of any of the Credit Obligations on a pari passu basis, including the assets described in Section 3.1 of the Guarantee and Security Agreement.

       "Crude Royalties Payable" shall mean on any date the Consolidated accounts payable of the Company and the Guarantors arising from the purchase of crude oil during the current and next preceding calendar month, but specifically excluding all such accounts payable which are supported by Letters of Credit.

       "Current Asset Security" means all Cash, Cash Equivalents, deposit accounts, Eligible Margin Deposits, Accounts and Inventory of the Company and each Guarantor, all contract rights relating thereto, all proceeds of the exercise of any right of set-off and all proceeds of the foregoing; provided that in the event of a sale or other realization upon any partnership interest, common stock interest or other equity security included in the Credit Security, the term "Current Asset Security" shall include a portion of the net proceeds of such sale or other realization equal to such percentage thereof as shall be determined by the Collateral Agent in its reasonable judgment to be attributable to the Current Asset Security of the issuer of such interest or other equity security; and provided, further, that to the extent that Cash or setoff amounts include identifiable proceeds of real property or equipment (including proceeds of casualty insurance) included in the Term Asset Security, such Cash or setoff amounts shall be considered Term Asset Security rather than Current Asset Security.

       "Current Asset Subaccount" is defined in Section 8.5.

       "Deed of Trust" means each of the Refinery Deed of Trust, the Terminals Deed of Trust, the Texas Plains Deed of Trust and each other mortgage, deed of trust or similar instrument conveying to the Collateral Agent a Lien securing the Credit Obligations on real property of the Company or any other Obligor.

       "Default" means any Event of Default and any event or condition which with the passage of time or giving of notice, or both, would become an Event of Default, including the filing against the Company, any of its Subsidiaries or any other Obligor of a petition commencing an involuntary case under the Bankruptcy Code.

       "Delinquency Period" is defined in Section 10.4.4.

       "Delinquent Lender" is defined in Section 10.4.4.

       "Delinquent Payment" is defined in Section 10.4.4.

       "DFSC" means the Defense Fuel Supply Center, an agency of the Department of Defense of the United States of America.

       "DFSC Claim" means all interests of the Company arising pursuant to that certain Proposal for Additional Compensation dated October 24, 1994 from the Company to the DFSC.

       "Discretionary Capital Expenditures" means Capital
Expenditures relating to the construction of new property and/or the acquisition of assets.

       "Distribution" means, with respect to the Company (or other specified Person):

              (m) the declaration or payment of any dividend or distribution on or in respect of any shares of any class of capital stock of or other equity interests in the Company
       (or such specified Person);

              (n) the purchase, redemption or other retirement of any shares of any class of capital stock of or other equity interest in the Company (or such specified Person) or of options, warrants or other rights for the purchase of such shares, directly, indirectly through a Subsidiary or otherwise;

              (o) any other distribution on or in respect of any shares of any class of capital stock of or equity or other beneficial interest in the Company (or such specified
       Person);

              (p) any payment of principal or interest with respect to, or any purchase, redemption or defeasance of, the Varde Securities, the SGP Securities and any other Financing Debt of the Company (or such specified Person) which by its terms or the terms of any agreement is subordinated to the payment of the Credit Obligations; and

              (q) any payment, loan or advance by the Company (or such specified Person) to, or any other Investment by the Company (or such specified Person) in, the holder of any shares of any class of capital stock of or equity interest in the Company (or such specified Person), or any Affiliate of such holder (including the payment of management and transaction fees and expenses);

provided, however, that the term "Distribution" shall not include
(i) dividends payable in perpetual common stock of or other similar equity interests in the Company (or such specified Person) or (ii) payments in the ordinary course of business in respect of (A) reasonable compensation paid to employees, officers and directors, (B) advances and reimbursements to employees for travel expenses, drawing accounts and similar expenditures, or (C) rent paid to, or accounts payable for services rendered or goods sold by, non-Affiliates that own capital stock of or other equity interests in the Company (or such specified Person) or (iii) payments of interest and principal on the Varde Term Loan or (iv) accruals of PIK Interest on the Varde Term Loan or the Varde Securities.

       "Documentation Agent" means Lehman Commercial Paper Inc. in its capacity as Documentation Agent hereunder for the benefit of the Lenders.

       "Domestic Subsidiary" means any Subsidiary that is not a Foreign Subsidiary.

       "D-S Note" means that certain promissory note dated November 24, 1994 made by the Company to Diamond Shamrock Refining and
Marketing Company in the original principal amount of $6,000,000.

       "Eligible Inventory" means, on any date, the aggregate amount of all inventories of crude oil or refined petroleum products owned by the Company and held at a storage location identified in Exhibit 7.1 hereto located in the State of Texas or New Mexico (or, from and after the filing in the State of Oklahoma of appropriate Form UCC-1 financing statements sufficient in the judgment of the Collateral Agent to protect its security interest in any Credit Security located in such State, the State of Oklahoma) or another location agreed to in writing by the Collateral Agent, valued on a marked-to-market basis and which inventory meet all of the following requirements:

              (r)   is subject to a valid, first priority,
       perfected lien and security interest in favor of the Collateral Agent, on behalf of the Lenders;

              (s)   is in good saleable condition;

              (t) is owned by the Company free and clear of all liens, security interests or encumbrances whatsoever other than those in favor of the Collateral Agent and statutory liens in the favor of storage facility owners;

              (u)   has not been placed by the Company on
       consignment with a consignee; and

              (v)   is otherwise satisfactory to the Required
       Revolving Lenders in their sole discretion using reasonable business judgment.

       "Eligible Margin Deposits" means net equity of the Company in margin deposit accounts with commodities brokers on nationally recognized exchanges subject to three-party agreements among the Company, the Collateral Agent and commodities brokers creating Liens on such accounts in favor of the Collateral Agent and satisfactory in form and substance to the Collateral Agent.

       "Eligible Receivables" means, on any date, the aggregate amount of all accounts receivable carried on the books of the Company in accordance with GAAP arising in the ordinary course of business, less all reserves with respect to such accounts receivable and less any and all offsets, counterclaims or contras in respect thereof, and which accounts receivable meet all of the following requirements:

              (w) are not outstanding more than 60 days past invoice date;

              (x) constitute the valid, binding and legally enforceable obligation of the account debtor thereon and are not subordinate to any other claim against such account debtor;

              (y) are not evidenced by any instrument, unless such instrument has been pledged and delivered to the Collateral Agent;

              (z) are owned by the Company free and clear of all liens, security interests or encumbrances whatsoever, other than those in favor of the Collateral Agent;

              (aa) are not the subject of a return, rejection, loss of or damage to the goods, the sale of which gave rise to the account receivable, or any request for credit or adjustment, or any other dispute with the account debtor on the account receivable relating to its payment, in each case which has been formally asserted by the account debtor;

              (ab) if the account debtor on any such accounts receivable is located outside the United States, such accounts receivable are payable in full in United States Funds and backed by a letter of credit issued by, and presentable in the United States of America upon, an Acceptable Issuer;

              (ac) are with respect to an account debtor for which the Company has received no written notice from the Agent or the Required Revolving Lenders that in the reasonable business judgment of the Agent or the Required Revolving Lenders such account debtor is not creditworthy;

              (ad) the account debtor has not filed a petition for relief under any existing or future law relating to bankruptcy, insolvency, reorganization or relief of debtors, made a general assignment for the benefit of creditors, had filed against it any petition of creditors, had filed against it any petition or other application for relief under any existing or future law relating to bankruptcy, insolvency, reorganization or relief of debtors, failed, suspended business operations, become insolvent, called a meeting of its creditors for the purpose of obtaining any financial concession or accommodation, or had or suffered a receiver or a trustee to be appointed for all or a significant portion of its assets or affairs;

              (ae)   are subject to a valid first priority,
       perfected lien and security interest in favor of the Collateral Agent, on behalf of the Lenders; and

              (af)   are otherwise satisfactory to the Required
       Revolving Lenders in their sole discretion using reasonable business judgment.

For the purpose of this definition, to the extent that the Company is at any time directly or contingently indebted for any reason to any account debtor, the accounts receivable owing to the Company by such account debtor shall be deemed to be subject to an offset, counterclaim or contra in the amount of such Indebtedness; provided, however, to the extent that any Indebtedness of the Company to any account debtor is secured by a Letter of Credit, the portion of the Indebtedness so secured (not to exceed the face amount of the Letter of Credit) shall not be deemed to be an offset, counterclaim or contra with respect to the accounts receivable of such account debtor owing to the Company.

       "Environmental Laws" means all applicable federal, state or local statutes, laws, ordinances, codes, rules, regulations and guidelines (including consent decrees and administrative orders) relating to public health and safety and protection of the environment, including the federal Occupational Health and Safety Act.

       "ERISA" means the federal Employee Retirement Income
Security Act of 1974.

       "ERISA Group Person" means the Company, any of its Subsidiaries and any Person which is a member of the controlled group or under common control with the Company or any of its Subsidiaries within the meaning of section 414 of the Code or section 4001(a)(14) of ERISA.

       "Eurodollars" means, with respect to any Lender, deposits of United States Funds in a non-United States office or an international banking facility of such Lender.

       "Eurodollar Basic Rate" means, for any Eurodollar Interest
Period, the sum of the Eurodollar Basic Reference Rates furnished by the Reference Lenders to the Agent divided by the number of such Reference Lenders.

       "Eurodollar Basic Reference Rate" means, for any Eurodollar Interest Period and any Reference Lender, the rate of interest at which Eurodollar deposits which have a term corresponding to such Eurodollar Interest Period are offered by such Reference Lender to the Agent by first class banks in the inter-bank Eurodollar market for delivery in immediately available funds at a Eurodollar Office on the first day of such Eurodollar Interest Period as determined by such Reference Lender at approximately 10:00 a.m. (Boston time) two Banking Days prior to the date upon which such Eurodollar Interest Period is to commence (which determination by such Reference Lender shall, in the absence of manifest error, be conclusive) and as furnished promptly thereafter by such Reference Lender to the Agent.

       "Eurodollar Interest Period" means any period, selected as provided in Section 3.2.1, of one, two, three or six months, commencing on any Banking Day and ending on the corresponding date in the subsequent calendar month so indicated (or, if such subsequent calendar month has no corresponding date, on the last day of such subsequent calendar month); provided, however, that subject to Section 3.2.3, if any Eurodollar Interest Period so selected would otherwise begin or end on a date which is not a Banking Day, such Eurodollar Interest Period shall instead begin or end, as the case may be, on the immediately preceding or succeeding Banking Day as determined by the Agent in accordance with the then current banking practice in the inter-bank Eurodollar market with respect to Eurodollar deposits at the applicable Eurodollar Office, which determination by the Agent shall, in the absence of manifest error, be conclusive.

       "Eurodollar Office" means such non-United States office or international banking facility of any Lender as such Lender may from time to time select.

       "Eurodollar Pricing Options" means the options granted pursuant to Section 3.2.1 to have the interest on any portion of the Loan computed on the basis of a Eurodollar Rate.

       "Eurodollar Rate" for any Eurodollar Interest Period means the rate, rounded upward to the nearest 1/100%, obtained by dividing (a) the Eurodollar Basic Rate for such Eurodollar Interest Period by (b) an amount equal to 1 minus the Eurodollar Reserve Rate; provided, however, that if at any time during such Eurodollar Interest Period the Eurodollar Reserve Rate applicable to any outstanding Eurodollar Pricing Option changes, the Eurodollar Rate for such Eurodollar Interest Period shall automatically be adjusted to reflect such change, effective as of the date of such change to the extent required by the Legal Requirement implementing such change.

       "Eurodollar Reserve Rate" means the stated maximum rate (expressed as a decimal) of all reserves (including any basic, supplemental, marginal or emergency reserve or any reserve asset), if any, as from time to time in effect, required by any Legal Requirement to be maintained by any Lender against (a) "Eurocurrency liabilities" as specified in Regulation D of the Board of Governors of the Federal Reserve System applicable to Eurodollar Pricing Options, (b) any other category of liabilities that includes Eurodollar deposits by reference to which the interest rate on portions of the Loan subject to Eurodollar Pricing Options is determined, (c) the principal amount of or interest on any portion of the Loan subject to a Eurodollar Pricing Option or (d) any other category of extensions of credit, or other assets, that includes loans subject to a Eurodollar Pricing Option by a non-United States office of any of the Lenders to United States residents, in each case without the benefits of credits for prorations, exceptions or offsets that may be available to a Lender.

       "Event of Default" is defined in Section 8.1.

       "Exchange Act" means the federal Securities Exchange Act of
1934.

       "Exchange Transaction" means a transaction in which the Company is obligated to deliver a stated amount of crude oil or hydrocarbon products in exchange for crude oil or hydrocarbon products received by it.

       "Expert" means Vector Associates or another engineering or consulting firm satisfactory to the Agent.

       "FACA" means the federal Assignment of Claims Act of 1940, as amended.

       "Federal Funds Rate" means, for any day, the rate equal to the weighted average (rounded upward to the nearest 1/8%) of (a) the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as such weighted average is published for such day (or, if such day is not a Banking Day, for the immediately preceding Banking Day) by the Federal Reserve Bank of New York or (b) if such rate is not so published for such Banking Day, quotations received by the Agent from three federal funds brokers of recognized standing selected by the Agent. Each determination by the Agent of the Federal Funds Rate shall, in the absence of manifest error, be conclusive.

       "Fee Letter" means the letter agreement dated November 17, 1997 between BankBoston and the Company providing for certain fees to be payable in respect of the transactions contemplated by this Agreement, as such letter agreement is from time to time amended.

       "Final Maturity Date" means December 31, 2002.

       "Financial Officer" of the Company (or other specified Person) means the chief executive officer, chief financial officer, chief operating officer, chairman, president, treasurer or controller of the Managing General Partner or any of its vice presidents whose primary responsibility is for its financial affairs, in each case whose incumbency and signatures have been certified to the Agent by the secretary or other appropriate attesting officer of the Company (or such specified Person).

       "Financing Debt" means each of the items described in clauses (a) through (f) of the definition of the term
"Indebtedness" and, without duplication, any Guarantees of such items.

       "Foreign Subsidiary" means each Subsidiary that is organized under the laws of, and conducting its business primarily in a jurisdiction outside of, the United States of America.

       "Funding Liability" means (a) any Eurodollar deposit which was used (or deemed by Section 3.2.6 to have been used) to fund any portion of the Loan subject to a Eurodollar Pricing Option, and (b) any portion of the Loan subject to a Eurodollar Pricing Option funded (or deemed by Section 3.2.6 to have been funded) with the proceeds of any such Eurodollar deposit.

       "GAAP" means generally accepted accounting principles as from time to time in effect, including the statements and interpretations of the United States Financial Accounting Standards Board; provided, however, that (a) for purposes of compliance with Sections 4.3.2, 6 (other than Section 6.4) and the related definitions, "GAAP" means such principles as in effect on December 31, 1996 as applied by the Company and its Subsidiaries in the preparation of the most recent annual statements referred to in Section 7.2.1(a), and consistently followed, without giving effect to any subsequent changes thereto and (b) in the event of a change in generally accepted accounting principles after such date, either the Company or the Required Lenders may request a change in the definition of "GAAP", in which case the parties hereto shall negotiate in good faith with respect to an amendment of this Agreement implementing such change.

       "General Partners" means the Company's special general partner, Pride SGP, Inc., a Texas corporation, the Company's managing general partner, Pride Refining, Inc., a Texas corporation, and any other Person which holds or shall hold a general partner interest or similar interest in the Company.

       "Guarantee" means, with respect to the Company (or other specified Person):

              (ag)   any guarantee by the Company (or such
       specified
       Person) of the payment or performance of, or any contingent obligation by the Company (or such specified Person) in respect of, any Indebtedness or other obligation of any primary obligor;

              (ah) any other arrangement whereby credit is extended to a primary obligor on the basis of any promise or undertaking of the Company (or such specified Person), including any binding "comfort letter" or "keep well agreement" written by the Company (or such specified Person), to a creditor or prospective creditor of such primary obligor, to (i) pay the Indebtedness of such primary obligor, (ii) purchase an obligation owed by such primary obligor, (iii) pay for the purchase or lease of assets or services regardless of the actual delivery thereof or (iv) maintain the capital, working capital, solvency or general financial condition of such primary obligor;

              (ai)   any liability of the Company (or such
       specified
       Person), as a general partner of a partnership in respect of Indebtedness or other obligations of such partnership;

              (aj)   any liability of the Company (or such
       specified
       Person) as a joint venturer of a joint venture in respect of Indebtedness or other obligations of such joint venture;

              (ak)   any liability of the Company (or such
       specified
       Person) with respect to the tax liability of others as a member of a group (other than a group consisting solely of the Company and its Subsidiaries) that is consolidated for tax purposes; and

              (al) reimbursement obligations, whether contingent or matured, of the Company (or such specified Person) with respect to letters of credit, bankers acceptances, surety bonds, other financial guarantees and Interest Rate
       Protection Agreements,

in each case whether or not any of the foregoing are reflected on the balance sheet of the Company (or such specified Person) or in a footnote thereto; provided, however, that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The amount of any Guarantee and the amount of Indebtedness resulting from such Guarantee shall be the maximum amount that the guarantor may become obligated to pay in respect of the obligations (whether or not such obligations are outstanding at the time of computation).

       "Guarantee and Security Agreement" is defined in Section
5.1.4.

       "Guarantor" means each of the Company, each General Partner and each Subsidiary of the Company which is a party to, or which subsequently becomes a party to, the Guarantee and Security
Agreement as a Guarantor.

       "Hazardous Material" means any pollutant, toxic or hazardous material or waste, including any "hazardous substance" or "pollutant" or "contaminant" as defined in section 101(14) of CERCLA or any other Environmental Law or regulated as toxic or hazardous under RCRA or any other Environmental Law.

       "Hedged Eligible Inventory" means Eligible Inventory which has been hedged on the New York Mercantile Exchange, or otherwise in a manner satisfactory to the Agent.

       "Inactive Subsidiary" means any Subsidiary which conducts no business and in which the net Investment of the Company and its Subsidiaries is less than $10,000.

       "Indebtedness" means all obligations, contingent or otherwise, which in accordance with GAAP are required to be classified upon the balance sheet of the Company (or other specified Person) as liabilities, but in any event including (without duplication):

              (am)   borrowed money;

              (an) indebtedness evidenced by notes, debentures or similar instruments;

              (ao)   Capitalized Lease Obligations;

              (ap)   the deferred purchase price of assets,
       services
       or securities, including related noncompetition, consulting and stock repurchase obligations (other than ordinary trade accounts payable within six months after the incurrence thereof in the ordinary course of business);

              (aq) mandatory redemption or dividend rights on capital stock (or other equity);

              (ar) reimbursement obligations, whether contingent or matured, with respect to letters of credit, bankers acceptances, surety bonds, other financial guarantees and Interest Rate Protection Agreements (without duplication of other Indebtedness supported or guaranteed thereby);

              (as)   unfunded pension liabilities;

              (at) obligations that are immediately and directly due and payable out of the proceeds of or production from property;

              (au) liabilities secured by any Lien existing on property owned or acquired by the Company (or such specified Person), whether or not the liability secured thereby shall have been assumed; and

              (av) all Guarantees in respect of Indebtedness of others.

       "Indemnified Party" is defined in Section 9.2.

       "Initial Closing Date" means December 31, 1997 or such other date on or prior to December 31, 1997 agreed to by the Company and the Agent as the first Closing Date hereunder.

       "Intercreditor Agreement" means the Intercreditor and Agency Agreement dated as of the date hereof among the Agent, the Collateral Agent and Varde, as from time to time in effect.

       "Interest Rate Protection Agreement" means any interest rate swap, interest rate cap, interest rate hedge or other contractual arrangement that converts variable interest rates into fixed interest rates, fixed interest rates into variable interest rates or other similar arrangements.

       "Inventory" includes all "inventory" as defined in Section
9-109 of the Uniform Commercial Code as in effect in The
Commonwealth of Massachusetts, including without limitation all Eligible Inventory and Hedged Eligible Inventory.

       "Investment" means, with respect to the Company (or other specified Person):

              (aw) any share of capital stock, partnership or other equity interest, evidence of Indebtedness or other security issued by any other Person;

              (ax) any loan, advance or extension of credit to, or contribution to the capital of, any other Person;

              (ay)   any Guarantee of the Indebtedness of any other
       Person;

              (az) any acquisition of all, or any division or similar operating unit of, the business of any other Person or the assets comprising such business, division or unit;
       and

              (ba)   any other similar investment.

       The investments described in the foregoing clauses
(a) through (e) shall be included in the term "Investment" whether they are made or acquired by purchase, exchange, issuance of stock or other securities, merger, reorganization or any other method; provided, however, that the term "Investment" shall not include (i) trade and customer accounts receivable for property leased, goods furnished or services rendered in the ordinary course of business and payable on a current basis in accordance with customary trade terms, (ii) deposits, advances or prepayments to suppliers for property leased or licensed, goods furnished and services rendered in the ordinary course of business, (iii) advances to employees for relocation and travel expenses, drawing accounts and similar expenditures, (iv) stock or other securities acquired in connection with the satisfaction or enforcement of Indebtedness or claims due to the Company (or such specified Person) or as security for any such Indebtedness or claim or (v) demand deposits in banks or similar financial institutions.

       In determining the amount of outstanding Investments:

              (A) the amount of any Investment shall be the cost thereof minus any returns of capital in cash on such Investment (determined in accordance with GAAP without regard to amounts realized as income on such Investment);

              (B) the amount of any Investment in respect of a purchase described in clause (d) above shall include the amount of any Financing Debt assumed in connection with such purchase or secured by any asset acquired in such purchase (whether or not any Financing Debt is assumed) or for which any Person that becomes a Subsidiary is liable on the date on which the securities of such Person are acquired; and

              (C) no Investment shall be increased as the result of an increase in the undistributed retained earnings of the Person in which the Investment was made or decreased as a result of an equity interest in the losses of such Person.

       "Legal Requirement" means any present or future requirement imposed upon any of the Lenders or the Company and its Subsidiaries by any law, statute, rule, regulation, directive, order, decree or guideline (or any interpretation thereof by courts or administrative bodies) of the United States of America, or any jurisdiction in which any Eurodollar Office is located or any state or political subdivision of any of the foregoing, or by any board, governmental or administrative agency, central bank or monetary authority of the United States of America, any jurisdiction in which any Eurodollar Office is located or where the Company or any of its Subsidiaries owns property or conducts its business, or any political subdivision of any of the foregoing. Any such law, statute, rule, regulation, directive, order, decree, guideline or interpretation imposed on any of the Lenders not having the force of law shall be deemed to be a Legal Requirement for purposes of Section 3 if such Lender reasonably believes that compliance therewith is customary commercial practice.

       "Lender" means each of the Persons listed as lenders on the signature page hereto, including BankBoston in its capacity as a Lender and such other Persons who may from time to time own a Percentage Interest in the Credit Obligations, but the term
"Lender" shall not include any Credit Participant.

       "Lending Officer" means such individuals whom the Agent may designate by notice to the Company from time to time as an officer or employee who may receive telephone requests for extensions of credit under Sections 2.1.3 and 2.3.2.

       "Letter of Credit" is defined in Section 2.3.1.

       "Letter of Credit Exposure" means, at any date, the sum of
(a) the aggregate face amount of all drafts that may then or thereafter be presented by beneficiaries under all Letters of Credit then outstanding, plus (b) the aggregate face amount of all drafts that the Letter of Credit Issuer has previously accepted under Letters of Credit but has not paid.

       "Letter of Credit Issuer" means, for any Letter of Credit, BankBoston or, in the event BankBoston does not for any reason issue a requested Letter of Credit, another Lender selected by the Company to issue such Letter of Credit.

       "Leverage Ratio" means, as of the last day of any fiscal quarter of the Company, the ratio of (i) the Consolidated Financing Debt of the Company and its Subsidiaries less (but only to the extent included in Consolidated Financing Debt) the principal balance of the Varde Securities, the SGP Securities and the Revolving Loan outstanding as of such day to (ii) the Consolidated EBITDA for the period of four consecutive fiscal quarters ending on such day.

       "Lien" means, with respect to the Company (or any other specified Person):

              (bb) any lien, encumbrance, mortgage, pledge, charge or security interest of any kind upon any property or assets of the Company (or such specified Person), whether now owned or hereafter acquired, or upon the income or profits therefrom;

              (bc)   the acquisition of, or the agreement to
       acquire,
       any property or asset upon conditional sale or subject to any other title retention agreement, device or arrangement
       (including a Capitalized Lease);

              (bd) the sale, assignment, pledge or transfer for security of any accounts, general intangibles or chattel paper of the Company (or such specified Person), with or without recourse;

              (be) the transfer of any tangible property or assets for the purpose of subjecting such items to the payment of previously outstanding Indebtedness in priority to payment of the general creditors of the Company (or such specified Person); and

              (bf) the existence for a period of more than 120 consecutive days of any Indebtedness against the Company (or such specified Person) which if unpaid would by law or upon a Bankruptcy Default be given any priority over general creditors.

       "LIFO" is defined in Section 6.4.

       "Loan" means, collectively, the Revolving Loan and the Term
        Loan.

       "Managing General Partner" is defined in the first paragraph of this Agreement.

       "Margin Stock" means "margin stock" within the meaning of Regulation G, T, U or X of the Board of Governors of the Federal
Reserve System.

       "Material Adverse Change" means, since any specified date or from the circumstances existing immediately prior to the happening of any specified event, a material adverse change in
(a) the business, assets, financial condition, income or prospects of the Company (on an individual basis) or the Company and its Subsidiaries (on a Consolidated basis), whether as a result of (i) general economic conditions affecting the petroleum industry, (ii) difficulties in obtaining supplies and raw materials, (iii) fire, flood or other natural calamities, (iv) environmental pollution, (v) regulatory changes, judicial decisions, war or other governmental action or (vi) any other event or development, whether or not related to those enumerated above or (b) the ability of the Obligors taken as a whole to perform their collective obligations under the Credit Documents or (c) the rights and remedies of the Agent, the Collateral Agent and the Lenders under the Credit Documents.

       "Material Agreements" is defined in Section 7.2.2.

       "Maximum Amount of Revolving Credit" is defined in Section
2.1.3.

       "Maximum Amount of Revolving Credit Outstanding" is defined in Section 2.1.2.

       "Moody's" means Moody's Investors Service, Inc.

       "Multiemployer Plan" means any Plan that is a "multiemployer plan" as defined in section 4001(a)(3) of ERISA.

       "Net Asset Sale Proceeds" means the cash proceeds of the sale or disposition of assets (including by way of merger), and the cash proceeds of any insurance payments on account of the destruction or loss of property, by the Company or any of its Subsidiaries after the Initial Closing Date, net of (a) any Indebtedness permitted by Section 6.6.7 (purchase money Indebtedness and Capitalized Leases) secured by assets being sold in such transaction required to be paid from such proceeds, (b) income taxes that, as estimated by the Company in good faith, will be required to be paid by the Company or any of its Subsidiaries in cash as a result of, and within 16 months after, such sale or disposition, (c) reasonable reserves for liabilities resulting from the sale of assets and (d) all reasonable expenses of the Company or any of its Subsidiaries payable in connection with the sale or disposition; provided, however, that "Net Asset Sale Proceeds" shall not include:

              (i)     cash proceeds of asset sales permitted by
       Section 6.11.1;

              (ii)    cash proceeds of mergers permitted by Section
       6.11.2;

              (iii) cash proceeds that will be used to acquire replacement or other assets within 360 days after such sale, disposition, destruction or loss; provided, however, that if any amount in this clause (iii) is not actually used to acquire replacement or other assets within such 360-day period, such amount shall become Net Asset Sale Proceeds; and provided, further, that this clause (iii) shall not apply in the case of a sale or disposition of Refinery assets; or

              (iv)   the first $1,000,000 of such cash proceeds
       (determined on a cumulative basis) received by the Company and its Subsidiaries following the date hereof.

       "Net Debt Proceeds" means cash proceeds (net of reasonable out-of-pocket transaction fees and expenses) from the incurrence by any of the Pride Parties after the Initial Closing Date of Financing Debt other than Financing Debt permitted by Sections
6.6.1 (the Loan), 6.6.7 (purchase money Indebtedness and Capitalized Leases) and 6.6.9 (intercompany Indebtedness).

       "Net Equity Proceeds" means the cash proceeds (net of reasonable out-of-pocket fees and expenses) received by any of the Pride Parties in connection with any issuance by any of the Pride Parties after the Initial Closing Date of any shares of its common partnership units, preference partnership units or other capital stock, other equity interests or options, warrants or other purchase rights to acquire such capital stock or other equity interests to, or receipt of a capital contribution from, any Person (other than any Obligors or their officers, employees and directors).

       "Net Government Accounts Receivable" means Eligible Receivables owed by the United States government or any agency thereof, including without limitation the DFSC; provided that no account owed by any such party shall be included in Eligible Receivables or Net Government Accounts Receivable if, within 30 days following written request thereof from the Agent, the account debtor shall have failed to acknowledge the assignment of such account pursuant to and in full compliance with FACA.

       "Non-Discretionary Capital Expenditures" means Capital Expenditures incurred to maintain property, plant and equipment of the Company and its Subsidiaries in accordance with applicable environmental laws and other applicable regulations and all other Capital Expenditures that are not Discretionary Capital Expenditures.

       "Nonperforming Lender" is defined in Section 10.4.4.

       "Notes" means, collectively, the Revolving Notes and the Term Notes.

       "Obligor" means the Company, each other Guarantor and each other Person guaranteeing or providing collateral for the Credit
Obligations.

       "Offering Memorandum" is defined in Section 7.2.1.

       "Overdue Reimbursement Rate" means, at any date, the highest Applicable Rate then in effect.

       "Paid but Unexpired Letters of Credit" means, on any date, the excess, if any, of (a) the aggregate outstanding stated amount of all Letters of Credit established by the Agent or any Revolving Lender in connection with the purchase of crude oil or refined petroleum product for resale minus (b) the aggregate outstanding amounts paid or payable by the Company to the suppliers of such crude oil or refined petroleum product in connection with such purchase.

       "Payment Date" means (a) the last Banking Day of each March, June, September and December, beginning on the first such date after the Initial Closing Date and (b) the Final Maturity Date.

       "PBGC" means the Pension Benefit Guaranty Corporation or any successor entity.

       "Percentage Interest" means, with respect to any Lender, the Commitment of such Lender with respect to the respective portions of the Revolving Loan and Letter of Credit Exposure or, as the case may be, the Term Loan. For purposes of determining votes or consents by the Lenders, the Percentage Interest of any Lender shall be computed as follows: (a) at all times when no Event of Default under Section 8.1.1 and no Bankruptcy Default exists, the ratio that the respective Revolving Commitment or Term Commitment of such Lender bears to the total Revolving Commitments or Term Commitments, as the case shall be, of all Lenders as from time to time in effect and reflected in the Register, and (b) at all other times, the ratio that the respective amounts of the outstanding Revolving Loan and Letter of Credit Exposure or the outstanding Term Loan owing to such Lender bear to the total outstanding Revolving Loan and Letter of Credit Exposure or Term Loan, as the case shall be, owing to all Lenders.

       "Performing Lender" is defined in Section 10.4.4.

       "Person" means any present or future natural person or any corporation, association, partnership, joint venture, limited liability, joint stock or other company, business trust, trust, organization, business or government or any governmental agency or political subdivision thereof.

       "PIK Interest" means any accrued interest payments on Financing Debt (including without limitation the Varde Securities and the SGP Securities included in Financing Debt) that are postponed or made through the issuance of "payment-in-kind" notes or other similar securities (including book-entry accrual with respect to such postponed interest payments), all in accordance with the terms of such Financing Debt; provided, however, that in no event shall PIK Interest include payments made with cash or Cash Equivalents.

       "Plan" means, at any date, any pension benefit plan subject to Title IV of ERISA maintained, or to which contributions have been made or are required to be made, by any ERISA Group Person within six years prior to such date.

       "Pledged Accounts" means each depository account of the Company subject to a security in favor of the Collateral Agent pursuant to a Pledge of Deposit Agreement and, if applicable, an Agency Account Agreement.

       "Pledge of Deposit Agreement" means each agreement by an Obligor in favor of the Collateral Agent creating a security interest in a deposit account of such Obligor, substantially in the form of Exhibit 5.1.5(a) hereto.

       "Pre-approved Receivables" means Eligible Receivables and Uninvoiced Receivables which are pre-approved by the Agent and are owed by an account debtor (i) which is considered to be a "major oil company", as determined by the Required Revolving Lenders, (ii) whose unsecured, unenhanced debt is rated investment grade by either Moody's or S&P, (iii) whose account receivable owing to the Company is guaranteed by any entity whose unsecured, unenhanced debt is rated investment grade by either Moody's or S&P or (iv) whose account receivable owing to the Company is secured by a letter of credit of an Acceptable Issuer.

       "Pride Parties" means the Company, the General Partners and the Subsidiaries of the Company.

       "Pride SGP Subordination Agreement" is defined in Section
5.1.7.

       "Prior Credit Agreement" means that certain Fifth Restated and Amended Credit Agreement among the Pride Parties and
NationsBank of Texas, N.A. and Bank One of Texas, N.A., dated as of August 13, 1996, as amended.

       "Ranger Pipeline" means that certain pipeline extending from Comyn, Texas to Ranger, Texas.

       "RCRA" means the federal Resource Conservation and Recovery Act, 42 U.S.C. Section 690, et seq.

       "Reference Lender" means BankBoston.

       "Refinery" means that certain refinery known as the Pride
Refinery, located in Jones County, Texas.

       "Refinery Conversion Date" is defined in Section 5.3.3.

       "Refinery Deed of Trust" means the Deed of Trust (with Security Agreement and Assignment of Rents and Leases) dated as of December 24, 1997 from the Company and the Managing General Partner to certain trustees for the benefit of the Collateral Agent, relating to the Refinery.

       "Register" is defined in Section 11.1.3.

       "Related Fund" means, with respect to any Lender that is a fund that invests in senior bank loans, any other fund that invests in senior bank loans and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

       "Replacement Lender" is defined in Section 11.3.

       "Required Lenders" means, with respect to any approval, consent, modification, waiver or other action to be taken by the Agent, the Collateral Agent or the Lenders under the Credit Documents which require action by the Required Lenders, both of
(a) the Required Revolving Lenders and (b) the Required Term Lenders; provided, however, that with respect to any matters referred to in the proviso to Section 15.1, Required Lenders means such Lenders as own at least the respective portions of the Percentage Interests required by Section 15.1.

       "Required Revolving Lenders" means such Revolving Lenders as own at least two-thirds of the Percentage Interests in the Revolving Commitments or, if clause (b) of the definition of "Percentage Interest" applies, in the outstanding Revolving Loan and Letter of Credit Exposure.

       "Required Term Lenders" means such Term Lenders as own at least two-thirds of the Percentage Interests in the Term
Commitments or, if clause (b) of the definition of "Percentage
Interest" applies, in the outstanding Term Loan.

       "Restructuring Agreement" means the Restructuring and Override Agreement dated as of December 30, 1997 among the Company, the Managing General Partner, the Special General
Partner and Varde.

       "Revolving Commitment" means a Commitment to extend
Revolving Loans under Section 2.1 and to issue or participate in Letters of Credit under Section 2.3.

       "Revolving Lender" means each Lender which has in effect a Revolving Commitment, holds a portion of the Revolving Loan or is the issuer of or a participant in a Letter of Credit.

       "Revolving Loan" is defined in Section 2.1.5.

       "Revolving Notes" is defined in Section 2.1.5.

       "S&P" means Standard & Poor's, a division of The McGraw Hill Companies, Inc.

       "Securities Act" means the federal Securities Act of 1933.

       "Security Documents" means, collectively, each document creating or evidencing a Lien securing any of the Credit Obligations, including specifically but without limitation the Guarantor and Security Agreement, each Pledge of Deposit Agreement, each Agency Account Agreement, each Deed of Trust and each three-party agreement described in the definition of "Eligible Margin Deposits" herein. All references to any Security Document shall mean such Security Document as at the time supplemented or amended in accordance with the terms thereof.

       "SGP Securities" means the Indebtedness of the Company to the Special General Partner and the Series D Preferred Units of the Company more fully described in Exhibit 5.1.9.

       "Shared Proceeds" is defined in Section 8.5.

       "Special General Partner" is defined in the first paragraph of this Agreement.

       "Stage 3 Closing Date" has the meaning provided in the Varde Credit Agreement as in effect on the date hereof.

       "Subordinated Debt" means the Varde Securities and the SGP
Securities which constitute Financing Debt.

       "Subsidiary" means any Person of which the Company (or other specified Person) shall at the time, directly or indirectly through one or more of its Subsidiaries, (a) own at least 50% of the outstanding capital stock (or other shares of beneficial interest) entitled to vote generally, (b) hold at least 50% of the partnership, joint venture or similar interests or (c) be a general partner or joint venturer.

       "Syndication Agent" means BancBoston Securities Inc., a
Delaware corporation.

       "Tax" means any present or future tax, levy, duty, impost, deduction, withholding or other charges of whatever nature at any time required by any Legal Requirement (a) to be paid by any Lender or (b) to be withheld or deducted from any payment otherwise required hereby to be made to any Lender, in each case on or with respect to its obligations hereunder, the Loan, any payment in respect of the Credit Obligations or any Funding Liability not included in the foregoing; provided, however, that the term "Tax" shall not include taxes imposed upon or measured by the net income of such Lender (other than withholding taxes) or franchise taxes that are imposed in lieu of income taxes.

       "Term Asset Security" means Credit Security other than
Current Asset Security.

       "Term Asset Subaccount" is defined in Section 8.5.

       "Term Commitment" means a Commitment to extend a portion of the Term Loan under Section 2.2.

       "Term Lender" means each Lender which has in effect a Term
Commitment or holds a portion of the Term Loan.

       "Term Loan" is defined in Section 2.2.1.

       "Term Loan Closing Date" means the date on which any extension of credit is made pursuant to Section 2.2.

       "Term Loan Commitment Amount" is defined in Section 2.2.1.

       "Term Note" is defined in Section 2.2.3.

       "Terminals Deed of Trust" means the Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of December 24, 1997 from the Company, the Managing General
Partner and the Special General Partner to certain trustees for the benefit of the Collateral Agent, relating to certain terminals and other real property.

       "Texaco Supply Contract" is defined in Section 5.1.20.

       "Texas Plains Deed of Trust" means the Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of December 24, 1997 from the Company and Pride Borger, Inc. (as successor in interest to Pride Texas Plains, L.P.) in favor of the Collateral Agent, covering the interests of the Company and Pride Borger, Inc. in the Texas Plains pipeline.

       "TNRCC" is defined in Section 2.4.3.

       "Uniform Customs and Practice" is defined in Section 2.3.6.

       "Uninvoiced Receivables" means, on any date, the aggregate amount owing to the Company in respect of deliveries and exchange deliveries made in the ordinary course of business during the current calendar month which have not yet been invoiced to the customer or recorded as accounts receivable on the books of the Company, less any and all reserves, offsets, counterclaims or contras in respect thereof, which owed amounts (if deemed to be accounts receivable as of such date) would constitute Eligible Receivables.

       "United States Funds" means such coin or currency of the United States of America as at the time shall be legal tender therein for the payment of public and private debts.

       "Varde" means Varde Partners, Inc., a Delaware corporation.

       "Varde Credit Agreement" means that certain Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997, among the Company, the General Partners, Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Varde.

       "Varde Securities" means (i) the Indebtedness of the Company to Varde (excluding the Varde Term Loan and any interest accrued thereon) and (ii) the Series B, C and D Preferred Units of the Company or the New Preferred Unit A, New Preferred Unit B and New Preferred Unit C, as the case may be, each as more fully described in the Restructuring Agreement and in Exhibit 5.1.9.

       "Varde Subordination Agreement" is defined in Section 5.1.7.

       "Varde Term Loan" means the Series A-1 Term Loan extended by Varde to the Company on or before the Initial Closing Date in the principal amount of $20,000,000 under the Varde Credit Agreement.

       "Wholly Owned Subsidiary" means any Subsidiary of which all of the outstanding capital stock (or other shares of beneficial interest) entitled to vote generally (other than directors' qualifying shares and, in the case of Foreign Subsidiaries, shares required by Legal Requirements to be held by foreign nationals) is owned by the Company (or other specified Person) directly, or indirectly through one or more Wholly Owned
Subsidiaries.

2.     The Credits.

       2.1.   Revolving Credit.

              2.1.1. Revolving Loan. Subject to all the terms and conditions of this Agreement and so long as no Default exists, from time to time on and after the Initial Closing Date and prior to the Final Maturity Date the Revolving Lenders will, severally in accordance with their respective Revolving Commitments, make loans to the Company in such amounts as may be requested by the Company in accordance with Section 2.1.4. The sum of the aggregate principal amount of loans made under this Section 2.1.1 at any one time outstanding shall in no event exceed $10,000,000. The sum of the aggregate principal amount of loans made under this Section 2.1.1 at any one time outstanding plus the Letter of Credit Exposure shall in no event exceed the Maximum Amount of Revolving Credit Outstanding. In no event will the principal amount of loans at any one time outstanding made by any Revolving Lender pursuant to this
       Section 2.1, together with such Revolving Lender's Percentage Interest in the Letter of Credit Exposure, exceed the Revolving Commitment of such Revolving Lender.

              2.1.2.   Maximum Amount of Revolving Credit
       Outstanding. The term "Maximum Amount of Revolving Credit Outstanding" means, on any date, the lesser of (a) the Maximum Amount of Revolving Credit and (b) the Borrowing Base most recently required to be and actually reported to the Revolving Lenders pursuant to Section 6.4.

              2.1.3. Maximum Amount of Revolving Credit. The term
       "Maximum Amount of Revolving Credit" means the lesser of (a) $65,000,000 or (b) the amount (in an integral multiple of $1,000,000) to which the then applicable amount set forth in clause (a) shall have been irrevocably reduced from time to time by notice from the Company to the Agent.

              2.1.4. Borrowing Requests. The Company may from time to time request a loan under Section 2.1.1 by providing to the Agent a notice (which may be given by a telephone call received by a Lending Officer if promptly confirmed in writing). Such notice must be not later than noon (Boston time) on the Banking Day constituting the requested Closing Date (third Banking Day if any portion of such loan will be subject to a Eurodollar Pricing Option on the requested Closing Date) prior to the requested Closing Date for such loan. The notice must specify (a) the amount of the requested loan, which shall be not less than $250,000 and an integral multiple of $50,000 and (b) the requested Closing Date therefor, which shall be a Banking Day, and shall be accompanied by a calculation of the amount available to be borrowed under Section 2.1.1 based on the most recent calculation of the Borrowing Base and on the Letter of Credit Exposure and the balance of the Revolving Loan as in effect on the requested Closing Date. Upon receipt of such notice, the Agent will promptly inform each other Revolving Lender (by telephone or otherwise). Each such loan will be made on the requested Closing Date at the Boston Office by depositing the amount thereof to the general account of the Company with the Agent. In connection with each such loan, the Company shall furnish to the Agent a certificate in substantially the form of Exhibit 5.2.1.

              2.1.5. Revolving Notes. The aggregate principal amount of the loans outstanding from time to time under this
       Section 2.1 is referred to as the "Revolving Loan". The Agent shall keep a record of the Revolving Loan as part of the Register. The Revolving Loan shall be deemed owed to each Revolving Lender severally in accordance with such Revolving Lender's Percentage Interest therein, and all payments thereon shall be for the account of each Revolving Lender in accordance with its Percentage Interest therein. The Company's obligations to pay each Revolving Lender's Percentage Interest in the Revolving Loan shall be evidenced by a separate note of the Company in substantially the form of Exhibit 2.1.5 (the "Revolving Notes"), payable to each Revolving Lender in accordance with such Revolving Lender's Percentage Interest in the Revolving Loan.

       2.2.   Term Credit.

              2.2.1. Term Loan. Subject to all the terms and conditions of this Agreement and so long as no Default exists, on the Term Loan Closing Date the Term Lenders will, in accordance with their respective Term Commitments, severally lend to the Company as a term loan, an amount equal to the Term Loan Commitment Amount; provided, however, that if each of the conditions to the advances of the Term Loan shall not have been satisfied, and the Term Loan advanced, on or prior to June 30, 1998, then the obligation hereunder of the Term Lenders to advance the Term Loan shall expire and the Term Loan Commitments shall be of no further force and effect. The term "Term Loan Commitment Amount" means the least of (a) $21,000,000 minus any scheduled required prepayments provided for in Section 4.2, (b) the amount to which such figure shall have been reduced by operation of Section 4.3.6 and (c) such lesser amount (in an integral multiple of $100,000) to which the then applicable amount set forth in clause (a) or (b) shall have been irrevocably reduced from time to time by notice from the Company to the Agent. The aggregate principal amount of the loans made pursuant to this Section 2.2.1 at any one time outstanding is referred to as the "Term Loan".

              2.2.2. Term Loan Borrowing Request. The Company may request that the Term Loan be advanced under Section 2.2.1 by providing to the Agent a notice in writing not later than noon (Boston time) on the second Banking Day, (third Banking Day if any portion of the Term Loan will be subject to a Eurodollar Pricing Option on the requested Term Loan Closing
       Date) prior to the requested Term Loan Closing Date. The notice shall (a) specify (i) the requested amount of the Term Loan and (ii) the requested Term Loan Closing Date, which shall be a Banking Day, and (b) direct that the Agent advance a portion of such amount equivalent to the outstanding principal amount of the Varde Term Loan and accrued and unpaid interest thereon directly to Varde at its Payment Office (as defined in the Varde Credit Agreement) to be applied to payment in full of the Varde Term Loan. Upon receipt of such notice the Agent will promptly inform each Term Lender (by telephone or otherwise). The Term Loan will be made at the Boston Office by advancing by wire transfer in immediately available funds to Varde as provided in clause (b) above the amount specified therein and by advancing the remainder thereof to the general account of the Company with the Agent. In connection with the Term Loan Borrowing Request, the Company shall furnish to the Agent a certificate in substantially the form of Exhibit 5.3.1.

              2.2.3. Term Notes. The Term Loan shall be made at the Boston Office by crediting the amount of such loan to the general account of the Company with the Agent against delivery to the Agent of the separate term notes of the Company (the "Term Notes") payable to the respective Term Lenders. The Term Note issued to each Term Lender shall be in a principal amount equal to such Term Lender's Percentage Interest in the Term Loan, and shall be in substantially the form of Exhibit 2.2.3.

       2.3.   Letters of Credit.

              2.3.1. Issuance of Letters of Credit. Subject to all the terms and conditions of this Agreement and so long as no
       Default exists, from time to time on and after the Initial Closing Date and prior to the Final Maturity Date, the Letter of Credit Issuer will issue for the account of the Company one or more irrevocable documentary or standby letters of credit (the "Letters of Credit"). The sum of Letter of Credit Exposure plus the Revolving Loan shall in no event exceed the Maximum Amount of Revolving Credit Outstanding.

              2.3.2. Requests for Letters of Credit. The Company may from time to time request a Letter of Credit to be issued by providing to the Letter of Credit Issuer (and the Agent if the Letter of Credit Issuer is not the Agent) a notice which is actually received not less than three Banking Days prior to the requested Closing Date for such Letter of Credit specifying (a) the amount of the requested Letter of Credit, (b) the beneficiary thereof, (c) the requested Closing Date and (d) the principal terms of the text for such Letter of Credit and shall be accompanied by a calculation of the amount of Letters of Credit available to be issued under Section 2.3.1 based on the most recent calculation of the Borrowing Base and on the Letter of Credit Exposure and the balance of the Revolving Loan as in effect on the requested Closing Date. Each Letter of Credit will be issued by forwarding it to the Company or to such other Person as directed in writing by the Company. In connection with the issuance of any Letter of Credit, the Company shall furnish to the Letter of Credit Issuer (and the Agent if the Letter of Credit Issuer is not the Agent) a certificate in substantially the form of Exhibit 5.2.1 and any customary application forms required by the Letter of Credit Issuer. In the event of any inconsistency between such application forms and this Agreement, this Agreement shall govern.

              2.3.3. Form and Expiration of Letters of Credit. Each Letter of Credit issued under this Section 2.3 and each draft accepted or paid under such a Letter of Credit shall be issued, accepted or paid, as the case may be, by the Letter of Credit Issuer at its principal office. No Letter of Credit shall provide for the payment of drafts drawn thereunder, and no draft shall be payable, at a date which is later than the earlier of (a) the date 70 days after the date of issuance or (b) five Banking Days prior to the Final Maturity Date; provided, however, that (i) with respect to Letters of Credit issued for the benefit of working interest lease operators, the period provided in clause (a) above shall be extended to 90 days, and (ii) with respect to Letters of Credit not exceeding $1,000,000 in aggregate stated amount at any time outstanding, the period provided in clause (a) above shall be extended to one year. Each Letter of Credit and each draft accepted under a Letter of Credit shall be in such form and minimum amount, and shall contain such terms, as the Letter of Credit Issuer and the Company may agree upon at the time such Letter of Credit is issued.

              2.3.4. Revolving Lenders' Participation in Letters of Credit. Upon the issuance of any Letter of Credit, a participation therein, in an amount equal to each Revolving Lender's Percentage Interest in the stated amount of such Letter of Credit, shall automatically be deemed granted by the Letter of Credit Issuer to each such Revolving Lender on the date of such issuance and such Revolving Lenders shall automatically be obligated, as set forth in Section 10.4, to reimburse the Letter of Credit Issuer to the extent of such respective Percentage Interests for all obligations incurred by the Letter of Credit Issuer to third parties in respect of such Letter of Credit not reimbursed by the Company. The Letter of Credit Issuer will send to each Revolving Lender (and the Agent if the Letter of Credit Issuer is not the Agent) a confirmation regarding the participations in Letters of Credit outstanding during such month.

              2.3.5. Reimbursement of Payment. At such time as a Letter of Credit Issuer makes any payment on a draft presented or accepted under a Letter of Credit, the Company will on demand pay to the Agent in immediately available funds the amount of such payment. Unless the Company shall otherwise pay to the Agent the amount required by the foregoing sentence, such amount shall be considered a loan under Section 2.1.1 and part of the Revolving Loan as if the Company had paid in full the amount required with respect to the Letter of Credit by borrowing such amount under Section
       2.1.1 to the extent such amount does not cause the Revolving Loan to exceed $10,000,000 and the sum of the Revolving Loan and the Letter of Credit Exposure to exceed the Maximum Amount of Revolving Credit Outstanding.

              2.3.6. Uniform Customs and Practice. The Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500, and any subsequent revisions thereof approved by a Congress of the International Chamber of Commerce and adhered to by the Letter of Credit Issuer (the "Uniform Customs and Practice"), shall be binding on the Company and the Letter of Credit Issuer except to the extent otherwise provided herein, in any Letter of Credit or in any other Credit Document. Anything in the Uniform Customs and Practice to the contrary notwithstanding:

              (a) Neither the Company nor any beneficiary of any Letter of Credit shall be deemed an agent of any Letter of Credit Issuer.

              (b) With respect to each Letter of Credit, neither the Letter of Credit Issuer nor its correspondents shall be responsible for or shall have any duty to ascertain (unless the Letter of Credit Issuer or such correspondent is grossly negligent or willful in failing so to ascertain):

              (i)   the genuineness of any signature or the
       validity,
       form, sufficiency, accuracy, genuineness or legal effect of any endorsements;

              (ii) delay in giving, or failure to give, notice of arrival, notice of refusal of documents or of discrepancies in respect of which any Letter of Credit Issuer refuses the documents or any other notice, demand or protest;

              (iii) the performance by any beneficiary under any Letter of Credit of such beneficiary's obligations to the Company;

              (iv) inaccuracy in any notice received by the Letter of Credit Issuer;

              (v) the validity, form, sufficiency, accuracy, genuineness or legal effect of any instrument, draft, certificate or other document required by such Letter of Credit to be presented before payment of a draft if such instrument, draft, certificate or other document appears on its face to comply with the requirements of the Letter of Credit, or the office held by or the authority of any Person signing any of the same; or

              (vi)   failure of any instrument to bear any
       reference
       or adequate reference to such Letter of Credit, or failure of any Person to note the amount of any instrument on the reverse of such Letter of Credit or to surrender such Letter of Credit or to forward documents in the manner required by such Letter of Credit.

              (c) Except insofar as a particular Letter of Credit contains express, contrary instructions, the Letter of Credit Issuer may honor as complying with the terms of any Letter of Credit and with this Agreement any drafts or other documents otherwise in order signed or issued by an administrator, executor, conservator, trustee in bankruptcy, debtor in possession, assignee for benefit of creditors, liquidator, receiver or other legal representative of the party authorized under such Letter of Credit to draw or issue such drafts or other documents.

              (d) The occurrence of any of the events referred to in the Uniform Customs and Practice or in the preceding clauses of this Section 2.3.6 shall not affect or prevent the vesting of any of the Letter of Credit Issuer's rights or powers hereunder or the Company's obligation to make reimbursement of amounts paid under any Letter of Credit or any draft accepted thereunder.

              (e) The Company will promptly examine (i) each Letter of Credit (and any amendments thereof) sent to it by the Letter of Credit Issuer and (ii) all instruments and documents delivered to it from time to time by the Letter of Credit Issuer. The Company will notify the Letter of Credit Issuer of any claim of noncompliance by notice actually received within one Banking Day after receipt of any of the foregoing documents, the Company being conclusively deemed to have waived any such claim against such Letter of Credit Issuer and its correspondents unless such notice is given. The Letter of Credit Issuer shall have no obligation or responsibility to send any such Letter of Credit or any such instrument or document to the Company.

              (f) In the event of any conflict between the provisions of this Agreement and the Uniform Customs and Practice, the provisions of this Agreement shall govern.

              DY\WPD   Subrogation.  Upon any payment by a Letter
       of Credit Issuer under any Letter of Credit and until the reimbursement of such Letter of Credit Issuer by the Company with respect to such payment, the Letter of Credit Issuer shall be entitled to be subrogated to, and to acquire and retain, the rights which the Person to whom such payment is made may have against the Company, all for the benefit of the Revolving Lenders. The Company will take such action as the Letter of Credit Issuer may reasonably request, including requiring the beneficiary of any Letter of Credit to execute such documents as the Letter of Credit Issuer may reasonably request, to assure and confirm to the Letter of Credit Issuer such subrogation and such rights, including the rights, if any, of the beneficiary to whom such payment is made in accounts receivable, inventory and other properties and assets of any Obligor.

              2.3.8. Modification, Consent, etc. If the Company requests or consents in writing to any modification or extension of any Letter of Credit, or waives any failure of any draft, certificate or other document to comply with the terms of such Letter of Credit, and if the Letter of Credit Issuer consents thereto, the Letter of Credit Issuer shall be entitled to rely on such request, consent or waiver.
       This Agreement shall be binding upon the Company with respect to such Letter of Credit as so modified or extended, and with respect to any action taken or omitted by such Letter of Credit Issuer pursuant to any such request, consent or waiver.

       2.4.   Application of Proceeds.

              2.4.1. Revolving Loan. Subject to Section 2.4.4, the Company will apply the proceeds of the Revolving Loan for working capital requirements of the Company and its Subsidiaries.

              2.4.2.   Term Loan.  The Company will apply the
       proceeds of the Term Loan to refinance the Varde Term Loan and for working capital requirements of the Company and its Subsidiaries.

              2.4.3. Letters of Credit. Letters of Credit shall be issued only to support the Company's purchase or exchange of crude oil and petroleum products, to support certain contingent obligations of the Company to the Texas Natural Resources Conservation Commission (the "TNRCC") and for general working capital requirements of the Company and its Subsidiaries.

              2.4.4. Specifically Prohibited Applications. The Company will not, directly or indirectly, apply any part of the proceeds of any extension of credit made pursuant to the Credit Documents to purchase or to carry Margin Stock or to any transaction prohibited by the Credit Documents or by Legal Requirements applicable to the Lenders.

       2.5. Nature of Obligations of Lenders to Make Extensions of Credit. The Lenders' obligations to extend credit under this Agreement are several and are not joint or joint and several. If on any Closing Date any Lender shall fail to perform its obligations under this Agreement, the aggregate amount of Commitments to make the extensions of credit under this Agreement shall be reduced by the amount of unborrowed Commitment of the Lender so failing to perform and the Percentage Interests shall be appropriately adjusted. Lenders that have not failed to perform their obligations to make the extensions of credit contemplated by Section 2 may, if any such Lender so desires, assume, in such proportions as such Lenders may agree, the obligations of any Lender who has so failed and the Percentage Interests shall be appropriately adjusted. The provisions of this Section 2.5 shall not affect the rights of the Company against any Lender failing to perform its obligations hereunder.

3.     Interest; Eurodollar Pricing Options; Fees.

       3.1. Interest. The Loan shall accrue and bear interest at a rate per annum which shall at all times equal the Applicable Rate. Prior to any stated or accelerated maturity of the Loan, the Company will, on the last day of each calendar month, pay the accrued and unpaid interest on the portion of the Loan which was not subject to a Eurodollar Pricing Option. On the last day of each Eurodollar Interest Period or on any earlier termination of any Eurodollar Pricing Option, the Company will pay the accrued and unpaid interest on the portion of the Loan which was subject to the Eurodollar Pricing Option which expired or terminated on such date. In the case of any Eurodollar Interest Period longer than three months, the Company will also pay the accrued and unpaid interest on the portion of the Loan subject to the Eurodollar Pricing Option having such Eurodollar Interest Period at three-month intervals, the first such payment to be made on the last Banking Day of the three-month period which begins on the first day of such Eurodollar Interest Period. On the stated or any accelerated maturity of the Loan, the Company will pay all accrued and unpaid interest on the Loan, including any accrued and unpaid interest on any portion of the Loan which is subject to a Eurodollar Pricing Option. Upon the occurrence and during the continuance of an Event of Default, the Lenders may require accrued interest to be payable on demand or at regular intervals more frequent than each Payment Date. All payments of interest hereunder shall be made to the Agent for the account of each Lender in accordance with such Lender's Percentage Interest therein.

       3.2.   Eurodollar Pricing Options.

              3.2.1. Election of Eurodollar Pricing Options. Subject to all of the terms and conditions hereof and so long as no Default exists, the Company may from time to time, by irrevocable notice to the Agent actually received by noon (Boston time) not less than three Banking Days prior to the commencement of the Eurodollar Interest Period selected in such notice, elect to have such portion of the Loan as the Company may specify in such notice accrue and bear interest during the Eurodollar Interest Period so selected at the Applicable Rate computed on the basis of the Eurodollar Rate. In the event the Company at any time does not elect a Eurodollar Pricing Option under this Section
       3.2.1 for any portion of the Loan (upon termination of a Eurodollar Pricing Option or otherwise), then such portion of the Loan will accrue and bear interest at the Applicable Rate based on the Base Rate. A single Eurodollar Option may include any portion of the Revolving Loan or Term Loan designated by the Company in the notice referred to above so long as the Percentage Interests of the Lenders are the same for each such Tranche so included. No election of a Eurodollar Pricing Option shall become effective:

              (a) if, prior to the commencement of any such Eurodollar Interest Period, the Agent determines that
       (i) the electing or granting of the Eurodollar Pricing Option in question would violate a Legal Requirement,
       (ii) Eurodollar deposits in an amount comparable to the principal amount of the Loan as to which such Eurodollar Pricing Option has been elected and which have a term corresponding to the proposed Eurodollar Interest Period are not readily available in the inter-bank Eurodollar market, or (iii) by reason of circumstances affecting the inter-bank Eurodollar market, adequate and reasonable methods do not exist for ascertaining the interest rate applicable to such deposits for the proposed Eurodollar Interest Period; or

              (b) if the Required Lenders shall have advised the Agent by telephone or otherwise at or prior to noon (Boston time) on the second Banking Day prior to the commencement of such proposed Eurodollar Interest Period (and shall have subsequently confirmed in writing) that, after reasonable efforts to determine the availability of such Eurodollar deposits, the Required Lenders reasonably anticipate that Eurodollar deposits in an amount equal to the Percentage Interest of the Required Lenders in the portion of the Loan as to which such Eurodollar Pricing Option has been elected and which have a term corresponding to the Eurodollar Interest Period in question will not be offered in the Eurodollar market to the Required Lenders at a rate of interest that does not exceed the anticipated Eurodollar Basic Rate.

              3.2.2. Notice to Lenders and Company. The Agent will promptly inform each Lender (by telephone or otherwise) of each notice received by it from the Company pursuant to
       Section 3.2.1 and of the Eurodollar Interest Period specified in such notice. Upon determination by the Agent of the Eurodollar Rate for such Eurodollar Interest Period or in the event such election shall not become effective, the Agent will promptly notify the Company and each Lender (by telephone or otherwise) of the Eurodollar Rate so determined or why such election did not become effective, as the case may be.

              DATA51   Selection of Eurodollar Interest Periods.
       Eurodollar Interest Periods shall be selected so that:

              (a) the minimum portion of the Loan subject to any Eurodollar Pricing Option shall be $1,000,000 and an integral multiple of $1,000,000;

              (b) no more than six Eurodollar Pricing Options shall be outstanding at any one time;

              (c) a portion of the Term Loan equal to or greater than the amount of each mandatory prepayment required by
       Section 4.2 shall not be subject to a Eurodollar Pricing Option on the date such mandatory prepayment is required to be made;

              (d) no Eurodollar Interest Period shall expire later than the Final Maturity Date; and

              (e) prior to the date the Agent informs the Company that the proposed syndication of the credit facilities provided hereby will close, no Eurodollar Interest Period shall be selected with respect to the Revolving Loan except with the written consent of the Agent. The Company and the Agent shall confer about the appropriate scheduling of the selection of Eurodollar Interest Periods to facilitate the anticipated syndication of the credit facilities provided herein to other Lenders.

              3.2.4. Additional Interest. If any portion of the Loan subject to a Eurodollar Pricing Option is repaid, or any Eurodollar Pricing Option is terminated for any reason (including acceleration of maturity), on a date which is prior to the last Banking Day of the Eurodollar Interest Period applicable to such Eurodollar Pricing Option, the Company will pay to the Agent for the account of each Lender in accordance with such Lender's Percentage Interest, in addition to any amounts of interest otherwise payable hereunder, an amount equal to the present value (calculated in accordance with this Section 3.2.4) of interest for the unexpired portion of such Eurodollar Interest Period on the portion of the Loan so repaid, or as to which a Eurodollar Pricing Option was so terminated, at a per annum rate equal to the excess, if any, of (a) the rate applicable to such Eurodollar Pricing Option minus (b) the rate of interest obtainable by the Agent upon the purchase of debt securities customarily issued by the Treasury of the United States of America which have a maturity date approximating the last Banking Day of such Eurodollar Interest Period. The present value of such additional interest shall be calculated by discounting the amount of such interest for each day in the unexpired portion of such Eurodollar Interest Period from such day to the date of such repayment or termination at a per annum interest rate equal to the interest rate determined pursuant to clause (b) of the preceding sentence, and by adding all such amounts for all such days during such period. The determination by the Agent of such amount of interest shall, in the absence of manifest error, be conclusive. For purposes of this Section 3.2.4, if any portion of the Loan which was to have been subject to a Eurodollar Pricing Option is not outstanding on the first day of the Eurodollar Interest Period applicable to such Eurodollar Pricing Option other than for reasons described in Section 3.2.1 or as a result of the failure of any Lender to perform its obligations under Section 2, the Company shall be deemed to have terminated such Eurodollar Pricing Option.

              3.2.5. Violation of Legal Requirements. If any mandatory Legal Requirement shall prevent any Lender from funding or maintaining through the purchase of deposits in the interbank Eurodollar market any portion of the Loan subject to a Eurodollar Pricing Option or otherwise from giving effect to such Lender's obligations as contemplated by Section 3.2, (a) the Agent may by notice to the Company terminate all of the affected Eurodollar Pricing Options,
       (b) the portion of the Loan subject to such terminated Eurodollar Pricing Options shall immediately bear interest thereafter at the Applicable Rate computed on the basis of the Base Rate and (c) the Company shall make any payment required by Section 3.2.4.

              3.2.6. Funding Procedure. The Lenders may fund any portion of the Loan subject to a Eurodollar Pricing Option out of any funds available to the Lenders. Regardless of the source of the funds actually used by any of the Lenders to fund any portion of the Loan subject to a Eurodollar Pricing Option, however, all amounts payable hereunder, including the interest rate applicable to any such portion of the Loan and the amounts payable under Sections 3.2.4 and 3.5, shall be computed as if each Lender had actually funded such Lender's Percentage Interest in such portion of the Loan through the purchase of deposits in such amount of the type by which the Eurodollar Basic Rate was determined with a maturity the same as the applicable Eurodollar Interest Period relating thereto and through the transfer of such deposits from an office of the Lender having the same location as the applicable Eurodollar Office to one of such Lender's offices in the United States of America.

       3.3.   Commitment Fees.

              3.3.1. Revolving Commitments. In consideration of the Revolving Lenders' commitments to make the extensions of credit provided for in Sections 2.1 and 2.3, while such commitments are outstanding, the Company will pay to the Agent for the account of the Revolving Lenders in accordance with the Revolving Lenders' respective Revolving Commitments, on each Payment Date, an amount equal to interest computed at the rate of 0.50% per annum on the amount by which (a) the daily Maximum Amount of Revolving Credit during the three-month period or portion thereof ending on such Payment Date exceeded (b) the sum of (i) the daily Revolving Loan during such period or portion thereof plus (ii) the daily Letter of Credit Exposure during such period or portion thereof; provided, however, that the first such payment shall be for the period beginning on the Initial Closing Date and ending on the first Payment Date.

              3.3.2. Term Commitments. In consideration of the Term Lenders' commitments to advance the Term Loan provided for in Section 2.2, which such commitments are outstanding, the Company will pay to the Agent for the account of the Term Lenders in accordance with the Term Lenders' respective Term Commitments, on each Payment Date, (and on the Term Loan Closing Date or, if the Term Loan is not advanced on or prior to June 30, 1998, on that date), an amount equal to the interest computed at the rate of 0.50% per annum on the average daily Term Loan Commitment Amount in effect during the three-month period or portion thereof ending on such Payment Date (or such other date); provided, however, that the first such period shall be for the period beginning on the Initial Closing Date and ending on the first Payment Date.

       3.4. Letter of Credit Fees. The Company will pay to the Agent for the account of each of the Lenders, in accordance with the Lenders' respective Percentage Interests, on the last day of each month, a Letter of Credit fee equal to interest at a rate per annum equal to the Applicable Fee Rate on the average daily Letter of Credit Exposure during the one-month period or portion thereof ending on such Payment Date. In addition, the Company will pay a fee of 0.125% per annum of the face amount of each Letter of Credit to the Issuing Bank as a Letter of Credit issuance fee. The Company will pay to the Letter of Credit Issuer customary service charges and expenses for its services in connection with the Letters of Credit at the times and in the amounts from time to time in effect in accordance with its general rate structure, including fees and expenses relating to issuance, amendment, negotiation, cancellation and similar operations.

       3.5.   Changes in Circumstances; Yield Protection.

              3.5.1. Reserve Requirements, etc. If any Legal Requirement arising subsequent to the date hereof (including without limitation any modification or change in the interpretation or administration of any pre-existing Legal Requirement) shall (a) impose, modify, increase or deem applicable any insurance assessment, reserve, special deposit or similar requirement against any Funding Liability or the Letters of Credit, (b) impose, modify, increase or deem applicable any other requirement or condition with respect to any Funding Liability or the Letters of Credit, or (c) change the basis of taxation of Funding Liabilities or payments in respect of any Letter of Credit (other than changes in the rate of taxes measured by the overall net income of such Lender) and the effect of any of the foregoing shall be to increase the cost to any Lender of issuing, making, funding or maintaining its respective Percentage Interest in any portion of the Loan subject to a Eurodollar Pricing Option or any Letter of Credit, to reduce the amounts received or receivable by such Lender under this Agreement or to require such Lender to make any payment or forego any amounts otherwise payable to such Lender under this Agreement (other than any Tax or any reserves that are included in computing the Eurodollar Reserve Rate), then such Lender may claim compensation from the Company under
       Section 3.5.5.

              3.5.2.   Taxes.  All payments of the Credit
       Obligations
       shall be made without set-off or counterclaim and free and clear of any deductions, including deductions for Taxes, unless the Company is required by law to make such deductions. If (a) any Lender shall be subject to any Tax with respect to any payment of the Credit Obligations or its obligations hereunder or (b) the Company shall be required to withhold or deduct any Tax on any payment on the Credit Obligations, then such Lender may claim compensation from the Company under Section 3.5.5 to the extent such Lender is then in compliance with any applicable requirements of
       Section 13. Whenever Taxes must be withheld by the Company with respect to any payments of the Credit Obligations, the Company shall promptly furnish to the Agent for the account of the applicable Lender official receipts (to the extent that the relevant governmental authority delivers such receipts) evidencing payment of any such Taxes so withheld. If the Company fails to pay any such Taxes when due or fails to remit to the Agent for the account of the applicable Lender the required receipts evidencing payment of any such Taxes so withheld or deducted, the Company shall indemnify the affected Lender for any incremental Taxes and interest or penalties that may become payable by such Lender as a result of any such failure. In the event any Lender receives a refund of any Taxes for which it has received payment from the Company under this Section 3.5.2, such Lender shall promptly pay the amount of such refund to the Company, together with any interest thereon actually earned by such Lender.

              3.5.3. Capital Adequacy. If any Lender shall determine that compliance by such Lender with any Legal Requirement arising subsequent to the date hereof (including without limitation any modification or change in the interpretation or administration of any pre-existing Legal Requirement) regarding capital adequacy of banks or bank holding companies has or would have the effect of reducing the rate of return on the capital of such Lender and its Affiliates as a consequence of such Lender's commitment to make the extensions of credit contemplated hereby, or such Lender's maintenance of the extensions of credit contemplated hereby, to a level below that which such Lender could have achieved but for such compliance (taking into consideration the policies of such Lender and its Affiliates with respect to capital adequacy immediately before such compliance and assuming that the capital of such Lender and its Affiliates was fully utilized prior to such compliance) by an amount deemed by such Lender to be material, then such Lender may claim compensation from the Company under Section 3.5.5.

              3.5.4. Regulatory Changes. If any Lender shall determine that (a) any change in any Legal Requirement (including any new Legal Requirement) after the date hereof shall directly or indirectly (i) reduce the amount of any sum received or receivable by such Lender with respect to the Loan or the Letters of Credit or the return to be earned by such Lender on the Loan or the Letters of Credit, (ii) impose a cost on such Lender or any Affiliate of such Lender that is attributable to the making or maintaining of, or such Lender's commitment to make, its portion of the Loan or the Letters of Credit, or (iii) require such Lender or any Affiliate of such Lender to make any payment on, or calculated by reference to, the gross amount of any amount received by such Lender under any Credit Document (other than Taxes or income or franchise taxes), and (b) such reduction, increased cost or payment shall not be fully compensated for by an adjustment in the Applicable Rate or the Letter of Credit fees, then such Lender may claim compensation from the Company under Section 3.5.5.

              3.5.5. Compensation Claims. Within 15 days after the receipt by the Company of a certificate from any Lender setting forth why it is claiming compensation under this
       Section 3.5 and computations (in reasonable detail) of the amount thereof, the Company shall pay to such Lender such additional amounts as such Lender sets forth in such certificate as sufficient fully to compensate it on account of the foregoing provisions of this Section 3.5, together with interest on such amount from the 15th day after receipt of such certificate until payment in full thereof at the Overdue Reimbursement Rate; provided, however that the Company shall not be required to pay any amount or portion thereof claimed under this Section 3.5.5 unless the claim is made not later than 180 days after the Lender's accrual of such claim and receipt of actual notice of the amount thereof and the basis therefor. The determination by such Lender of the amount to be paid to it and the basis for computation thereof hereunder shall be conclusive so long as
       (a) such determination is made in good faith, (b) no manifest error appears therein and (c) the Lender uses reasonable averaging and attribution methods. The Company shall be entitled to replace any such Lender in accordance with Section 11.3.

              3.5.6. Mitigation. Each Lender shall take such commercially reasonable steps as it may determine are not disadvantageous to it, including changing lending offices to the extent feasible, in order to reduce amounts otherwise payable by the Company to such Lender pursuant to Sections
       3.2.4 and 3.5 or to make Eurodollar Pricing Options available under Sections 3.2.1 and 3.2.5.

       3.6. Computations of Interest and Fees. For purposes of this Agreement, interest, commitment fees and Letter of Credit fees (and any other amount expressed as interest or such fees) shall be computed on the basis of a 365-day year for actual days elapsed; provided, that interest in respect of Eurodollar Pricing Options shall be computed on the basis of a 360-day year for actual days elapsed. If any payment required by this Agreement becomes due on any day that is not a Banking Day, such payment shall, except as otherwise provided in the definition of "Eurodollar Interest Period", be made on the next succeeding Banking Day. If the due date for any payment of principal is extended as a result of the immediately preceding sentence, interest shall be payable for the time during which payment is extended at the Applicable Rate.

4.     Payment.

       4.1. Payment at Maturity. On the Final Maturity Date or any accelerated maturity of the Loan, the Company will pay to the Agent an amount equal to the Loan then outstanding, together with all accrued and unpaid interest and fees with respect thereto and all other Credit Obligations then outstanding.

       4.2. Scheduled Required Prepayments. On each Payment Date in each year set forth below, the Company will pay to the Agent as a prepayment of the Term Loan the lesser of (a) the amount set forth below for such date or (b) the amount of the Term Loan then outstanding.

                    Year           Amount per Payment Date
                    ----           -----------------------

                    1998                  $375,000
                    1999                  $562,500
                    2000                  $625,000
                    2001                  $750,000
                    2002                  $750,000;

provided that the amount due on the Final Maturity Date shall be the lesser of (x) $9,500,000 or (b) the amount of the Term Loan then outstanding.

       4.3.   Contingent Required Prepayments.

              4.3.1. Excess Credit Exposure. If at any time the Revolving Loan exceeds the limits set forth in Section 2.1, the Company shall within one Banking Day pay the amount of such excess to the Agent as a prepayment of the Revolving Loan. If at any time the Letter of Credit Exposure exceeds the limits set forth in Section 2.3, the Company shall within one Banking Day pay the amount of such excess to the Agent to be applied as provided in Section 4.5.

              4.3.2. Excess Cash Flow. Within five Banking Days after the date annual financial statements have been (or are required to have been) furnished by the Company to the Lenders in accordance with Section 6.4.1, commencing with such financial statements for the fiscal year ending December 31, 1998, the Company shall pay to the Agent as a prepayment of the Term Loan, to be applied as provided in
       Section 4.6.2, in an amount equal to the lesser of (a) 75% of Consolidated Excess Cash Flow for its most recently completed fiscal year or (b) the amount by which the outstanding principal amount of the Term Loan exceeds $10,000,000; provided, that once the outstanding principal amount of the Term Loan shall have been reduced to $10,000,000, no further prepayments shall be required under this Section 4.3.2.

              4.3.3. Proceeds from New Securities Issuances. Within 30 days of the issuance by any of the Pride Parties of any Net Debt Proceeds or Net Equity Proceeds, the Company shall pay to the Agent as a prepayment of the Term Loan, to be applied as provided in Section 4.6.2, one hundred percent (100%) of such Proceeds realized by the Pride Parties from such issuance of debt or equity securities, until the Term Loan shall have been prepaid in full.

              4.3.4. Proceeds from Asset Sales and Insurance. Within 30 days after the receipt by any of the Pride Parties of any Net Asset Sale Proceeds, the Company shall pay to the Agent as a prepayment of the Term Loan, to be applied as provided in Section 4.6.2, one hundred percent (100%) of such Proceeds, until the Term Loan shall have been prepaid in full.

              4.3.5. Proceeds from Legal Claims. The Company shall immediately pay to the Agent as a prepayment of the Term Loan, to be applied as provided in Section 4.6.2, all proceeds from the settlement of or successful prosecution of any legal claims; provided, however, that any proceeds from the DFSC Claim shall be applied as follows: (x) the first $6,000,000 (or, if less, all of such proceeds) to reduce the Term Loan, until such time as the Term Loan shall have been prepaid in full (or, if the Term Loan Closing Date has not yet occurred, to reduce the Varde Term Loan), (y) the next $5,000,000 to redeem Varde Securities and (z) the remainder, if any, shall be paid (i) two-thirds to the Company (and need not be applied to prepay the Term Loan) and (ii) one-third to Varde (and must be applied to redeem Varde Securities); provided, that payment on Varde Securities under this Section 4.3.5 shall not be made if an Event of Default has occurred and is continuing and, if there is no such Event of Default, the payment on Varde Securities under this Section 4.3.5 shall be applied first to Indebtedness owing to Varde and then to other Varde Securities.

              4.3.6. Reduction of Term Commitment. In the event that any event contemplated by Section 4.3.2, 4.3.3, 4.3.4 or 4.3.5 shall occur prior to the Term Loan Closing Date, the amount of the Term Commitment shall be reduced by the amount of the Term Loan that would have been required to have been prepaid prior to such date under Section 4.3.2, 4.3.3, 4.3.4 or 4.3.5, as the case may be, had such event occurred prior to the Term Loan Closing Date.

       4.4. Voluntary Prepayments. In addition to the prepayments required by Sections 4.2 and 4.3, the Company may from time to time prepay all or any portion of the Loan (in a minimum amount of $1,000,000 and an integral multiple of $500,000, or such lesser amount as is then outstanding), without premium or penalty of any type (except as provided in Section 3.2.4 with respect to the early termination of Eurodollar Pricing Options).
Prepayments made under this Section 4.4 shall be applied to the Term Loan until the Term Loan is prepaid in full, and then to reductions of the Revolving Loan. The Company shall give the Agent at least one Banking Day prior notice of its intention to prepay the Revolving Loan under this Section 4.4, specifying the date of payment and the total amount to be paid on such date.
The Company shall give the Lenders at least five days prior notice of its intention to prepay the Term Loan under this
Section 4.4, specifying the date of payment, the total amount of the Term Loan to be paid on such date and the amount of interest and premium, if any, to be paid with such prepayment. If the Company elects to prepay all or any portion of the Term Loan on or prior to December 31, 1998, the prepayment price shall be the sum of (a) 102% of the principal amount of the Term Loan or portion thereof so prepaid, plus (b) any accrued and unpaid interest on the Term Loan or such portion. If the Company elects to prepay all of the Term Loan after December 31, 1998 but on or prior to December 31, 1999, the prepayment price shall be the sum of (a) 101% of the principal amount of the Term Loan or portion thereof so prepaid, plus (b) any accrued and unpaid interest on the Term Loan or such portion.

       4.5. Letters of Credit. If on the Final Maturity Date or any accelerated maturity of the Credit Obligations the Lenders shall be obligated in respect of a Letter of Credit or a draft accepted under a Letter of Credit, the Company will either:

              (a) prepay such obligation by depositing cash with the Agent, or

              (b) deliver to the Agent a standby letter of credit (designating the Agent as beneficiary and issued by a bank and on terms reasonably acceptable to the Agent),

in each case in an amount equal to the portion of the then Letter of Credit Exposure issued for the account of the Company. Any such cash so deposited and the cash proceeds of any draw under any standby Letter of Credit so furnished, including any interest thereon, shall be returned by the Agent to the Company only when, and to the extent that, the amount of such cash held by the Agent exceeds the Letter of Credit Exposure at such time and no Default then exists; provided, however, that if an Event of Default occurs and the Credit Obligations become or are declared immediately due and payable, the Agent may apply such cash, including any interest thereon, to the payment of any of the Credit Obligations as provided in Section 3.5.6 of the Guarantee and Security Agreement.

       4.6.   Reborrowing; Application of Payments, etc.

              4.6.1. Reborrowing. The amounts of the Revolving Loan prepaid pursuant to Section 4.4 may be reborrowed from time to time prior to the Final Maturity Date in accordance with Section 2.1, subject to the limits set forth therein. No portion of the Term Loan prepaid hereunder may be reborrowed.

              4.6.2. Order of Application. Prepayments of the Term Loan made pursuant to Sections 4.3.2, 4.3.3, 4.3.4,
       4.3.5 or
       4.4 shall be applied first to the principal amount of the Term Note which is due on the Final Maturity Date and then to the installments required to be made on the Term Loan pursuant to Section 4.2 in the inverse order of the maturity thereof so that no partial prepayment of the Term Loan shall affect the obligation of the Company to make the prepayments required by Section 4.2. Subject to the foregoing, any prepayment of the Loan shall be applied first to the portion of the Revolving Loan or Term Loan, as the case may be, not then subject to Eurodollar Pricing Options, then the balance of any such prepayment shall be applied to the portion of the Revolving Loan or Term Loan, as the case may be, then subject to Eurodollar Pricing Options, in the chronological order of the respective maturities thereof (or as the Company may otherwise specify in writing), together with any payments required by Section 3.2.4.

              4.6.3. Payment with Accrued Interest, etc. At the time of any prepayments of the Term Loan, the Company shall pay to the Agent the principal amount to be prepaid, together with unpaid interest in respect thereof accrued to the date of prepayment. If notice of prepayment is given in accordance with Section 4.4, and whether or not notice is given of prepayments pursuant to Sections 4.2 and 4.3, the amount specified to be prepaid shall become due and payable on the date specified for prepayment in such notice.

              4.6.4. Payments for Lenders. All payments of principal hereunder shall be made to the Agent for the account of the Lenders in accordance with the Lenders' respective Percentage Interests in the Credit Obligations so repaid.

5.     Conditions to Extending Credit.

       5.1. Conditions on Initial Closing Date. The obligations of the Revolving Lenders to make any extension of credit pursuant to Section 2.1 or 2.3 shall be subject to the satisfaction, on or before the Initial Closing Date, of the conditions set forth in this Section 5.1 as well as the further conditions in Section
5.2. If the conditions set forth in this Section 5.1 are not met on or prior to the Initial Closing Date, the Revolving Lenders shall have no obligation to make any extensions of credit hereunder.

              5.1.1. Notes. The Company shall have duly executed and delivered to the Agent a Revolving Note for each Revolving Lender having a Revolving Commitment.

              5.1.2. Payment of Fees. The Company shall have paid all fees owing to the Lenders, the Agent, the Syndication Agent and the Collateral Agent provided in the Fee Letter or the Agent Fee Letter that are due and payable on or prior to the Initial Closing Date.

              5.1.3. Legal Opinions. On the Initial Closing Date, the Lenders shall have received from the following counsel their respective opinions with respect to the transactions contemplated by the Credit Documents, which opinions shall be in form and substance reasonably satisfactory to the Required Lenders:

              (a) Andrews & Kurth L.L.P., special counsel for the Company and the Guarantors, and

              (b)   Ropes & Gray, special counsel for the Agent.

              The Company authorizes and directs its special counsel to furnish the foregoing opinion.

              5.1.4. Guarantee and Security Agreement. Each of the Company and the Guarantors shall have duly authorized, executed and delivered to the Collateral Agent a Guarantee and Security Agreement in substantially the form of Exhibit
       5.1.4 (the "Guarantee and Security Agreement"), as well as any patent and trademark security agreements and copyright security agreements contemplated therein.

              5.1.5. Deposit Accounts. Each of the Company and any Guarantor that maintains deposit accounts with any bank or other financial institution shall have executed and delivered to the Collateral Agent a Pledge of Deposit Agreement with respect to each such account and, with respect to any deposit account held by a bank or financial institution other than BankBoston in which the Company or any Guarantor maintains or expect to maintain balances at any time totaling more than $25,000 in any single account or more than $100,000 in all such accounts taken together, an Agency Account Agreement with respect to each such account.

              5.1.6. Perfection of Security. Each Obligor shall have duly authorized, executed, acknowledged, delivered, filed, registered and recorded such security agreements, notices, financing statements and other instruments, including without limitation filings under FACA, as the Collateral Agent may have reasonably requested in order to perfect the Liens purported or required pursuant to the Credit Documents to be created in the Credit Security and shall have paid all filing or recording fees or taxes required to be paid in connection therewith, including any recording, mortgage, documentary, transfer or intangible taxes.

              5.1.7. Subordination Agreements. The Pride Parties and Varde shall have duly authorized, executed and delivered to the Agent a Subordination Agreement in substantially the form of Exhibit 5.1.7(a) (the "Varde Subordination Agreement"). The Company and the Special General Partner shall have duly authorized, executed and delivered to the Agent a Subordination Agreement in substantially the form of
       Exhibit 5.1.7(b) (the "Pride SGP Subordination Agreement").

              5.1.8.   Intercreditor Agreement.  The Agent, the
       Collateral Agent and Varde shall have duly authorized, executed and delivered the Intercreditor Agreement, and the Company and Guarantors shall have consented thereto.

              5.1.9.   Financial Information.

              (a) The Company and its Subsidiaries, taken as a whole:

              (i) will have assets having a fair saleable value in excess of the amount required to pay their probable liability on their existing debts as such debts become absolute and mature;

              (ii) will have access to adequate capital for the conduct of their business; and

              (iii) will have the ability to pay their debts from time to time incurred as such debts mature.

              (b) The Company shall have furnished to the Lenders a certificate, signed by a Financial Officer, to such effect, together with detailed computations verifying the items in clauses (a) and (b) above and calculations pursuant to
       Section 7.2.1(e) with respect to the Computation Covenants, in each case giving pro forma effect to the incurrence of the Credit Obligations.

              (c) The Company's Borrowing Base as of December 22, 1997 shall be at least $6,000,000 more than the initial balance of the Revolving Loan and the initial Letter of Credit Exposure extended to the Company pursuant to this Agreement on the Initial Closing Date, and the Company shall have delivered to the Agent calculations in reasonable detail demonstrating compliance with this requirement.

              (d) On the Initial Closing Date, the Company's capitalization shall be substantially as provided in Exhibit
       5.1.9 hereto.

              5.1.10. Varde Closing; Assignment of Prior Credit Agreement. On or prior to the Initial Closing Date, the Stage 1 Transactions, as defined in the Restructuring Agreement, shall have occurred as provided in Section 1 of the Restructuring Agreement. Contemporaneously with the initial advances hereunder, the Company and its Subsidiaries shall have paid in full all principal, interest and other accrued and outstanding amounts under the Prior Credit Agreement, all commitments to extend further credit under the Prior Credit Agreement shall have been terminated, all Liens securing amounts owing under the Prior Credit Agreement shall have been released and the Prior Credit Agreement shall have become terminated and of no further force or effect (except for indemnity provisions that by their terms survive the termination of the Prior Credit Agreement); provided, however, that the Prior Credit Agreement may survive to the extent that the rights of the lenders thereunder shall have been assigned to Varde and incorporated in the Varde Credit Agreement and the rights of such lenders under the related security documents shall have been assigned to the Collateral Agent.

              5.1.11. Adverse Market Change. Since December 31, 1996, no Material Adverse Change shall have occurred in the business, assets, management, financial condition, income or prospects of the Company or its Affiliates, nor in the syndication, financial or capital markets for credit facilities similar in nature to this Agreement and no material disruption of or Material Adverse Change in the financial, banking or capital markets that would have an adverse effect on such syndication, financial or capital markets shall have occurred, in each case as determined by the Agent, the Lenders and the Syndication Agent in their sole discretion.

              5.1.12. Proper Proceedings. This Agreement, each other Credit Document and the transactions contemplated hereby and thereby shall have been authorized by all necessary corporate or other proceedings. All necessary consents, approvals and authorizations of any governmental or administrative agency or any other Person of any of the transactions contemplated hereby or by any other Credit Document shall have been obtained and shall be in full force and effect.

              5.1.13. Environmental Review. The Agent shall have received from ENSR Corporation the report dated December 1997 referred to in Section 7.14.6 regarding the Company's crude gathering system, storage and terminalling facilities and the refinery, the substance and conclusions of which shall be satisfactory to the Agent, and a review regarding the Company's refinery shutdown plan, the results of which review shall be reasonably satisfactory to the Agent.

              5.1.14. Vector Report. The Agent shall have received written permission and authority from Vector Associates to use and rely on the report dated December 3, 1997 by Vector Associates on the Company's crude marketing and refined products operation plan after the contemplated conversion of the Refinery, such report to include a valuation done by Vector Associates of the Company's crude gathering and products marketing system, which valuation shall be at least $45,000,000.

              5.1.15. Commercial Finance Exam. The Agent or an agent of the Agent shall have conducted a commercial finance exam of the Company, the results of which shall be reasonably satisfactory to the Agent.

              5.1.16. Solvency Opinion. The Agent shall have received an opinion from Valuation Research Corporation, or such other entity qualified to render such an opinion selected by the Agent, regarding the solvency of the Company, which opinion shall be in form and substance reasonably satisfactory to the Agent.

              5.1.17. Diligence; Financial Information. The Agent shall have received all information about the Company, its Affiliates and its business as may be requested by the Agent on or before the Initial Closing Date and shall be reasonably satisfied with the results of their investigations regarding the capitalization and financial condition of the Company. There shall be no material misstatements in or omissions from the materials furnished to the Agent for its review and the Agent shall be reasonably satisfied that any financial statements delivered to it fairly present the business and financial condition of the Company and its Subsidiaries, and that there has been no Material Adverse Change in the assets, business, financial condition, income or prospects of the Company and its Subsidiaries, taken as a whole, since the date of the most recent financial information delivered to the Agent.

              5.1.18. Litigation. No action shall have been instituted at or prior to the Initial Closing Date by any Person, or instituted or threatened by any public authority, pertaining to this Agreement or any of the transactions contemplated hereby, the results of which action or proceeding could prevent or make illegal the consummation of such transaction or could otherwise cause a Material Adverse Change with respect to the Company and its Subsidiaries, taken as a whole.

              5.1.19. Absence of Default. No default under any material contract or agreement of the Company or any of its Subsidiaries shall have occurred or threatened to occur prior to the Initial Closing Date, which such default or threatened default shall go unremedied at or prior to the Initial Closing Date.

              5.1.20. Texaco Supply Contract. The supply contract dated June 11, 1997, between the Company and Texaco Trading and Transportation, Inc., a Delaware corporation (the "Texaco Supply Contract") shall be in full force and effect and unmodified from the form provided to the Agent prior to the date hereof.

              5.1.21. Real Estate Collateral. The Obligors shall have duly authorized, executed, acknowledged and delivered to the Collateral Agent as security for the Credit Obligations a Deed of Trust on each material real property owned by the Company and its Subsidiaries and a leasehold mortgage on each material real property leased by the Company and its Subsidiaries, with a landlord's consent and waiver and any other documents required to allow for the recording or filing of a leasehold mortgage, in each case in form and substance reasonably satisfactory to the Agent, together with, for each such real property: (a) a title opinion of such legal counsel, in such form and with such exceptions, as are reasonably satisfactory to the Agent, provided that the title opinions with respect to the real property covered by the Terminals Deed of Trust may be restricted to the period from and after the most recent prior title opinions or title insurance policies relating to such properties, (b) an environmental site assessment report in such form, with such conclusions and from such environmental engineering firm as are reasonably satisfactory to the Agent, (c) if and to the extent available, a survey of each real property owned by the Company and its Subsidiaries that is reasonably satisfactory to the Agent and (d) a legal opinion of local counsel with respect to enforceability of such Deeds of Trust and leasehold mortgages in form and substance reasonably satisfactory to the Agent. Each obligor shall have duly authorized, executed acknowledged, delivered, filed, registered and recorded such Deeds of Trust and leasehold mortgages and such other security agreements, notices, financing statements and other instruments as the Agent may have reasonably requested in order to perfect the Liens purported or required pursuant to the Credit Documents to be created in the Credit Security and shall have paid all filing or recording fees or taxes required to be paid in connection therewith, including any recording, mortgage, documentary, transfer or intangible taxes.

              5.1.22.   General.  All legal and corporate
       proceedings
       in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to the Agent and the Agent shall have received copies of all documents, including certified copies of the Charter and By-Laws of the Company and the other Obligors, records of corporate proceedings, certificates as to signatures and incumbency of officers and opinions of counsel, which the Agent may have reasonably requested in connection therewith, such documents where appropriate to be certified by proper corporate or governmental authorities.

       5.2. Conditions to Each Extension of Credit. The obligations of the Lenders to make any extension of credit pursuant to Section 2 shall be subject to the satisfaction, on or before the Closing Date for such extension of credit, of the following conditions:

              5.2.1. Officer's Certificate. The representations and warranties contained in Section 7 shall be true and correct on and as of such Closing Date with the same force and effect as though made on and as of such date (except as to any representation or warranty which refers to a specific earlier date and except to the extent that any such lack of correctness shall have been permitted or waived by the Required Lenders); no Default shall exist on such Closing Date prior to or immediately after giving effect to the requested extension of credit; no Material Adverse Change shall have occurred since December 31, 1996; and the Company shall have furnished to the Agent in connection with the requested extension of credit a certificate to these effects, in substantially the form of Exhibit 5.2.1, signed by a Financial Officer.

              5.2.2. Legality, etc. The making of the requested extension of credit shall not (a) subject any Lender to any penalty or special tax (other than a Tax for which the Company is required to reimburse the Lenders under Section 3.5), (b) be prohibited by any Legal Requirement or
       (c) violate any credit restraint program of the executive branch of the government of the United States of America, the Board of Governors of the Federal Reserve System or any other governmental or administrative agency so long as any Lender reasonably believes that compliance therewith is customary commercial practice.

       5.3. Conditions on Term Loan Closing Date. The obligations of the Lenders to make any extension of credit pursuant to
Section 2.2 shall be subject to the satisfaction, on or before June 30, 1998, of the conditions set forth in this Section 5.3 as well as the continued satisfaction of the conditions set forth in Sections 5.1.6, 5.1.11, 5.1.12, 5.1.15, 5.1.17, 5.1.18 and
5.1.19. If the conditions set forth in this Section 5.3 as well as the conditions set forth in Sections 5.1.6, 5.1.11, 5.1.12, 5.1.15, 5.1.17, 5.1.18 and 5.1.19 are not met on or prior to June 30, 1998, the Lenders shall have no obligation to make any extensions of credit pursuant to Section 2.2.

              5.3.1. Officer's Certificate. The representations and warranties contained in Section 7 shall be true and correct on and as of the Term Loan Closing Date with the same force and effect as though made on and as of such date (except as to any representation or warranty which refers to a specific earlier date); no Default shall exist on the Term Loan Closing Date prior to or immediately after giving effect to the Term Loan; no Material Adverse Change shall have occurred since the Initial Closing Date; the conditions set forth in Sections 5.1.6, 5.1.11, 5.1.12, 5.1.15, 5.1.17,
       5.1.18 and 5.1.19 shall have been satisfied on or prior to and remain satisfied on the Term Loan Closing Date; the conditions set forth in Sections 5.3.3, 5.3.4, 5.3.5, 5.3.6 and 5.3.7 shall have been satisfied on or prior to the Term Loan Closing Date; and the Company shall have furnished to the Agent in connection with the extension of the Term Loan a certificate to these effects, in substantially the Term of
       Exhibit 5.3.1, signed by a Financial Officer.

              5.3.2. Closing of the Revolver. Prior to or contemporaneously with the closing of the Term Loan, the Lenders shall have been obligated to make an extension of credit pursuant to Sections 2.1 and 2.3 on the Initial Closing Date.

              5.3.3. Confirmation of Refinery Conversion Date. The Agent shall have received the certificate of the Expert provided for in Section 6.19.1, including written notice from the Expert addressed to the Agent and the Lenders of the date by which the Refinery shall have ceased refinery operations (the "Refinery Conversion Date").

              5.3.4. Payment of Fees. The Company shall have paid all fees owing to the Lenders, the Agent, the Syndication Agent and the Collateral Agent provided in the Fee Letter that are due and payable on or prior to the Term Loan Closing Date.

              5.3.5. Texaco Supply Contract. The Agent shall have received a written certificate from the Expert satisfactory to the Agent that all operational prerequisites for receiving product under the Texaco Supply Contract shall have been achieved, and the Texaco Supply Contract shall have become effective and all parties to such contract shall have commenced performance or be capable of fully performing their duties under the Texaco Supply Contract, including but not limited to the transport of crude oil and petroleum products as contemplated in such agreement.

              5.3.6. Interest Rate Hedging. The Company shall maintain interest rate hedging agreements on fifty percent
       (50%) of the amount outstanding under the Term Loan with the terms of such agreements acceptable to the Agent.

              5.3.7. Legal Opinions. On the Term Loan Closing Date the Lenders shall have received from the following counsel their respective opinions with respect to the transaction contemplated by the Credit Documents, which opinions shall be in form and substance reasonably satisfactory to the Required Lenders:

              (a) Andrews & Kurth L.L.P., special counsel for the Company and the Guarantors, and

              (b)   Ropes & Gray, special counsel for the Agent.

              The Company authorizes and directs its special counsel to furnish the foregoing opinion.

              5.3.8. Varde Acknowledgment. The Agent shall have received a written acknowledgment from Varde that Varde's rights with respect to collateral held by the Collateral Agent for the benefit of the holders of the Varde Term Loan and the Varde Securities (and any other collateral held by or for the benefit of Varde) will be released and extinguished upon payment to Varde of the amount specified by the Company pursuant to clause (b) of the second sentence of Section 2.2.2, subject only to reinstatement of such collateral to the extent permitted by law if any payment made to Varde in respect of the Varde Term Loan is required to be returned by Varde.

              5.3.9. Term Notes. The Company shall have duly executed and delivered to the Agent a Term Note for each Term Lender in a principal amount equal to such Term
       Lender's Percentage Interest in the Term Loan.

              5.3.10. Title Opinions. The Company shall have provided to the Agent title opinions of such legal counsel, in such form and with such exceptions as are reasonably acceptable to the Agent with respect to the recordation of the Refinery Deed of Trust and the Terminals Deed of Trust and with respect to encumbrances on the real property covered by the Terminals Deed of Trust relating to periods prior to those covered by the opinions referred to in clause
       (a) of 5.1.21.

6. General Covenants. Each of the Pride Parties and the other Guarantors covenants that, until all of the Credit Obligations shall have been paid in full and until the Lenders' commitments to extend credit under this Agreement and any other Credit
Document shall have been irrevocably terminated, the Pride
Parties will comply with the following provisions:

       6.1.   Taxes and Other Charges; Accounts Payable.

              6.1.1. Taxes and Other Charges. Each of the Company and its Subsidiaries shall duly pay and discharge, or cause to be paid and discharged, before the same becomes in arrears, all taxes, assessments and other governmental charges imposed upon such Person and its properties, sales or activities, or upon the income or profits therefrom, as well as all claims for labor, materials or supplies which if unpaid might by law become a Lien upon any of its property; provided, however, that any such tax, assessment, charge or claim need not be paid if the validity or amount thereof shall at the time be contested in good faith by appropriate proceedings and if such Person shall, in accordance with GAAP, have set aside on its books adequate reserves with respect thereto; and provided, further, that each of the Company and its Subsidiaries shall pay or bond, or cause to be paid or bonded, all such taxes, assessments, charges or other governmental claims immediately upon the commencement of proceedings to foreclose any Lien which may have attached as security therefor (except to the extent such proceedings have been dismissed or stayed).

              6.1.2. Accounts Payable. Each of the Company and its
       Subsidiaries shall promptly pay when due, or in conformity with customary trade terms, all accounts payable incident to the operations of such Person not referred to in Section 6.1.1; provided, however, that any such accounts payable need not be paid if the validity or amount thereof shall at the time be contested in good faith and if such Person shall, in accordance with GAAP, have set aside on its books adequate reserves with respect thereto.

       6.2.   Conduct of Business, etc.

              6.2.1. Types of Business. The Company and its Subsidiaries shall engage only in the business of (a) crude gathering, storage and distribution and petroleum distribution and (b) other activities related thereto; provided, that the Company may continue to operate the Refinery until completion of all DFSC contracts existing or pending on the Initial Closing Date if the Refinery Conversion Date cannot be achieved prior to that time as provided in Section 6.19.1.

              6.2.2.   Maintenance of Properties.  Each of the
       Company and its Subsidiaries:

              (a) shall keep its properties in such repair, working order and condition, and shall from time to time make such repairs, replacements, additions and improvements thereto, as are necessary for the efficient operation of its businesses and shall comply at all times in all material respects with all material franchises, licenses and leases to which it is party so as to prevent any loss or forfeiture thereof or thereunder, except where (i) compliance is at the time being contested in good faith by appropriate proceedings and (ii) failure to comply with the provisions being contested has not resulted, and does not create a material risk of resulting, in the aggregate in any Material Adverse Change; and

              (b) shall do all things necessary to preserve, renew and keep in full force and effect and in good standing its legal existence and authority necessary to continue its business; provided, however, that this Section 6.2.2(b) shall not prevent the merger, consolidation or liquidation of Subsidiaries permitted by Section 6.11.

              6.2.3. Statutory Compliance. Each of the Company and its Subsidiaries shall comply in all material respects with all valid and applicable Legal Requirements, except where
       (a) compliance therewith shall at the time be contested in good faith by appropriate proceedings and (b) failure so to comply with the provisions being contested has not resulted, and does not create a material risk of resulting, in the aggregate in any Material Adverse Change.

              6.2.4. Compliance with Material Agreements. Each of the Company and its Subsidiaries shall comply in all material respects with the Material Agreements (to the extent not in violation of the other provisions of this Agreement or any other Credit Document). Without the prior written consent of the Required Lenders, no Material Agreement shall be amended, modified, waived or terminated in any manner that would have in any material respect an adverse effect on the interests of the Lenders.

       6.3.  Insurance.

              6.3.1. Business Interruption Insurance. Each of the
       Company and its Subsidiaries shall maintain with financially sound and reputable insurers insurance related to interruption of business, either for loss of revenues or for extra expense, in the manner customary for businesses of similar size engaged in similar activities.

              6.3.2. Property Insurance. Each of the Company and its Subsidiaries shall keep its assets which are of an insurable character insured by financially sound and reputable insurers against theft and fraud and against loss or damage by fire, explosion and hazards insured against by extended coverage to the extent, in amounts and with deductibles at least as favorable as those generally maintained by businesses of similar size engaged in similar activities.

              6.3.3. Liability Insurance. Each of the Company and its Subsidiaries shall maintain with financially sound and reputable insurers insurance against liability for hazards, risks and liability to persons and property, including product liability insurance, to the extent, in amounts and with deductibles at least as favorable as those generally maintained by businesses of similar size engaged in similar activities; provided, however, that it may effect workers' compensation insurance or similar coverage with respect to operations in any particular state or other jurisdiction through an insurance fund operated by such state or jurisdiction or by meeting the self-insurance requirements of such state or jurisdiction.

              6.3.4. Flood Insurance. Each of the Company and its
       Subsidiaries shall at all times keep each parcel of real property owned or leased by it which is (a) included in the Credit Security, (b) in an area determined by the Director of the Federal Emergency Management Agency to be subject to special flood hazard and (c) in a community participating in the National Flood Insurance Program, insured against such special flood hazards in an amount necessary to ensure compliance with the federal National Flood Insurance Act of 1968.

       6.4. Financial Statements and Reports. Each of the Company and its Subsidiaries shall maintain a system of accounting in which correct entries shall be made of all transactions in relation to their business and affairs in accordance with generally accepted accounting practice. The fiscal year of the Company and its Subsidiaries shall end on December 31 in each year and the fiscal quarters of the Company and its Subsidiaries shall end on March 31, June 30, September 30 and December 31 in each year. The Company and its Subsidiaries currently use the Last-In-First-Out ("LIFO") inventory valuation method and will continue to use that method unless and until a change is consented to in writing by the Required Lenders.

              6.4.1. Annual Reports. The Company shall furnish to the Agent as soon as available, and in any event within 90 days after the end of each fiscal year (or, if such 90th day is not a Banking Day, the next succeeding Banking Day), the audited Consolidated balance sheet of the Company and its Subsidiaries as at the end of such fiscal year, the Consolidated statements of income and Consolidated statements of changes in partners' equity and of cash flows of the Company and its Subsidiaries for such fiscal year (all in reasonable detail) and, comparative figures for the immediately preceding fiscal year, all accompanied by:

              (a) Reports of Ernst & Young LLP (or, if they cease to be auditors of the Company and its Subsidiaries, other independent certified public accountants of recognized national standing reasonably satisfactory to the Required Lenders), containing no material qualification, to the effect that they have audited the foregoing Consolidated financial statements in accordance with generally accepted auditing standards and that such Consolidated financial statements present fairly, in all material respects, the financial position of the Company and its Subsidiaries covered thereby at the dates thereof and the results of their operations for the periods covered thereby in conformity with GAAP.

              (b) The statement of such accountants that they have caused this Agreement to be reviewed and that in the course of their audit of the Company and its Subsidiaries no facts have come to their attention that cause them to believe that any Default exists and in particular that they have no knowledge of any Default under Sections 6.5 through 6.19 or, if such is not the case, specifying such Default and the nature thereof. This statement is furnished by such accountants with the understanding that the examination of such accountants cannot be relied upon to give such accountants knowledge of any such Default except as it relates to accounting or auditing matters within the scope of their audit.

              (c) A certificate of the Company signed by a Financial Officer to the effect that such officer has caused this Agreement to be reviewed and has no knowledge of any Default, or if such officer has such knowledge, specifying such Default and the nature thereof, and what action the Company has taken, is taking or proposes to take with respect thereto.

              (d) Computations by the Company comparing the financial statements referred to above with the most recent budget for such fiscal year furnished to the Lenders in accordance with Section 6.4.4.

              (e) Computations by the Company in substantially the form of Exhibit 6.4 demonstrating, as of the end of such fiscal year, compliance with the Computation Covenants, signed by a Financial Officer.

              (f) Calculations, as at the end of such fiscal year, of (i) the Accumulated Benefit Obligations for each Plan (other than Multiemployer Plans) and (ii) the fair market value of the assets of such Plan allocable to such benefits.

              (g) Supplements to Exhibits 7.1, 7.3, 7.14 and 7.15 and exhibit 3.3 to the Guarantee and Security Agreement showing any changes in the information set forth in such exhibits not previously furnished to the Lenders in writing, as well as any changes in the Charter, By-laws or incumbency of officers of the Obligors from those previously certified to the Agent.

              (h) In the event of a change in GAAP after December 31, 1996, computations by the Company, signed by a Financial Officer, reconciling the financial statements referred to above with financial statements prepared in accordance with GAAP as applied to the other covenants in Section 6 and related definitions.

              (i) In reasonable detail, management's discussion and analysis of the results of operations and the financial condition of the Company and its Subsidiaries as at the end of and for the year covered by such financial statements.

              6.4.2.   Quarterly Reports.  The Company shall
       furnish
       to the Agent as soon as available and, in any event, within 45 days after the end of each of the first three fiscal quarters of the Company (or if such 45th day is not a Banking Day, the next succeeding Banking Day), the internally prepared Consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal quarter, the Consolidated statements of income, of changes in partners' equity and of cash flows of the Company and its Subsidiaries for such fiscal quarter and for the portion of the fiscal year then ended (all in reasonable detail) and comparative figures for the same period in the preceding fiscal year, all accompanied by:

              (a) A certificate of the Company signed by a Financial Officer to the effect that such financial statements have been prepared in accordance with GAAP and present fairly, in all material respects, the financial position of the Company and its Subsidiaries covered thereby at the dates thereof and the results of their operations for the periods covered thereby, subject only to normal year-end audit adjustments and the addition of footnotes.

              (b) A certificate of the Company signed by a Financial Officer to the effect that such officer has caused this Agreement to be reviewed and has no knowledge of any Default, or if such officer has such knowledge, specifying such Default and the nature thereof and what action the Company has taken, is taking or proposes to take with respect thereto.

              (c) Computations by the Company comparing the financial statements referred to above with the most recent budget for the period covered thereby furnished to the Lenders in accordance with Section 6.4.4.

              (d) Computations by the Company in substantially the form of Exhibit 6.4 demonstrating, as of the end of such quarter, compliance with the Computation Covenants, signed by a Financial Officer.

              (e) Supplements to Exhibits 7.1, 7.3, 7.14 and 7.15 and exhibit 3.3 to the Guarantee and Security Agreement showing any changes in the information set forth in such exhibits not previously furnished to the Lenders in writing, as well as any changes in the Charter, Bylaws or incumbency of officers of the Obligors from those previously certified to the Agent.

              (f) In reasonable detail, management's discussion and analysis of the results of operations and financial condition of the Company and its Subsidiaries as at the end of and for the fiscal period covered by the financial statements referred to above.

              6.4.3. Monthly Reports. The Company shall furnish to the Agent as soon as available and, in any event, within 30 days after the end of each month (or, if such 30th day is not a Banking Day, the next succeeding Banking Day), the internally prepared Consolidated balance sheet of the Company and its Subsidiaries as at the end of such month and the Consolidated statement of income of the Company and its Subsidiaries for such month (all in reasonable detail), all accompanied by a certificate of the Company signed by a Financial Officer to the effect that such financial statements were prepared in accordance with GAAP and present fairly, in all material respects, the financial position of the Persons covered thereby at the dates thereof and the results of their operations for the periods covered thereby, subject only to normal year-end audit adjustments and the addition of footnotes.

              6.4.4. Other Reports. The Company shall promptly furnish to the Agent:

              (a) As soon as prepared and in any event at least 30 days prior to the beginning of each fiscal year, an annual budget and operating projections and Borrowing Base availability projections for such fiscal year of the Company and its Subsidiaries, prepared in a manner consistent with the manner in which the financial projections described in
       Section 7.2.1 were prepared.

              (b)   Any material updates of such budget and
       projections.

              (c) Any management letters furnished to the Company or any of its Subsidiaries by the Company's auditors.

              (d)   All budgets, projections, statements of
       operations and other reports furnished generally to the shareholders of the Company.

              (e) Such registration statements, proxy statements and reports, including Forms S-1, S-2, S-3, S-4, 10-K, 10-Q and 8-K, as may be filed by the Company or any of its Subsidiaries with the Securities and Exchange Commission and all press releases issued by the Company or any other
       Guarantors.

              (f) Any 90-day letter or 30-day letter from the federal Internal Revenue Service (or the equivalent notice received from state or other taxing authorities) asserting tax deficiencies against the Company or any of its Subsidiaries.

              (g) A borrowing base report substantially in the form of Exhibit 6.4.4 submitted to the Agent three times each month detailing the calculation of the Company's Borrowing Base. The first such report shall be dated as of the fifteenth (15th) of the month and delivered to the Agent within three Banking Days thereof; the second report shall be dated at month end and be delivered to the Agent with three Banking Days thereof; and the third such report shall be dated at month's end and be delivered within fifteen days thereof (or, if such 15th day is not a Banking Day, the next succeeding Banking Day). Reports may be required more frequently as determined by the Agent.

              (h) The financial statements of the Special General Partner and the Managing General Partner for each fiscal year, such financial statements to include the balance sheet, income statement and cash flow statement for such period, and be delivered as soon as available and in any event within 90 days after the end of each fiscal year.

              (i) Within 120 days after the end of the Company's fiscal year, an annual projections model, satisfactory in both form and context to the Agent, which model shall cover a minimum of three projected years.

              (j) As soon as available, copies of the minutes of all meetings of the boards of directors of each of the General Partners and all meetings of holders of the equity securities of the Company or any other Guarantor.

              6.4.5. Notice of Litigation, Defaults, etc. The Company shall promptly furnish to the Agent notice of any litigation or any administrative or arbitration proceeding
       (a) which creates a material risk of resulting, after giving effect to any applicable insurance, in the payment by the Company and its Subsidiaries of more than $500,000 or (b) which results, or creates a material risk of resulting, in a Material Adverse Change. Promptly upon acquiring knowledge thereof, the Company shall notify the Lenders of the existence of any Default or Material Adverse Change, specifying the nature thereof and what action the Company or any Subsidiary has taken, is taking or proposes to take with respect thereto.

              6.4.6. ERISA Reports. The Company shall furnish to the Agent as soon as available the following items with respect to any Plan:

              (a)   any request for a waiver of the funding
       standards or an extension of the amortization period,

              (b) notice of any reportable event (as defined in section 4043 of ERISA), unless the notice requirement with respect thereto has been waived by regulation,

              (c) any notice received by any ERISA Group Person that the PBGC has instituted or intends to institute proceedings to terminate any Plan, or that any Multiemployer Plan is insolvent or in reorganization,

              (d) notice of the possibility of the termination of any Plan by its administrator pursuant to section 4041 of ERISA, and

              (e)   notice of the intention of any ERISA Group
       Person to withdraw, in whole or in part, from any Multiemployer Plan.

              6.4.7. Other Information; Audit. From time to time at reasonable intervals upon request of any authorized officer of the Agent, each of the Company and its Subsidiaries shall furnish to the Agent such other information regarding the business, assets, financial condition, income or prospects of the Company and its Subsidiaries as such officer may reasonably request, including copies of all tax returns, licenses, agreements, leases and instruments to which any of the Company or its Subsidiaries is party. The Agent's authorized officers and representatives shall have the right during normal business hours upon reasonable notice and at reasonable intervals to examine the books and records of the Company and its Subsidiaries, to make copies and notes therefrom for the purpose of ascertaining compliance with or obtaining enforcement of this Agreement or any other Credit Document. The Agent, upon reasonable advance notice, may undertake to have the Company and its Subsidiaries reviewed by the Agent's commercial financial examiners and fixed asset appraisers or by a third party designated by the Agent. Provided that no Default exists, these commercial finance exams shall not exceed two per annum and the costs of such examinations shall be for the account of the Company.

       6.5.   Certain Financial Tests.

              6.5.1. Leverage Ratio. The Leverage Ratio shall not on the last day of each fiscal quarter of the Company ending on a date during each period specified below exceed the percentage set forth in the table below next to such period.

                   Fiscal Quarter Ending             Percentage
                   ---------------------             ----------

              On or after December 31, 1997                350%
              and prior to March 31, 1999

              On or after March 31, 1999                   300%
              and prior to December 31, 1999

              On or after December 31, 1999                250%

              6.5.2. Consolidated Interest Coverage. For each period of four consecutive fiscal quarters of the Company ending on a date during each period specified below, the Consolidated Interest Coverage shall equal or exceed the percentage set forth in the table below next to such period, measured as of the last day of such period.

                   Fiscal Quarter Ending             Percentage
                   ---------------------             ----------

              On or after December 31, 1998                175%
              and prior to December 31, 1999

              On or after December 31, 1999                200%
              and prior to December 31, 2000

              On or after December 31, 2000                225%
              and prior to December 31, 2001

              On or after December 31, 2001                250%

              6.5.3.   Consolidated Operating Cash Flow to
       Consolidated Debt Service. For each period of four consecutive fiscal quarters of the Company ending on a date during each period specified below, the Consolidated
       Operating Cash Flow shall equal or exceed the percentage of Consolidated Debt Service specified in the table below, measured as of the last day of such period:

                   First Quarter Ending            Percentage
                   --------------------            ----------

              On or after March 31, 1998                110%
              and prior to March 31, 1999

              On or after March 31, 1999                115%
              and prior to December 31, 1999

              On or after December 31, 1999             120%

              6.5.4. Capital Expenditures. The aggregate amount of Capital Expenditures of the Company and its Subsidiaries, determined on a Consolidated basis, for the fiscal year of the Company ending December 31, 1998 will not exceed $2,000,000; provided, that the portion of such Capital Expenditures relating to properties other than the Ranger Pipeline connection and a new computer system will not exceed $1,000,000. The aggregate amount of Capital Expenditures of the Company and its Subsidiaries, determined on a Consolidated basis, for each fiscal year of the Company ending on or after December 31, 1999 shall not exceed the sum of $1,250,000 plus the amount by which Capital Expenditures made in the immediately preceding fiscal year were less than $1,250,000.

              6.5.5. Minimum Consolidated EBITDA. (a) For each fiscal quarter of the Company, commencing with the fiscal quarter ending December 31, 1997, the Consolidated EBITDA shall equal or exceed zero; and (b) for each period of four consecutive fiscal quarters of the Company ending on a date during each period specified below, the Consolidated EBITDA of the Company shall equal or exceed the amount set forth below next to such period.

                   Fiscal Quarter Ending                  Amount
                   ---------------------                  ------

              On December 31, 1997                      $ 8,800,000

              After December 31, 1997                   $ 8,500,000
              and prior to March 31, 1999

              On and after March 31, 1999               $ 9,000,000
              and prior to December 31, 1999

              On and after December 31, 1999            $10,000,000

              6.5.6.   Net Working Capital.  Consolidated Net
       Working Capital shall not on any date be less than $1.00.

              6.5.7. Consolidated Net Worth. Consolidated Net Worth shall at all times on and after December 31, 1997 equal or exceed the sum of (a) the Consolidated Net Worth as of December 31, 1997 minus $5,000,000 plus (b) the amount by which Consolidated Net Worth has been increased after December 31, 1997 as a result of capital contributions, the issuance of partnership units or other equity interests of the Company or any of its Subsidiaries, the issuance of warrants, options or other rights to acquire such partnership units or other equity interests or the exercise of warrants, options or other rights or the conversion of securities into such partnership units or other equity interests plus (c) 50% of Consolidated Net Income (if positive) for each fiscal quarter of the Company thereafter, plus (d) 100% of Net Equity Proceeds realized by the Company after December 31, 1997, minus (e) the amount of any reduction of Consolidated Net Worth as the result of writedowns taken on or prior to December 31, 1998 in connection with the Refinery conversion not exceeding in the aggregate $30,000,000.

       6.6. Indebtedness. Neither the Company nor any of its Subsidiaries shall create, incur, assume or otherwise become or remain liable with respect to any Indebtedness (or become contractually committed to do so), except the following:

              6.6.1.   Indebtedness in respect of the Credit
       Obligations.

              6.6.2.   Guarantees permitted by Section 6.7.

              6.6.3.   Current liabilities, other than Financing
       Debt, incurred in the ordinary course of business.

              6.6.4. To the extent that payment thereof shall not at the time be required by Section 6.1, Indebtedness in respect of taxes, assessments, governmental charges and claims for labor, materials and supplies.

              6.6.5. Indebtedness secured by Liens of carriers, warehouses, mechanics and landlords permitted by Sections 6.8.5 and 6.8.6.

              6.6.6. Indebtedness in respect of judgments or awards (a) which have been in force for less than the applicable appeal period or (b) in respect of which the Company or any Subsidiary shall at the time in good faith be prosecuting an appeal or proceedings for review and, in the case of each of clauses (a) and (b), the Company or such Subsidiary shall have taken appropriate reserves therefor in accordance with GAAP and execution of such judgment or award shall not be levied.

              6.6.7. To the extent permitted by Section 6.8.7, Indebtedness in respect of Capitalized Lease Obligations or secured by purchase money security interests not to exceed
       $150,000 in aggregate principal amount at any time outstanding.

              6.6.8. Indebtedness in respect of deferred taxes arising in the ordinary course of business.

              6.6.9. Indebtedness in respect of inter-company loans and advances among the Company and its Subsidiaries which are not prohibited by Section 6.9.

              6.6.10. Prior to the advance of the Term Loan on the Term Loan Closing Date, Indebtedness of the Obligors in respect of the Varde Term Loan, so long as the interest rate paid in cash on the Varde Term Loan is not in excess of the Eurodollar Rate plus 350 basis points (with the remainder to accrue as PIK Interest) for interest accruing through June 30, 1998 and that interest accruing on the Varde Term Loan, if any, after June 30, 1998 shall not exceed the per annum rate of 11% in 1998, 13% in 1999, 15% in 2000, 17% in 2001 and 19% in 2002 (subject to reduction by 2% in each year after 1998 from and after the occurrence of the Stage 3 Closing Date).

              6.6.11. Indebtedness of the Obligors in respect of the Varde Securities, so long as such Indebtedness is subordinated to the Credit Obligations in accordance with the Varde Subordination Agreement.

              6.6.12. Indebtedness of the Company to the Special General Partner, so long as such Indebtedness is subordinated to the Credit Obligations in accordance with the Pride SGP Subordination Agreement

              6.6.13.   Unfunded pension liabilities and
       obligations
       with respect to Plans so long as the Company and all other
       ERISA Group Persons are in compliance with Section 6.16.

              6.6.14. Other Indebtedness outstanding on the date hereof and described in Exhibit 7.3 and (except with respect to the Prior Credit Agreement, which shall be terminated on the Initial Closing Date) all renewals and extensions thereof not in excess of the amount thereof outstanding immediately prior to such renewal or extension.

       6.7. Guarantees; Letters of Credit. Neither the Company nor any of its Subsidiaries shall become or remain liable with respect to any Guarantee, including reimbursement obligations, whether contingent or matured, under letters of credit or other financial guarantees by third parties (or become contractually committed do to so), except the following:

              6.7.1.   Letters of Credit and Guarantees of the
Credit Obligations.

              6.7.2. Guarantees by the Company of Indebtedness and other obligations incurred by its Subsidiaries and permitted by Section 6.6.

       6.8. Liens. Neither the Company nor any of its Subsidiaries shall create, incur or enter into, or suffer to be created or incurred or to exist, any Lien (or become contractually committed to do so), except the following:

              6.8.1. Liens on the Credit Security that secure the Credit Obligations.

              6.8.2. Liens to secure taxes, assessments and other governmental charges, to the extent that payment thereof shall not at the time be required by Section 6.1.

              6.8.3. Deposits or pledges made (a) in connection with, or to secure payment of, workers' compensation, unemployment insurance, old age pensions or other social security, (b) in connection with casualty insurance maintained in accordance with Section 6.3, (c) to secure the performance of bids, tenders, contracts (other than contracts relating to Financing Debt) or leases, (d) to secure statutory obligations or surety or appeal bonds,
       (e) to secure indemnity, performance or other similar bonds in the ordinary course of business or (f) in connection with contested amounts to the extent that payment thereof shall not at that time be required by Section 6.1.

              6.8.4. Liens in respect of judgments or awards, to the extent that such judgments or awards are permitted by
       Section 6.6.6 but only to the extent that such Liens are junior to the Liens on the Credit Security granted to secure the Credit Obligations.

              6.8.5. Liens of carriers, warehouses, mechanics and similar Liens, in each case (a) in existence less than 90 days from the date of creation thereof or (b) being contested in good faith by the Company or any Subsidiary in appropriate proceedings (so long as the Company or such Subsidiary shall, in accordance with GAAP, have set aside on its books adequate reserves with respect thereto).

              6.8.6. Encumbrances in the nature of (a) zoning restrictions, (b) easements, (c) restrictions of record on the use of real property, (d) landlords' and lessors' Liens on rented premises and (e) restrictions on transfers or assignment of leases, which in each case do not materially detract from the value of the encumbered property or impair the use thereof in the business of the Company or any Subsidiary.

              6.8.7. Liens constituting (a) purchase money security interests (including mortgages, conditional sales, Capitalized Leases and any other title retention or deferred purchase devices) in real property, interests in leases or tangible personal property (other than inventory) existing or created on the date on which such property is acquired, and (b) the renewal, extension or refunding of any security interest referred to in the foregoing clause (a) in an amount not to exceed the amount thereof remaining unpaid immediately prior to such renewal, extension or refunding; provided, however, that (i) each such security interest shall attach solely to the particular item of property so acquired, and the principal amount of Indebtedness (including Indebtedness in respect of Capitalized Lease Obligations) secured thereby shall not exceed the cost (including all such Indebtedness secured thereby, whether or not assumed) of such item of property; and (ii) the aggregate principal amount of all Indebtedness secured by Liens permitted by this Section 6.8.7 shall not exceed the amount permitted by Section 6.6.7.

              6.8.8.   Restrictions under federal and state
       securities laws on the transfer of securities.

              6.8.9. The sale of doubtful accounts receivable for collection in the ordinary course of business.

              6.8.10. Prior to the advance of the Term Loan on the
       Term Loan Closing Date, Liens securing the Varde Term Loan and the Varde Securities, so long as such Liens are subject to the Intercreditor Agreement.

              6.8.11.   Liens as in effect on the date hereof
       described in Exhibit 7.3 and securing Indebtedness permitted by Section 6.6.12.

       6.9. Investments and Acquisitions. Neither the Company nor any of its Subsidiaries shall have outstanding, acquire or hold any Investment (including any Investment consisting of the acquisition of any business) (or become contractually committed to do so), except the following:

              6.9.1.   Investments of the Company and its
       Subsidiaries in Wholly Owned Subsidiaries which are
       Guarantors as of the date hereof; provided, however, that no such Investment shall involve the transfer by the Company or any Subsidiary of the Company of any material assets other than cash.

              6.9.2. Intercompany loans and advances from any Wholly Owned Subsidiary to the Company but in each case only to the extent reasonably necessary for Consolidated tax planning and working capital management.

              6.9.3.   Investments in Cash Equivalents.

              6.9.4.   Guarantees permitted by Section 6.7.

       6.10. Distributions. Neither the Company nor any of its Subsidiaries shall make any Distribution (or become contractually committed to do so), unless a written consent from the Agent is granted, except that so long as no Event of Default shall have occurred and be continuing and after giving effect thereto no Event of Default shall exist, the Company may do the following:

              6.10.1. The Company may make Distributions of cash in an amount equal to the scheduled, mandatory cash payments owed to Varde with respect to the Varde Securities;
       provided, however, that such payments shall not exceed
       $1,090,000 in any fiscal year of the Company.

              6.10.2. The Company may make the payments to Varde from proceeds of the DFSC Claim provided in Section 4.3.5.

              6.10.3. The Company may redeem unit appreciation rights in respect of its limited partnership units issued to employees of the Company, provided that the amounts paid in respect of such redemption shall not exceed $750,000 in any fiscal year or $2,000,000 in the aggregate.

              6.10.4. The Company may pay to the Special General Partner pipeline rentals not exceeding in any fiscal year
       $400,000 or such larger amount as shall have been approved in writing by the Required Lenders acting in their discretion.

              6.10.5. From and after the date that neither the Varde Term Loan nor the Term Loan shall remain or be outstanding (and no commitment to make the Term Loan shall remain in effect), the Company may make the required prepayments in respect of the Varde Securities provided in Sections 2.7(b) through 2.7(e) of the Varde Credit Agreement, but only so long as immediately after giving effect to such payments the Consolidated Net Working Capital of the Company and its Subsidiaries shall be not less than $6,000,000.

       6.11. Asset Dispositions and Mergers. Neither the Company nor any of its Subsidiaries shall merge or enter into a consolidation or sell, lease, exchange, sell and lease back, sublease or otherwise dispose of any of its assets (or become contractually committed to do so), except the following:

              6.11.1. The Company and any of its Subsidiaries may sell or otherwise dispose of (a) inventory and Cash Equivalents in the ordinary course of business, (b) tangible assets (i) that will be replaced in the ordinary course of business within 12 months by other tangible assets of equal or greater value or (ii) that are no longer used or useful in the business of the Company or such Subsidiary; provided, however that the aggregate fair market value (book value, if greater) of all assets sold under this clause (b) in any fiscal year shall not exceed $2,000,000 and (c) doubtful accounts receivable for collection purposes in the ordinary course of business.

              Any Wholly Owned Subsidiary of the Company
       (other than the Company) may merge or be liquidated into the Company or any other Wholly Owned Subsidiary of the Company so long as after giving effect to any such merger to which the Company is a party the Company shall be the surviving or resulting Person.

              6.11.3. Licensing of products and intangible assets for fair value in the ordinary course of business.

       6.12. Issuance of Stock by Subsidiaries; Subsidiary
Distributions.

              6.12.1. Issuance of Stock by Subsidiaries. No Subsidiary shall issue or sell any shares of its capital stock or other evidence of beneficial ownership to any Person other than (a) the Company or any Wholly Owned Subsidiary of the Company, which shares shall have been pledged to the Collateral Agent as part of the Credit Security to the extent required by the Guarantee and Security Agreement and (b) directors of Subsidiaries as qualifying shares to the extent required by Legal Requirements and, in the case of Foreign Subsidiaries, shares required by Legal Requirements to be held by foreign nationals.

              6.12.2.   No Restrictions on Subsidiary
       Distributions.
       Except for this Agreement and the Credit Documents, neither the Company nor any Subsidiary shall enter into or be bound by any agreement (including covenants requiring the maintenance of specified amounts of net worth or working capital) restricting the right of any Subsidiary to make Distributions or extensions of credit to the Company (directly or indirectly through another Subsidiary).

       6.13. Voluntary Prepayments of Other Indebtedness. Neither the Company nor any of its Subsidiaries shall make any voluntary prepayment (other than mandatory scheduled payments) of principal of or interest on any Financing Debt (other than the Varde Term Loan and the Credit Obligations) or make any voluntary redemptions or repurchases of Financing Debt (other than the Varde Term Loan and the Credit Obligations), except as permitted by Sections 4.3.5 and 6.10. The Company shall make no payment of principal (including accrued PIK Interest) on the Varde Term Loan except to the extent of payments permitted under Section 4.3.5, payments that otherwise would have been required to be applied to payment of the Term Loan under Sections 4.2, 4.3.2, 4.3.3 and
4.3.4 and payment in full of the Varde Term Loan (including PIK Interest) upon the occurrence of the Term Loan Closing Date.

       6.14. Derivative Contracts. Neither the Company nor any of its Subsidiaries shall enter into any Interest Rate Protection Agreement, foreign currency exchange contract or other financial or commodity derivative contracts except to provide hedge protection for an underlying economic transaction in the ordinary course of business.

       6.15. Negative Pledge Clauses. Neither the Company nor any of its Subsidiaries shall enter into any agreement, instrument, deed or lease which prohibits or limits the ability of the Company or any of its Subsidiaries to create, incur, assume or suffer to exist any Lien upon any of their respective properties, assets or revenues, whether now owned or hereafter acquired, or which requires the grant of any collateral for such obligation if collateral is granted for another obligation, except the following:

              6.15.1.   This Agreement and the other Credit
       Documents.

              6.15.2.   Covenants in documents creating Liens
       permitted by Section 6.8 prohibiting further Liens on the assets encumbered thereby.

              6.15.3.   Covenants in documents relating to
       Indebtedness of Subsidiaries acquired by the Company after date hereof; provided that such covenants restrict only
       Liens relating to assets of such Subsidiaries in existence on the date of such acquisition.

              6.15.4. The provisions of Section 7.2 and 7.7 of the Varde Credit Agreement, so long as such provisions do not restrict the granting of Liens to secure the Credit
       Obligations.

       6.16. ERISA, etc. Each of the Company and its Subsidiaries shall comply, and shall cause all ERISA Group Persons to comply, in all material respects, with the provisions of ERISA and the Code applicable to each Plan. Each of the Company and its Subsidiaries shall meet, and shall cause all ERISA Group Persons to meet, all minimum funding requirements applicable to them with respect to any Plan pursuant to section 302 of ERISA or section 412 of the Code, without giving effect to any waivers of such requirements or extensions of the related amortization periods which may be granted. At no time shall the Accumulated Benefit Obligations under any Plan that is not a Multiemployer Plan exceed the fair market value of the assets of such Plan allocable to such benefits by more than $1,000,000.
The Company and its Subsidiaries shall not withdraw, and shall cause all other ERISA Group Persons not to withdraw, in whole or in part, from any Multiemployer Plan so as to give rise to withdrawal liability exceeding $1,000,000 in the aggregate. At no time shall the actuarial present value of unfunded liabilities for post-employment health care benefits (other than COBRA continuation coverage benefits), whether or not provided under a Plan, calculated in a manner consistent with Statement No. 106 of the Financial Accounting Standards Board, exceed $1,000,000.

       6.17. Transactions with Affiliates. Neither the Company nor any of its Subsidiaries shall effect any transaction with any of their respective Affiliates (except for the Company and its Subsidiaries) on a basis less favorable to the Company and its Subsidiaries than would be the case if such transaction had been effected with a non-Affiliate. Any fees owed by the Company to any member of its management or any other fees or indebtedness payable to any Affiliate of the Company or any representatives of such Affiliates shall be subordinated to the Loans, provided, however, that this sentence shall not apply to amounts (including both principal and interest) owing to Varde in respect of the Varde Term Loan or to salaries, wages, bonuses or directors' fees owed to officers or employees.

       6.18.         Environmental Laws.

              6.18.1. Compliance with Law and Permits. Each of the Company and its Subsidiaries shall use and operate all of its facilities and properties in material compliance with all Environmental Laws, keep in effect all necessary permits, approvals, certificates, licenses and other authorizations relating to environmental matters and remain in material compliance therewith, and handle all Hazardous Materials in material compliance with all applicable Environmental Laws.

              6.18.2. Notice of Claims, etc. Each of the Company and its Subsidiaries shall immediately notify the Agent, and provide copies upon receipt, of all written claims, complaints, notices or inquiries from governmental authorities relating to the condition of its facilities and properties or compliance with Environmental Laws, and shall promptly cure and have dismissed with prejudice to the reasonable satisfaction of the Agent any actions and proceedings relating to compliance with Environmental Laws.

       6.19.         Other Covenants.

              6.19.1. Refinery Conversion. As soon as all operational prerequisites for receiving product under the Texaco Supply Contract have been met, the Company will appropriately request all required approvals from DFSC to substitute the manufacturing origination site of product under all pertinent DFSC contracts and shall use best efforts to secure such approvals. Upon receipt from DFSC of all required approvals to substitute product under each existing or pending DFSC contract, the Company within 30 days shall shut down the refinery operations and refinery facilities at the Refinery, maintaining it thereafter as a refined products terminal. The occurrence of the Refinery Conversion Date shall be determined by written certificate of the Company satisfactory to the Agent addressed to the Lenders to the effect that the refinery operations at the Refinery have been shut down and any conditions thereto satisfied and the business operations of the Company at the Refinery have been reconfigured to substitute Texaco product for the refinery production. In addition, the Agent shall have received written certificates of the Expert with respect to the shutdown of refinery operations in accordance with the procedures and forms of certificates attached hereto as Exhibit 6.19.1, but without any exception or qualification except as may have been approved by the Agent in writing.

              6.19.2. Texaco Supply Contract. All operational prerequisites for receiving product under the Texaco Supply Contract shall be achieved, and the Texaco Supply Contract shall become effective and all parties to such agreement shall have commenced performance or be fully capable of performing their duties under the Texaco Supply Contract, including the transport of crude oil and petroleum products as contemplated in such agreement, not later than March 31, 1998.

              6.19.3. Maximum Open Inventory. The Company shall maintain a maximum open inventory position no greater than 1,000,000 barrels prior to the Refinery Conversion Date and 750,000 barrels thereafter.

              6.19.4. Interest Rate Hedging. The Company shall maintain interest rate hedging agreements on fifty percent
       (50%) of the amount outstanding under the Term Loan with the terms of such agreements acceptable to the Agent.

              6.19.5. Take-or-pay. No Obligor will enter into or maintain any "take-or-pay" contract or other contract or other arrangement for the purchase of goods or services which obligates such Obligor to pay for such goods or services regardless of whether they are delivered or furnished to or accepted by such Obligor.

              6.19.6. Deposit Accounts. Neither the Company nor any Guarantor will maintain a deposit account with any bank or other financial institution other than BankBoston unless either (a) the balance in such deposit account shall at no time exceed $25,000 and the total of the balances in all such deposit accounts shall at no time exceed $100,000, or
       (b) the Company or the applicable Guarantor and the depository institution in which such account is maintained shall have executed and delivered to the Collateral Agent an Agency Account Agreement relating to such deposit account, together with such additional documents as the Collateral Agent shall reasonably request to perfect its interest in such deposit account.

7. Representations and Warranties. In order to induce the Lenders to extend credit to the Company hereunder, each of the Pride Parties and the other Guarantors jointly and severally represents and warrants as follows:

       7.1.   Organization and Business.

              7.1.1.   The Company.  The Company is a duly
       organized
       and validly existing limited partnership, in good standing under the laws of Delaware, with all power and authority, corporate or otherwise, necessary to (a) enter into and perform this Agreement and each other Credit Document to which it is party, (b) guarantee the Credit Obligations, (c) grant the Agent for the benefit of the Lenders the security interests in the Credit Security owned by it to secure the Credit Obligations and (d) own its properties and carry on the business now conducted or proposed to be conducted by it. Certified copies of the Charter and By-laws of the Company have been previously delivered to the Agent and are correct and complete. Exhibit 7.1, as from time to time hereafter supplemented in accordance with Sections 6.4.1 and 6.4.2, sets forth, as of the later of the date hereof or the end of the most recent fiscal quarter for which financial statements are required to be furnished in accordance with such Sections, (i) the jurisdiction of incorporation of the Company, (ii) the address of the Company's principal executive office and chief place of business, (iii) each name, including any trade name, under which the Company conducts its business and (iv) the jurisdictions in which the Company keeps tangible personal property.

              7.1.2. Subsidiaries. Each Subsidiary of the Company is duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is organized, with all power and authority, corporate or otherwise, necessary to (a) enter into and perform this Agreement and each other Credit Document to which it is party, (b) guarantee (in the case of the Company, incur) the Credit Obligations, (c) grant the Agent for the benefit of the Lenders the security interest in the Credit Security owned by such Subsidiary to secure the Credit Obligations and (d) own its properties and carry on the business now conducted or proposed to be conducted by it. Certified copies of the Charter and By-laws of each Subsidiary of the Company have been previously delivered to the Agent and are correct and complete. Exhibit 7.1, as from time to time hereafter supplemented in accordance with Sections 6.4.1 and 6.4.2, sets forth, as of the later of the date hereof or the end of the most recent fiscal quarter for which financial statements are required to be furnished in accordance with such Sections, (i) the name and jurisdiction of organization of each Subsidiary of the Company, (ii) the address of the chief executive office and principal place of business of each such Subsidiary, (iii) each name under which each such Subsidiary conducts its business, (iv) each jurisdiction in which each such Subsidiary keeps tangible personal property, and (v) the number of authorized and issued shares and ownership of each such Subsidiary.

              7.1.3. Qualification. Each of the Pride Parties is duly and legally qualified to do business as a foreign corporation or other entity and is in good standing in each state or jurisdiction in which such qualification is required and is duly authorized, qualified and licensed under all laws, regulations, ordinances or orders of public authorities, or otherwise, to carry on its business in the places and in the manner in which it is conducted, except for failures to be so qualified, authorized or licensed which would not in the aggregate result, or create a material risk of resulting, in any Material Adverse Change.

              7.1.4. Capitalization. No options, warrants, conversion rights, preemptive rights or other statutory or contractual rights to purchase shares of capital stock or other securities of any Subsidiary now exist, nor has any Subsidiary authorized any such right, nor is any Subsidiary obligated in any other manner to issue shares of its capital stock or other securities.

       7.2.   Financial Statements and Other Information; Material
Agreements.

              7.2.1. Financial Statements and Other Information. The Company has previously furnished to the Lenders copies of the following:

              (a) The audited Consolidated balance sheets of the Company and its Subsidiaries as at December 31 in each of 1994, 1995 and 1996 and the audited Consolidated statements of income and the audited Consolidated statements of changes in shareholders' equity and of cash flows of the Company and its Subsidiaries for the fiscal years of the Company then ended.

              (b) The unaudited Consolidated balance sheet of the Company and its Subsidiaries as at September 30, 1997 and the unaudited Consolidated statements of income, of changes in shareholders' equity and of cash flows of the Company and its Subsidiaries for the portion of the fiscal year then ended.

              (c) The Company's report on Form 10-K for its fiscal year ended December 31, 1996, and report on Form 10-Q for its fiscal quarter ended September 30, 1997, each as filed with the Securities and Exchange Commission.

              (d)   Management's five-year financial and
       operational projections for the Company and its Subsidiaries.

              (e)   Calculations with respect to the Computation
       Covenants as of the end of the most recent month preceding the date hereof on a pro forma basis giving effect to the incurrence of the Credit Obligations.

              (f) Offering Memorandum of the Company presented by Simmons & Company International, dated November 1997 (the
       "Offering Memorandum").

              The audited Consolidated financial statements (including the notes thereto) referred to in clause (a) above were prepared in accordance with GAAP and fairly present in all material respects the financial position of the Company and its Subsidiaries on a Consolidated basis at the respective dates thereof and the results of their operations for the periods covered thereby. The unaudited Consolidated financial statements referred to in clause (b) above were prepared in accordance with GAAP and fairly present in all material respects the financial position of the Company and its Subsidiaries at the respective dates thereof and the results of their operations for the periods covered thereby, subject to normal year-end audit adjustments and the addition of footnotes in the case of interim financial statements. Neither the Company nor any of its Subsidiaries has any known contingent liability material to the Company and its Subsidiaries on a Consolidated basis which is not reflected in the balance sheets referred to in clauses (a) or (b) above (or delivered pursuant to Sections 6.4.1 or 6.4.2) or in the notes thereto.

              The Form 10-K and Form 10-Q referred to in clause (c) above contained all information required to be contained therein and otherwise complied in all material respects with the Exchange Act and the rules and regulations thereunder. Such forms did not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading in the light of the circumstances under which they were made.

              In the Company's judgment, the financial and operational projections referred to in clause (d) above constitute a reasonable basis as of the Initial Closing Date for the assessment of the future performance of the Company and its Subsidiaries during the periods indicated therein, it being understood that any projected financial information represents an estimate, based on various assumptions, of future results of operations which may or may not in fact occur. The Company anticipates that costs associated with closing the Refinery will not exceed $700,000 with respect to employee severance and $1,200,000 with respect to other shut-down costs (including environmental costs) and will not exceed $1,800,000 in the aggregate.

              As of the date thereof, the Offering Memorandum did not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading in light of the circumstances under which they were made; provided, however, that the descriptions in the Offering Memorandum of other documents and agreements are intended to be summaries only and do not provide comprehensive descriptions of the terms and conditions contained in such documents and agreements.

              7.2.2. Material Agreements. The Company has previously furnished to the Lenders correct and complete copies, including all exhibits, schedules and amendments thereto, of the agreements and instruments, each as in effect on the date hereof, listed in Exhibit 7.2.2, which constitute all agreements and instruments material to the Company and its Subsidiaries on a Consolidated basis (the "Material Agreements").

       7.3. Agreements Relating to Financing Debt, Investments, etc. Exhibit 7.3, as from time to time hereafter supplemented in accordance with Sections 6.4.1 and 6.4.2, sets forth (a) the amounts (as of the dates indicated in Exhibit 7.3, as so supplemented) of all Financing Debt of the Company and its Subsidiaries and all agreements which relate to such Financing Debt, (b) all Liens and Guarantees with respect to such Financing Debt, (c) all agreements which directly or indirectly require the Company or any Subsidiary to make any Investment, (d) material license agreements with respect to the products of the Company and its Subsidiaries, including the parties thereto and the expiration dates thereof and (e) all trademarks, tradenames, service marks, service names and patents registered with the federal Patent and Trademark Office (or with respect to which applications for such registration have been filed). The Company has furnished the Lenders correct and complete copies of any agreements described in clauses (a) through (e) above requested by the Required Lenders.

       7.4. Changes in Condition. Since December 31, 1996 no Material Adverse Change has occurred and between December 31, 1996 and the date hereof, neither the Company nor any Subsidiary of the Company has entered into any material transaction outside the ordinary course of business except for the transactions contemplated by this Agreement and the Material Agreements.

       7.5. Title to Assets. The Obligors have good and indefeasible title to all assets necessary for or used in the operations of their business as now conducted by them and reflected in the most recent balance sheet referred to in
Section 7.2.1 (or the balance sheet most recently furnished to the Lenders pursuant to Sections 6.4.1 or 6.4.2), and to all assets acquired subsequent to the date of such balance sheet, subject to no Liens except for Liens permitted by Section 6.8 and except for assets disposed of as permitted by Section 6.11.

       7.6. Operations in Conformity With Law, etc. The operations of the Company and its Subsidiaries as now conducted or proposed to be conducted are not in violation of, nor is the Company or its Subsidiaries in default under, any Legal Requirement presently in effect, except for such violations and defaults as do not and will not, in the aggregate, result, or create a material risk of resulting, in any Material Adverse Change. The Company has received no notice of any such violation or default and has no knowledge of any basis on which the operations of the Company or its Subsidiaries, as now conducted and as currently proposed to be conducted after the date hereof, would be held so as to violate or to give rise to any such violation or default.

       7.7. Litigation. No litigation, at law or in equity, or any proceeding before any court, board or other governmental or administrative agency or any arbitrator is pending or, to the knowledge of the Company, the Company or any Guarantor, threatened which involves any material risk of any final judgment, order or liability which, after giving effect to any applicable insurance, has resulted, or creates a material risk of resulting, in any Material Adverse Change or which seeks to enjoin the consummation, or which questions the validity, of any of the transactions contemplated by this Agreement or any other Credit Document. No judgment, decree or order of any court, board or other governmental or administrative agency or any arbitrator has been issued against or binds the Company or any of its Subsidiaries which has resulted, or creates a material risk of resulting, in any Material Adverse Change. A description of all of the pending litigation of the Company and the Guarantors is set forth in Exhibit 7.7 hereto.

       7.8. Authorization and Enforceability. Each of the Company and each other Obligor has taken all corporate action required to execute, deliver and perform this Agreement and each other Credit Document to which it is party. No consent of stockholders of the Company is necessary in order to authorize the execution, delivery or performance of this Agreement or any other Credit Document to which the Company is party. Each of this Agreement and each other Credit Document constitutes the legal, valid and binding obligation of each Obligor party thereto and is enforceable against such Obligor in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer or other similar laws relating to or affecting the enforceability of creditors' rights generally and by general principles of equity, regardless of whether such enforceability is sought in a proceeding in equity or at law.

       7.9. No Legal Obstacle to Agreements. Neither the execution and delivery of this Agreement or any other Credit Document, nor the making of any borrowings hereunder, nor the guaranteeing of the Credit Obligations, nor the securing of the Credit Obligations with the Credit Security, nor the consummation of any transaction (other than the Acquisition) referred to in or contemplated by this Agreement or any other Credit Document, nor the fulfillment of the terms hereof or thereof (other than the consummation of the Acquisition) or of any other agreement, instrument, deed or lease contemplated by this Agreement or any other Credit Document (other than the Acquisition Agreement), has constituted or resulted in or will constitute or result in:

              (a) any breach or termination of the provisions of any agreement, instrument, deed or lease to which the Company, any of its Subsidiaries or any other Obligor is a party or by which it is bound, or of the Charter or By-laws of the Company, any of its Subsidiaries or any other Obligor;

              (b) the violation of any law, statute, judgment, decree or governmental order, rule or regulation applicable to the Company, any of its Subsidiaries or any other
       Obligor;

              (c) the creation under any agreement, instrument, deed or lease of any Lien (other than Liens on the Credit Security which secure the Credit Obligations) upon any of the assets of the Company, any of its Subsidiaries or any other Obligor; or

              (d) any redemption, retirement or other repurchase obligation of the Company, any of its Subsidiaries or any other Obligor under any Charter, By-law, agreement, instrument, deed or lease.

No approval, authorization or other action by, or declaration to or filing with, any governmental or administrative authority or any other Person is required to be obtained or made by the Company, any of its Subsidiaries or any other Obligor in connection with the execution, delivery and performance of this Agreement, the Notes or any other Credit Document, the transactions contemplated hereby or thereby, the making of any borrowing hereunder, the guaranteeing of the Credit Obligations or the securing of the Credit Obligations with the Credit Security (other than filings necessary to perfect the Agent's security interest in the Credit Security).

       7.10. Defaults. Neither the Company nor any of its Subsidiaries is in default under any provision of its Charter or By-laws or of this Agreement or any other Credit Document.
Neither the Company nor any of its Subsidiaries is in default under any provision of any agreement, instrument, deed or lease to which it is party or by which it or its property is bound so as to result, or create a material risk of resulting, in any Material Adverse Change.

       7.11. Licenses, etc. The Company and its Subsidiaries have all patents, patent applications, patent licenses, patent rights, trademarks, trademark rights, trade names, trade name rights, copyrights, licenses, franchises, permits, authorizations and other rights as are necessary for the conduct of the business of the Company and its Subsidiaries as now conducted by them.
All of the foregoing are in full force and effect in all material respects, and each of the Company and its Subsidiaries is in substantial compliance with the foregoing without any known conflict with the valid rights of others which has resulted, or creates a material risk of resulting, in any Material Adverse Change. No event has occurred which permits, or after notice or lapse of time or both would permit, the revocation or termination of any such license, franchise or other right or which affects the rights of any of the Company and its Subsidiaries thereunder so as to result, or to create a material risk of resulting, in any Material Adverse Change.

       7.12. Tax Returns. Each of the Company and its Subsidiaries has filed all material tax and information returns which are required to be filed by it and has paid, or made adequate provision for the payment of, all taxes which have or may become due pursuant to such returns or to any assessment received by it, other than taxes and assessments being contested by the Company and its Subsidiaries in good faith by appropriate proceedings and for which adequate reserves have been taken in accordance with GAAP. Neither the Company nor any of its Subsidiaries knows of any material additional assessments or any basis therefor. The Company reasonably believes that the charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of taxes or other governmental charges are adequate.

       7.13.         Certain Business Representations.

              7.13.1. Labor Relations. No dispute or controversy between the Company or any of its Subsidiaries and any of their respective employees has resulted, or is reasonably likely to result, in any Material Adverse Change, and neither the Company nor any of its Subsidiaries anticipates that its relationships with its unions or employees will result, or are reasonably likely to result, in any Material Adverse Change. The Company and each of its Subsidiaries is in compliance in all material respects with all federal and state laws with respect to (a) non-discrimination in employment with which the failure to comply, in the aggregate, has resulted, or creates a material risk of resulting, in a Material Adverse Change and (b) the payment of wages.

              7.13.2.   Antitrust.  Each of the Company and its
       Subsidiaries is in compliance in all material respects with all federal and state antitrust laws relating to its business and the geographic concentration of its business.

              7.13.3. Consumer Protection. Neither the Company nor any of its Subsidiaries is in violation of any rule, regulation, order, or interpretation of any rule, regulation or order of the Federal Trade Commission (including truth-in-lending), with which the failure to comply, in the aggregate, has resulted, or creates a material risk of resulting, in a Material Adverse Change.

              7.13.4. Extraordinary Obligations. Neither the Company nor any of its Subsidiaries is party to or bound by any agreement, instrument, deed or lease or is subject to any Charter, By-law or other restriction, commitment or requirement which, in the opinion of the management of such Person, is so unusually burdensome as in the foreseeable future to result, or create a material risk of resulting, in a Material Adverse Change.

              7.13.5. Future Expenditures. Neither the Company nor any of its Subsidiaries anticipate that the future expenditures, if any, by the Company and its Subsidiaries needed to meet the provisions of any federal, state or foreign governmental statutes, orders, rules or regulations will be so burdensome as to result, or create a material risk of resulting, in any Material Adverse Change.

       7.14.  Environmental Regulations.

              7.14.1. Environmental Compliance. Each of the Company and its Subsidiaries is in compliance in all material respects with the Clean Air Act, the Federal Water Pollution Control Act, the Marine Protection Research and Sanctuaries Act, RCRA, CERCLA and any other Environmental Law in effect in any jurisdiction in which any properties of the Company or any of its Subsidiaries are located or where any of them conducts its business, and with all applicable published rules and regulations (and applicable standards and requirements) of the federal Environmental Protection Agency and of any similar agencies in states or foreign countries in which the Company or its Subsidiaries conducts its business other than those which in the aggregate have not resulted, and do not create a material risk of resulting, in a Material Adverse Change.

              7.14.2. Environmental Litigation. No suit, claim, action or proceeding of which the Company or any of its Subsidiaries has been given notice or otherwise has knowledge is now pending before any court, governmental agency or board or other forum, or to the Company's or any of its Subsidiaries knowledge, threatened by any Person (nor to the Company's or any of its Subsidiaries' knowledge, does any factual basis exist therefor) for, and neither the Company nor any of its Subsidiaries have received written correspondence from any federal, state or local governmental authority with respect to:

              (a) noncompliance by the Company or any of its Subsidiaries with any Environmental Law;

              (b) personal injury, wrongful death or other tortious conduct relating to materials, commodities or products used, generated, sold, transferred or manufactured by the Company or any of its Subsidiaries (including products made of, containing or incorporating asbestos, lead or other
       Hazardous Material; or

              (c) the release into the environment by the Company or any of its Subsidiaries of any Hazardous Material generated by the Company or any of its Subsidiaries whether or not occurring at or on a site owned, leased or operated by the Company or any of its Subsidiaries.

              7.14.3. Hazardous Material. Exhibit 7.14 (as from time to time hereafter supplemented in accordance with Sections 6.4.1 and 6.4.2) contains a list as of the date hereof of all waste disposal or dump sites at which Hazardous Material generated by either the Company or any of its Subsidiaries has been disposed of directly by the Company or any of its Subsidiaries and all independent contractors to whom the Company and its Subsidiaries have delivered Hazardous Material, or to the Company's or any of its Subsidiaries' knowledge, where Hazardous Material finally came to be located, and indicates all such sites which are or have been included (including as a potential or suspect site) in any published federal, state or local "superfund" or other list of hazardous or toxic waste sites.

       Any waste disposal or dump sites at which Hazardous Material generated by either the Company or any of its Subsidiaries has been disposed of directly by the Company or any of its Subsidiaries and all independent contractors to whom the Company or any of its Subsidiaries have delivered Hazardous Material, or to the Company's or any of its Subsidiaries' knowledge, where Hazardous Material finally came to be located, has not resulted, and does not create a material risk of resulting, in a Material Adverse Change.

              7.14.4.   Environmental Condition of Properties.
       None of the properties owned or leased by the Company or any of its Subsidiaries has been used as a treatment, storage or disposal site for Hazardous Material, other than as disclosed in Exhibit 7.14 (as from time to time hereafter supplemented in accordance with Sections 6.4.1 and 6.4.2). No Hazardous Material is present in any real property currently or formerly owned or operated by the Company or any of its Subsidiaries except that which has not resulted, and does not create a material risk of resulting, in a Material Adverse Change.

              7.14.5.   Remediation Costs.  The cost in current
       dollars of required environmental remediation at the facilities of the Company and the Obligors does not exceed
       $3,600,000.

              7.14.6. ENSR Report. The information set forth in the Environmental Due Diligence and Compliance Investigation of Pride Facilities dated December 1997 prepared by ENSR Corporation for the Company and BankBoston is incorporated herein by reference as a representation of the Company.

              7.14.7. TNRCC Investigation. The total cost to the Company and the Obligors in current dollars of the liabilities associated with the RCRA Facility Investigation plan pending before the TNRCC will not exceed in the aggregate $150,000.

       7.15. Pension Plans. Each Plan (other than a Multiemployer Plan) and, to the knowledge of the Company and its Subsidiaries, each Multiemployer Plan is in material compliance with the applicable provisions of ERISA and the Code. Each Multiemployer Plan and each Plan that constitutes a "defined benefit plan" (as defined in ERISA) are set forth in Exhibit 7.15 (as from time to time hereafter supplemented in accordance with Sections 6.4.1 and 6.4.2). Each ERISA Group Person has met all of the funding standards applicable to all Plans that are not Multiemployer Plans, and no condition exists which would permit the institution of proceedings to terminate any Plan that is not a Multiemployer Plan under section 4042 of ERISA. To the knowledge of the Company and each Subsidiary, no Plan that is a Multiemployer Plan is currently insolvent or in reorganization or has been terminated within the meaning of ERISA.

       7.16.         Government Regulation; Margin Stock.

              7.16.1. Government Regulation. Neither the Company nor any of its Subsidiaries, nor any Person controlling the Company or any of its Subsidiaries or under common control with the Company or any of its Subsidiaries, is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Investment Company Act of 1940, the Interstate Commerce Act or any statute or regulation which regulates the incurring by the Company or any of its Subsidiaries of Financing Debt as contemplated by this Agreement and the other Credit Documents.

              7.16.2. Margin Stock. Neither the Company nor any of its Subsidiaries owns any Margin Stock.

       7.17. Disclosure. Neither this Agreement nor any other Credit Document nor any financial statement, report, notice, mortgage, assignment or certificate furnished or to be furnished to the Lenders or the Agent by or on behalf of the Company or any of its Subsidiaries in connection with the transactions contemplated hereby or by such Credit Document, taken as a whole, contains any untrue statement of material fact or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading in light of the circumstances under which they were made. No fact is actually known to the Company or any of its Subsidiaries which has resulted or, (so far as the Company or any of its Subsidiaries can reasonably foresee) creates a material risk of resulting, in any Material Adverse Change, except to the extent that present or future general economic conditions may result in a Material Adverse Change.

8.     Defaults.

       8.1. Events of Default. The following events are referred to as "Events of Default":

              8.1.1. Payment. The Company shall fail to make any payment in respect of: (a) interest or any fee on or in respect of any of the Credit Obligations owed by it as the same shall become due and payable, and such failure shall continue for a period of three Banking Days, or (b) any Credit Obligation with respect to payments made by any Letter of Credit Issuer under any Letter of Credit or any draft drawn thereunder within three Banking Days after demand therefor by such Letter of Credit Issuer or (c) principal of any of the Credit Obligations owed by it as the same shall become due, whether at maturity or by acceleration or otherwise.

              8.1.2.   Specified Covenants.  Any of the Pride
       Parties
       shall fail to perform or observe any of the provisions of
       Section 6.4.5 or Sections 6.5 through 6.19.

              8.1.3. Other Covenants. The Pride Parties or any other Obligor shall fail to perform or observe any other covenant, agreement or provision to be performed or observed by it under this Agreement or any other Credit Document, and such failure shall not be rectified or cured to the written satisfaction of the Required Lenders within 30 days (or three days in the case of any failure to perform under
       Section 6.4.4(g)) after the earlier of (a) notice thereof by the Agent to the Company or (b) a Financial Officer shall have actual knowledge thereof.

              8.1.4. Representations and Warranties. Any representation or warranty of or with respect to the Pride Parties or any other Obligor made to the Lenders or the Agent in, pursuant to or in connection with this Agreement or any other Credit Document, or in any financial statement, report, notice, mortgage, assignment or certificate delivered to the Agent or any of the Lenders by the Company, any of its Subsidiaries or any other Obligor in connection herewith or therewith, shall be false in any material respect on the date as of which it was made.

              8.1.5.   Cross Default, etc.

              (a) The Company or any of its Subsidiaries shall fail to make any payment when due (after giving effect to any applicable grace periods) in respect of any Financing Debt (other than the Credit Obligations) outstanding in an aggregate amount of principal (whether or not due) and accrued interest exceeding $250,000;

              (b) the Company or any of its Subsidiaries shall fail to perform or observe the terms of any agreement or instrument relating to such Financing Debt referred to in clause (a) above, and such failure shall continue, without having been duly cured, waived or consented to, beyond the period of grace, if any, specified in such agreement or instrument, and such failure shall permit the acceleration of such Financing Debt;

              (c) all or any part of such Financing Debt of the Company or any of its Subsidiaries shall be accelerated or shall become due or payable prior to its stated maturity (except with respect to voluntary prepayments thereof) for any reason whatsoever;

              (d) any Lien on any property of the Company or any of its Subsidiaries securing any such Financing Debt shall be enforced by foreclosure or similar action;

              (e) any holder of any such Financing Debt shall exercise any right of rescission with respect to the issuance thereof or put, mandatory prepayment or repurchase rights against any Obligor with respect to such Financing Debt (other than any such rights that may be satisfied with "payment in kind" notes or other similar securities); or

              (f) there shall occur any "Event of Default" within the meaning of Section 8.1 of the Varde Credit Agreement.

              8.1.6.   Ownership; Liquidation; etc.  Except as
       permitted by Section 6.11:

              (a) the Company shall cease to own, directly or indirectly, all the capital stock of its Subsidiaries, except to the extent permitted by Section 6.12.1; or

              (b) any Person (excluding Varde and members of the existing management of the Company), together with "affiliates" and "associates" of such Person within the meaning of Rule 12b-2 of the Exchange Act, or any "group" including such Person under sections 13(d) and 14(d) of the Exchange Act, shall acquire after the date hereof beneficial ownership within the meaning of Rule 13d-3 of the Exchange Act of 51% or more of the partnership interests or similar interests of the Company or of either of the General Partners;

              (c) Brad Stephens shall cease to be actively involved in the executive management of the Company and a replacement reasonably satisfactory to the Required Lenders shall not have been selected within 60 days; or

              (d) the Company or any of its Subsidiaries or any other Obligor shall initiate any action to dissolve, liquidate or otherwise terminate its existence.

              8.1.7. Enforceability, etc. Any Credit Document shall cease for any reason (other than the scheduled termination thereof in accordance with its terms) to be enforceable in accordance with its terms or in full force and effect; or any party to any Credit Document shall so assert in a judicial or similar proceeding; or the security interests created by this Agreement or any other Credit Documents shall cease to be enforceable and of the same effect and priority purported to be created hereby.

              8.1.8. Judgments. A final judgment (a) which, with other outstanding final judgments against the Company and its Subsidiaries, exceeds an aggregate of $250,000 in excess of applicable insurance coverage shall be rendered against the Company or any of its Subsidiaries, or (b) which grants injunctive relief that results, or creates a material risk of resulting, in a Material Adverse Change and, in either case, if (i) within 30 days after entry thereof, such judgment shall not have been discharged or execution thereof stayed pending appeal or (ii) within 30 days after the expiration of any such stay, such judgment shall not have been discharged.

              8.1.9. ERISA. Any "reportable event" (as defined in
       section 4043 of ERISA) shall have occurred that reasonably could be expected to result in termination of a Plan or the appointment by the appropriate United States District Court of a trustee to administer any Plan or the imposition of a Lien in favor of a Plan; or any ERISA Group Person shall fail to pay when due amounts aggregating in excess of $250,000 which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any Plan or a proceeding shall be instituted by a fiduciary of any Plan against any ERISA Group Person to enforce section 515 or 4219(c)(5) of ERISA and such proceeding shall not have been dismissed within 30 days thereafter; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any Plan must be terminated.

              8.1.10. Bankruptcy, etc. The Company, any of its Subsidiaries or any other Obligor shall:

              (a) commence a voluntary case under the Bankruptcy Code or authorize, by appropriate proceedings of its board of directors or other governing body, the commencement of such a voluntary case;

              (b) (i) have filed against it a petition commencing an involuntary case under the Bankruptcy Code that shall not have been dismissed within 60 days after the date on which such petition is filed, or (ii) file an answer or other pleading within such 60-day period admitting or failing to deny the material allegations of such a petition or seeking, consenting to or acquiescing in the relief therein provided, or (iii) have entered against it an order for relief in any involuntary case commenced under the Bankruptcy Code;

              (c) seek relief as a debtor under any applicable law, other than the Bankruptcy Code, of any jurisdiction relating to the liquidation or reorganization of debtors or to the modification or alteration of the rights of creditors, or consent to or acquiesce in such relief;

              (d) have entered against it an order by a court of competent jurisdiction (i) finding it to be bankrupt or insolvent, (ii) ordering or approving its liquidation or reorganization as a debtor or any modification or alteration of the rights of its creditors or (iii) assuming custody of, or appointing a receiver or other custodian for, all or a substantial portion of its property; or

              (e) make an assignment for the benefit of, or enter into a composition with, its creditors, or appoint, or consent to the appointment of, or suffer to exist a receiver or other custodian for, all or a substantial portion of its property.

       8.2. Certain Actions Following an Event of Default. If any one or more Events of Default shall occur, then in each and every such case:

              8.2.1. Terminate Obligation to Extend Credit. Upon written request of the Required Lenders, the Agent shall terminate the obligations of the Lenders to make any further extensions of credit under the Credit Documents by furnishing notice of such termination to the Company.

              8.2.2. Specific Performance; Exercise of Rights. Upon written request of the Required Lenders, the Agent shall proceed to protect and enforce the Lenders' rights by suit in equity, action at law and/or other appropriate proceeding, either for specific performance of any covenant or condition contained in this Agreement or any other Credit Document (other than Interest Rate Protection Agreements) or in any instrument or assignment delivered to the Lenders pursuant to this Agreement or any other Credit Document (other than Interest Rate Protection Agreements), or in aid of the exercise of any power granted in this Agreement or any other Credit Document (other than Interest Rate Protection Agreements) or any such instrument or assignment.

              8.2.3. Acceleration. Upon written request of the Required Lenders, the Agent shall by notice in writing to the Company (a) declare all or any part of the unpaid balance of the Credit Obligations (other than amounts under Interest Rate Protection Agreements) then outstanding to be immediately due and payable, and (b) require the Company immediately to deposit with the Agent in cash an amount equal to the then Letter of Credit Exposure (which cash shall be held and applied as provided in Section 4.5), and thereupon such unpaid balance or part thereof and such amount equal to the Letter of Credit Exposure shall become so due and payable without presentation, protest or further demand or notice of any kind, all of which are hereby expressly waived; provided, however, that if a Bankruptcy Default shall have occurred, the unpaid balance of the Credit Obligations (other than amounts under Interest Rate Protection Agreements) shall automatically become immediately due and payable.

              8.2.4. Enforcement of Payment; Credit Security; Setoff. Upon written request of the Required Lenders, the Agent shall proceed to enforce payment of the Credit Obligations in such manner as it may elect, to cancel, or instruct other Letter of Credit Issuers to cancel, any outstanding Letters of Credit which permit the cancellation thereof and to realize upon any and all rights in the Credit Security. The Lenders may offset and apply toward the payment of the Credit Obligations (and/or toward the curing of any Event of Default) any Indebtedness from the Lenders to the respective Obligors, including any Indebtedness represented by deposits in any account maintained with the Lenders, regardless of the adequacy of any security for the Credit Obligations. The Lenders shall have no duty to determine the adequacy of any such security in connection with any such offset.

              8.2.5.   Cumulative Remedies.  To the extent not
       prohibited by applicable law which cannot be waived, all of the Lenders' rights hereunder and under each other Credit
       Document shall be cumulative.

       8.3. Annulment of Defaults. Once an Event of Default has occurred, such Event of Default shall be deemed to exist and be continuing for all purposes of the Credit Documents (other than Interest Rate Protection Agreements) until the Required Lenders or the Agent (with the consent of the Required Lenders) shall have waived such Event of Default in writing, stated in writing that the same has been cured to such Lenders' reasonable satisfaction or entered into an amendment to this Agreement which by its express terms cures such Event of Default, at which time such Event of Default shall no longer be deemed to exist or to have continued. No such action by the Lenders or the Agent shall extend to or affect any subsequent Event of Default or impair any rights of the Lenders upon the occurrence thereof. The making of any extension of credit during the existence of any Default or Event of Default shall not constitute a waiver thereof.

       8.4. Waivers. To the extent that such waiver is not prohibited by the provisions of applicable law that cannot be waived and is not against public policy, each of the Company and the other Obligors waives:

              (a) all presentments, demands for performance, notices of nonperformance (except to the extent required by this Agreement or any other Credit Document), protests, notices of protest and notices of dishonor;

              (b) any requirement of diligence or promptness on the part of the Agent or any Lender in the enforcement of its rights under this Agreement, the Notes or any other Credit
       Document;

              (c)   any and all notices of every kind and
       description which may be required to be given by any statute or rule of law; and

              (d) any defense (other than indefeasible payment) which it may now or hereafter have with respect to its liability under this Agreement, the Notes or any other Credit Document or with respect to the Credit Obligations.

       8.5. Application of Proceeds. There is hereby established with the Agent a trust account (the "Cash Concentration
Account"), including two subaccounts (the "Current Asset Subaccount" and the "Term Asset Subaccount"). The Cash Concentration Account shall exist solely for the benefit of the Lenders. All moneys received by the Collateral Agent in respect of the foreclosure or other realization of the Credit Security (collectively, the "Shared Proceeds"), shall, promptly upon receipt, be deposited in the Cash Concentration Account, to be held in trust for the benefit of the Lenders; provided, that all moneys received in respect of the exercise of remedies in respect of the Current Asset Security shall be deposited in the Current Asset Subaccount and all moneys received in respect of the exercise of remedies in respect of the Term Asset Security shall be deposited in the Term Asset Subaccount. Such moneys shall be held by the Collateral Agent without interest and shall be applied promptly following their receipt as follows:

              (a) The moneys in the Current Asset Subaccount and the Term Asset Subaccount, as the Agent may elect, shall be applied first to the payment of amounts described as follows:

              (i)   any and all sums advanced by the Agent
       (including
       in its capacity as Collateral Agent under the Credit Document) in accordance with the terms of the Security Documents in order to preserve the Credit Security or preserve its security interest in the Credit Security, together with interest thereon at the Overdue Reimbursement Rate; and

              (ii) in the event of any proceeding for the collection or enforcement of any indebtedness, obligations, or liabilities of the Obligors, after an Event of Default shall have occurred and be continuing, the expenses of retaking, holding, preparing for sale or lease, selling or otherwise disposing of or realizing on the Credit Security, or of any exercise by the Collateral Agent of its rights under any of the Security Documents, together with reasonable attorneys' fees and court costs and all amounts paid by any Lender or the Collateral Agent under any of the Security Documents.

              (b) The moneys remaining from time to time in the Current Asset Subaccount shall be paid to the Agent to be applied to the payment of the Revolving Loan and Letter of Credit obligations, including without limitation, when applicable, payment to the Agent to cash collateralize in full the aggregate stated amount of letters of credit and other contingent obligations outstanding under the Section
       2.3 of Credit Agreement.

              (c) The moneys remaining from time to time in the Term Asset Subaccount shall be paid to the holders of the Term Loan to be applied to the payment of the principal of and interest on the Term Loan.

              (d) Any moneys remaining in the Current Asset Subaccount after payment in full of the Credit Obligations referred to in clauses (a) and (b) shall be applied to the payment of any principal of and interest on the Term Loan remaining outstanding after application of the amounts provided in clause (c).

              (e)   Any moneys remaining in the Term Asset
       Subaccount
       after payment in full of the obligations referred to in clauses (a) and (c) shall be applied to the payment of the Revolving Loan and Letter of Credit obligations (including, without limitation, the cash collateralization of obligations in respect of letters of credit and other contingent obligations) remaining outstanding after application of the amounts provided in clause (b).

              (f) Any moneys remaining in the Cash Concentration Account after payment in full of the Credit Obligations and the termination of all of the obligations of the lenders under the Credit Agreement shall be paid to the Company, subject to the rights of third party creditors of which the Collateral Agent has actual notice.

       Until the Term Loan Closing Date, Section 4 of the Intercreditor Agreement shall govern the application of proceeds pursuant to this Section 8.5 hereof. In the event of a conflict prior to the Term Loan Closing Date between the terms of this
Section 8.5 and Section 4 of the Intercreditor Agreement, the terms of Section 4 of the Intercreditor Agreement shall govern. From and after the Term Loan Closing Date, this Section 8.5 shall govern the application of proceeds and Section 4 of the Intercreditor Agreement shall be of no effect. In the event of a conflict between the terms of this 8.5 and Section 4 of the Intercreditor Agreement from and after the Term Loan Closing Date the terms of this Section 8.5 shall govern.

9.     Expenses; Indemnity.

       9.1. Expenses. Whether or not the transactions contemplated hereby shall be consummated, the Company will pay:

              (a) all reasonable expenses of the Agent and the Syndication Agent (including the out-of-pocket expenses related to forming the group of Lenders and reasonable fees and disbursements of the counsel to the Agent and the Syndication Agent; provided that to the extent feasible the Agent and the Syndication Agent shall rely on the same firm or firms of outside legal counsel) in connection with the negotiation, preparation and duplication of this Agreement and each other Credit Document, examinations by, and reports of, the Agent's commercial financial examiners, fixed asset appraisers and environmental consultants, the transactions contemplated hereby and thereby and amendments, waivers, consents and other operations hereunder and thereunder;

              (b) all recording and filing fees and transfer and documentary stamp and similar taxes at any time payable in respect of this Agreement, any other Credit Document, any Credit Security or the incurrence of the Credit Obligations; and

              (c) all other reasonable expenses incurred by the Agent, the Lenders or the holder of any Credit Obligation in connection with the enforcement of any rights hereunder or under any other Credit Document or any work-out negotiations relating to the Credit Obligations, including costs of collection and reasonable attorneys' fees (including a reasonable allowance for the hourly cost of attorneys employed by the Lenders on a salaried basis) and expenses.

       9.2. General Indemnity. The Company shall indemnify the Lenders and the Agent and hold them harmless from any liability, loss or damage resulting from the violation by the Company of
Section 2.4. In addition, the Company shall indemnify each Lender, the Agent, the Syndication Agent, each of the Lenders' or the Agent's or the Syndication Agent's directors, officers, employees, agents, attorneys, accountants, consultants and each Person, if any, who controls any Lender or the Agent (each Lender, the Agent and each of such directors, officers, employees, agents, attorneys, accountants, consultants and control Persons is referred to as an "Indemnified Party") and hold each of them harmless from and against any and all claims, damages, liabilities and reasonable expenses (including reasonable fees and disbursements of counsel with whom any Indemnified Party may consult in connection therewith and all reasonable expenses of litigation or preparation therefor) which any Indemnified Party may incur or which may be asserted against any Indemnified Party in connection with (a) the Indemnified Party's compliance with or contest of any subpoena or other process issued against it in any proceeding involving the Company or any of its Subsidiaries or their Affiliates, (b) any litigation or investigation involving the Company, any of its Subsidiaries or their Affiliates, or any officer, director or employee thereof, (c) the existence or exercise of any security rights with respect to the Credit Security in accordance with the Credit Documents, or (d) this Agreement, any other Credit Document or any transaction contemplated hereby or thereby; provided, however, that the foregoing indemnity shall not apply
(i) to litigation commenced by the Company against the Lenders or the Agent or the Syndication Agent which seeks enforcement of any of the rights of the Company hereunder or under any other Credit Document and is determined adversely to the Lenders or the Agent or the Syndication Agent in a final nonappealable judgment or
(ii) to the extent such claims, damages, liabilities and expenses result from the Indemnified Party's own gross negligence or willful misconduct.

       9.3. Indemnity With Respect to Letters of Credit. The Company shall indemnify each Letter of Credit Issuer and its correspondents and hold each of them harmless from and against any and all claims, losses, liabilities, damages and reasonable expenses (including reasonable attorneys' fees) arising from or in connection with any Letter of Credit, including any such claim, loss, liability, damage or expense arising out of any transfer, sale, delivery, surrender or endorsement of any invoice, bill of lading, warehouse receipt or other document at any time held by the Agent, any other Letter of Credit Issuer or held for their respective accounts by any of their correspondents, in connection with any Letter of Credit, except to the extent such claims, losses, liabilities, damages and expenses result from gross negligence or willful misconduct on the part of the Agent or any other Letter of Credit Issuer.

10.    Operations; Agent.

       10.1. Interests in Credits. The Percentage Interest of each Lender in the respective portions of the Loan and Letter of Credit Exposure, and the related Commitments, shall be computed based on the maximum principal amount for each Lender as set forth in the Register, as from time to time in effect. The current Percentage Interests are set forth in Exhibit 10.1, which may be updated by the Agent from time to time to conform to the Register.

       10.2. Agent's Authority to Act, etc. Each of the Lenders appoints and authorizes BankBoston to act for the Lenders as the Lenders' Agent in connection with the transactions contemplated by this Agreement and the other Credit Documents (other than Interest Rate Protection Agreements) on the terms set forth herein and therein. All action in connection with the enforcement of, or the exercise of any remedies (other than the Lenders' rights of set-off as provided in Section 8.2.4 or in any Credit Document) in respect of the Credit Obligations and Credit Documents shall be taken by the Agent.

       10.3. Company to Pay Agent, etc. The Company and each Guarantor shall be fully protected in making all payments in respect of the Credit Obligations (other than payments under Interest Rate Protection Agreements) to the Agent, in relying upon consents, modifications and amendments executed by the Agent purportedly on the Lenders' behalf, and in dealing with the Agent as herein provided. The Agent will charge the accounts of the Company, on the dates when the amounts thereof become due and payable, with the amounts of the principal of and interest on the Loan, any amounts paid by the Letter of Credit Issuers to third parties under Letters of Credit or drafts presented thereunder, commitment fees, Letter of Credit fees and all other fees and amounts owing under any Credit Document (other than Interest Rate Protection Agreements).

       10.4. Lender Operations for Advances, Letters of Credit, etc.

              10.4.1. Advances. On each Closing Date, each Lender shall advance to the Agent in immediately available funds such Lender's Percentage Interest in the portion of the Loan advanced on such Closing Date prior to 12:00 noon (Boston time). If such funds are not received at such time, but all applicable conditions set forth in Section 5 have been satisfied, each Lender authorizes and requests the Agent to advance for the Lender's account, pursuant to the terms hereof, the Lender's respective Percentage Interest in such portion of the Loan and agrees to reimburse the Agent in immediately available funds for the amount thereof prior to 2:00 p.m. (Boston time) on the day any portion of the Loan is advanced hereunder; provided, however, that the Agent is not authorized to make any such advance for the account of any Lender who has previously notified the Agent in writing that such Lender will not be performing its obligations to make further advances hereunder; and provided, further, that the Agent shall be under no obligation to make any such advance.

              10.4.2. Letters of Credit. Each of the Lenders authorizes and requests each Letter of Credit Issuer to issue the Letters of Credit provided for in Section 2.3 and to grant each Lender a participation in each of such Letters of Credit in an amount equal to its Percentage Interest in the amount of each such Letter of Credit. Promptly upon the request of the Letter of Credit Issuer, each Lender shall reimburse the Letter of Credit Issuer in immediately available funds for such Lender's Percentage Interest in the amount of all obligations to third parties incurred by the Letter of Credit Issuer in respect of each Letter of Credit and each draft accepted under a Letter of Credit to the extent not reimbursed by the Company by 2:00 p.m. (Boston time) on the Banking Day when due. The Letter of Credit Issuer will notify each Lender of the issuance of any Letter of Credit, the amount and date of payment of any draft drawn or accepted under a Letter of Credit and whether in connection with the payment of any such draft the amount thereof was added to the Revolving Loan or was reimbursed by the Company.

              10.4.3. Agent to Allocate Payments, etc. All payments of principal and interest in respect of the extensions of credit made pursuant to this Agreement, reimbursement of amounts paid by any Letter of Credit Issuer to third parties under Letters of Credit or drafts presented thereunder, commitment fees, Letter of Credit fees and other fees under this Agreement shall, as a matter of convenience, be made by the Company and the Guarantors to the Agent in immediately available funds by noon (Boston time) on any Banking Day. The share of each Lender shall be credited to such Lender by the Agent in immediately available funds by 2:00 p.m. (Boston time) on such Banking Day in such manner that the principal amount of the Credit Obligations to be paid shall be paid proportionately in accordance with the Lenders' respective Percentage Interests in such Credit Obligations, except as otherwise provided in this Agreement. Under no circumstances shall any Lender be required to produce or present its Notes as evidence of its interests in the Credit Obligations in any action or proceeding relating to the Credit Obligations.

              10.4.4. Delinquent Lenders; Nonperforming Lenders. In the event that any Lender fails to reimburse the Agent pursuant to Sections 10.4.1 or 10.4.2 for the Percentage Interest of such lender (a "Delinquent Lender") in any credit advanced by the Agent pursuant hereto, overdue amounts (the "Delinquent Payment") due from the Delinquent Lender to the Agent shall bear interest, payable by the Delinquent Lender on demand, at a per annum rate equal to
       (a) the Federal Funds Rate for the first three days overdue and (b) the sum of 2% plus the Federal Funds Rate for any longer period. Such interest shall be payable to the Agent for its own account for the period commencing on the date of the Delinquent Payment and ending on the date the Delinquent Lender reimburses the Agent on account of the Delinquent Payment (to the extent not paid by any Obligor as provided below) and the accrued interest thereon (the "Delinquency Period"), whether pursuant to the assignments referred to below or otherwise. Upon notice by the Agent, the Company will pay to the Agent the principal (but not the interest) portion of the Delinquent Payment. During the Delinquency Period, in order to make reimbursements for the Delinquent Payment and accrued interest thereon, the Delinquent Lender shall be deemed to have assigned to the Agent all interest, commitment fees and other payments made by the Company under
       Section 3 that would have thereafter otherwise been payable under the Credit Documents to the Delinquent Lender. During any other period in which any Lender is not performing its obligations to extend credit under Section 2 (a "Nonperforming Lender"), the Nonperforming Lender shall be deemed to have assigned to each Lender that is not a Nonperforming Lender (a "Performing Lender") all principal and other payments made by the Company under Section 4 that would have thereafter otherwise been payable under the Credit Documents to the Nonperforming Lender. The Agent shall credit a portion of such payments to each Performing Lender in an amount equal to the Percentage Interest of such Performing Lender in an amount equal to the Percentage Interest of such Performing Lender divided by one minus the Percentage Interest of the Nonperforming Lender until the respective portions of the Loan owed to all the Lenders are the same as the Percentage Interests of the Lenders immediately prior to the failure of the Nonperforming Lender to perform its obligations under Section 2. The foregoing provisions shall be in addition to any other remedies the Agent, the Performing Lenders or the Company may have under law or equity against the Delinquent Lender as a result of the Delinquent Payment or against the Nonperforming Lender as a result of its failure to perform its obligations under
       Section 2.

       10.5. Sharing of Payments, etc. Each Lender agrees that (a) if by exercising any right of set-off or counterclaim or otherwise, it shall receive payment of (i) a proportion of the aggregate amount due with respect to its Percentage Interest in the Loan and Letter of Credit Exposure which is greater than (ii) the proportion received by any other Lender in respect of the aggregate amount due with respect to such other Lender's Percentage Interest in the Loan and Letter of Credit Exposure and
(b) if such inequality shall continue for more than 10 days, the Lender receiving such proportionately greater payment shall purchase participations in the Percentage Interests in the Loan and Letter of Credit Exposure held by the other Lenders, and such other adjustments shall be made from time to time (including rescission of such purchases of participations in the event the unequal payment originally received is recovered from such Lender through bankruptcy proceedings or otherwise), as may be required so that all such payments of principal and interest with respect to the Loan and Letter of Credit Exposure held by the Lenders shall be shared by the Lenders pro rata in accordance with their respective Percentage Interests; provided, however, that this
Section 10.5 shall not impair the right of any Lender to exercise any right of set-off or counterclaim it may have and to apply the amount subject to such exercise to the payment of Indebtedness of any Obligor other than such Obligor's Indebtedness with respect to the Loan and Letter of Credit Exposure. Each Lender that grants a participation in the Credit Obligations to a Credit Participant shall require as a condition to the granting of such participation that such Credit Participant agree to share payments received in respect of the Credit Obligations as provided in this Section 10.5. The provisions of this Section
10.5 are for the sole and exclusive benefit of the Lenders and no failure of any Lender to comply with the terms hereof shall be available to any Obligor as a defense to the payment of the Credit Obligations.

       10.6. Agent's Resignation. The Agent may resign at any time by giving at least 60 days' prior written notice of its intention to do so to each of the Lenders and the Company and upon the appointment by the Required Lenders of a successor Agent satisfactory to the Company. If no successor Agent shall have been so appointed and shall have accepted such appointment within 45 days after the retiring Agent's giving of such notice of resignation, then the retiring Agent may with the consent of the Company, which shall not be unreasonably withheld, appoint a successor Agent which shall be a bank or a trust company organized under the laws of the United States of America or any state thereof and having a combined capital, surplus and undivided profit of at least $100,000,000; provided, however, that any successor Agent appointed under this sentence may be removed upon the written request of the Required Lenders, which request shall also appoint a successor Agent reasonably satisfactory to the Company. Upon the appointment of a new Agent hereunder, the term "Agent" shall for all purposes of this Agreement thereafter mean such successor. After any retiring Agent's resignation hereunder as Agent, or the removal hereunder of any successor Agent, the provisions of this Agreement shall continue to inure to the benefit of such retiring or removed
Agent as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

       10.7.         Concerning the Agent.

              10.7.1. Action in Good Faith, etc. The Agent and its officers, directors, employees and agents shall be under no liability to any of the Lenders or to any future holder of any interest in the Credit Obligations for any action or failure to act taken or suffered in good faith, and any action or failure to act in accordance with an opinion of its counsel shall conclusively be deemed to be in good faith. The Agent shall in all cases be entitled to rely, and shall be fully protected in relying, on instructions given to the Agent by the Required Lenders.

              10.7.2. No Implied Duties, etc. The Agent shall have and may exercise such powers as are specifically delegated to the Agent under this Agreement or any other Credit Document together with all other powers incidental thereto. The Agent shall have no implied duties to any Person or any obligation to take any action under this Agreement or any other Credit Document except for action specifically provided for in this Agreement or any other Credit Document to be taken by the Agent.

              10.7.3. Validity, etc. The Agent shall not be responsible to any Lender or any future holder of any interest in the Credit Obligations (a) for the legality, validity, enforceability or effectiveness of this Agreement or any other Credit Document, (b) for any recitals, reports, representations, warranties or statements contained in or made in connection with this Agreement or any other Credit Document, (c) for the existence or value of any assets included in any security for the Credit Obligations, (d) for the effectiveness of any Lien purported to be included in the Credit Security, (e) for the specification or failure to specify any particular assets to be included in the Credit Security, or (f) unless the Agent shall have failed to comply with Section 10.7.1, for the perfection of the security interests in the Credit Security.

              10.7.4. Compliance. The Agent shall not be obligated to ascertain or inquire as to the performance or observance of any of the terms of this Agreement or any other Credit Document; and in connection with any extension of credit under this Agreement or any other Credit Document, the Agent shall be fully protected in relying on a certificate of the Company as to the fulfillment by the Company of any conditions to such extension of credit.

              10.7.5. Employment of Agents and Counsel. The Agent may execute any of its duties as Agent under this Agreement or any other Credit Document by or through employees, agents and attorneys-in-fact and shall not be responsible to any of the Lenders, the Company or any other Obligor for the default or misconduct of any such agents or attorneys-in-fact selected by the Agent acting in good faith. The Agent shall be entitled to advice of counsel concerning all matters pertaining to the agency hereby created and its duties hereunder or under any other Credit Document.

              10.7.6. Reliance on Documents and Counsel. The Agent shall be entitled to rely, and shall be fully protected in relying, upon any affidavit, certificate, cablegram, consent, instrument, letter, notice, order, document, statement, telecopy, telegram, telex or teletype message or writing reasonably believed in good faith by the Agent to be genuine and correct and to have been signed, sent or made by the Person in question, including any telephonic or oral statement made by such Person, and, with respect to legal matters, upon an opinion or the advice of counsel selected by the Agent.

              10.7.7. Agent's Reimbursement. Each of the Lenders severally agrees to reimburse the Agent, pro rata in accordance with such Lender's Percentage Interest, for any reasonable expenses not reimbursed by the Company or the Guarantors (without limiting the obligation of the Company or the Guarantors to make such reimbursement): (a) for which the Agent is entitled to reimbursement by the Company or the Guarantors under this Agreement or any other Credit Document, and (b) after the occurrence of a Default, for any other reasonable expenses incurred by the Agent on the Lenders' behalf in connection with the enforcement of the Lenders' rights under this Agreement or any other Credit Document; provided, however, that the Agent shall not be reimbursed for any such expenses arising as a result of its gross negligence or willful misconduct.

       10.8. Rights as a Lender. With respect to any credit extended by it hereunder, BankBoston shall have the same rights, obligations and powers hereunder as any other Lender and may exercise such rights and powers as though it were not the Agent, and unless the context otherwise specifies, BankBoston shall be treated in its individual capacity as though it were not the Agent hereunder. Without limiting the generality of the foregoing, the Percentage Interest of BankBoston shall be included in any computations of Percentage Interests. BankBoston and its Affiliates may accept deposits from, lend money to, act as trustee for and generally engage in any kind of banking or trust business with the Company, any of its Subsidiaries or any Affiliate of any of them and any Person who may do business with or own an equity interest in the Company, any of its Subsidiaries or any Affiliate of any of them, all as if BankBoston were not the Agent and without any duty to account therefor to the other Lenders.

       10.9. Independent Credit Decision. Each of the Lenders acknowledges that it has independently and without reliance upon the Agent, based on the financial statements and other documents referred to in Section 7.2, on the other representations and warranties contained herein and on such other information with respect to the Company and its Subsidiaries as such Lender deemed appropriate, made such Lender's own credit analysis and decision to enter into this Agreement and to make the extensions of credit provided for hereunder. Each Lender represents to the Agent that such Lender will continue to make its own independent credit and other decisions in taking or not taking action under this Agreement or any other Credit Document. Each Lender expressly acknowledges that neither the Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to such Lender, and no act by the Agent taken under this Agreement or any other Credit Document, including any review of the affairs of the Company and its Subsidiaries, shall be deemed to constitute any representation or warranty by the Agent. Except for notices, reports and other documents expressly required to be furnished to each Lender by the Agent under this Agreement or any other Credit Document, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition, financial or otherwise, or creditworthiness of the Company or any Subsidiary which may come into the possession of the Agent or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

       10.10. Indemnification. The Lenders shall severally indemnify the Agent and its officers, directors, employees, agents, attorneys, accountants, consultants and controlling Persons (to the extent not reimbursed by the Obligors and without limiting the obligation of any of the Obligors to do so), pro rata in accordance with their respective Percentage Interests, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time be imposed on, incurred by or asserted against the Agent or such Persons relating to or arising out of this Agreement, any other Credit Document, the transactions contemplated hereby or thereby, or any action taken or omitted by the Agent in connection with any of the foregoing; provided, however, that the foregoing shall not extend to actions or omissions which are taken by the Agent with gross negligence or willful misconduct.

       10.11.        Collateral Agent and Documentation Agent.
When acting in its capacity as the holder of collateral as Collateral Agent under this Agreement or any other Credit Document, the Agent shall be entitled to all of the rights, benefits, protections and indemnities given to or bestowed upon the Agent in this Agreement or any other Credit Document, including but not limited to the rights, benefits protections and indemnities set forth in this Section 10. In addition, the Documentation Agent, when acting as such under this Agreement, shall be entitled to the protections of Sections 10.6 through 10.10 hereof.

11. Successors and Assigns; Lender Assignments and Participations. Any reference in this Agreement or any other Credit Document to any of the parties hereto shall be deemed to include the successors and assigns of such party, and all covenants and agreements by or on behalf of the Company, the other Obligors, the Agent or the Lenders that are contained in this Agreement or any other Credit Document shall bind and inure to the benefit of their respective successors and assigns; provided, however, that (a) the Company and its Subsidiaries may not assign their rights or obligations under this Agreement or any other Credit Document except for mergers or liquidations permitted by Section 6.11, and (b) the Lenders shall be not entitled to assign their respective Percentage Interests in the credits extended hereunder or their Commitments except as set forth below in this Section 11.

       11.1.         Assignments by Lenders.

              11.1.1. Assignees and Assignment Procedures. Each Lender may (a) without the consent of the Agent or the Company if the proposed assignee is already a Lender hereunder, a Related Fund or a Wholly Owned Subsidiary of the same corporate parent of which the assigning Lender or any other Lender is a Subsidiary, or (b) otherwise with the consents of the Agent and (so long as no Event of Default exists) the Company (which consents will not be unreasonably withheld), in compliance with applicable laws in connection with such assignment, assign to one or more commercial banks, investment companies, other financial institutions or mutual funds (each, an "Assignee") all or a portion of its interests, rights and obligations under this Agreement and the other Credit Documents, including all or a portion, which need not be pro rata between the Revolving Loan, Term Loan and the Letter of Credit Exposure, of its Commitment, the portion of the Loan and Letter of Credit Exposure at the time owing to it and the Notes held by it, but excluding its rights and obligations as a Letter of Credit Issuer; provided, however, that:

              (i) the aggregate amount of the Commitment of the assigning Lender subject to each such assignment to any Assignee other than another Lender, a Related Fund or a Wholly Owned Subsidiary of the same corporate parent of which the assigning Lender or any other Lender is a Subsidiary (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall be not less than $2,500,000 and in increments of $500,000 (or, if less, the entire remaining amount of the assigning Lender's Commitment); and

              (ii) the parties to each such assignment shall execute and deliver to the Agent an Assignment and Acceptance (the "Assignment and Acceptance") substantially in the form of Exhibit 11.1.1, together with the Note subject to such assignment and, except in the event of a transfer pursuant to Section 11.3, a processing and recordation fee of $3,000 payable to the Agent by the assigning Lender (or as the assigning Lender and the Assignee may otherwise agree between themselves).

       Upon acceptance and recording pursuant to Section 11.1.4, from and after the effective date specified in each Assignment and Acceptance (which effective date shall be at least five Banking Days after the execution thereof unless waived by the Agent):

              (A) the Assignee shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement and

              (B) the assigning Lender shall, to the extent provided in such assignment, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 3.2.4, 3.5 and 9, as well as to any fees accrued for its account hereunder and not yet paid).

              11.1.2. Terms of Assignment and Acceptance. By executing and delivering an Assignment and Acceptance, the assigning Lender and Assignee shall be deemed to confirm to and agree with each other and the other parties hereto as follows:

              (a) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any other Credit Document or any other instrument or document furnished pursuant hereto;

              (b) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company and its Subsidiaries or the performance or observance by the Company or any of its Subsidiaries of any of its obligations under this Agreement, any other Credit Document or any other instrument or document furnished pursuant hereto;

              (c) such Assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section
       7.2 or Section 6.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance;

              (d) such Assignee will independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement;

              (e) such Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and

              (f) such Assignee agrees that it will perform in accordance with the terms of this Agreement all the obligations which are required to be performed by it as a Lender.

              11.1.3. Register. The Agent shall maintain at the Boston Office a register (the "Register") for the recordation of (a) the names and addresses of the Lenders and the Assignees which assume rights and obligations pursuant to an assignment under Section 11.1.1, (b) the Percentage Interest of each such Lender as set forth in
       Exhibit 10.1 and (c) the amount of the Loan and Letter of Credit Exposure owing to each Lender from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Company, the Agent and the Lenders may treat each Person whose name is registered therein for all purposes as a party to this Agreement. The Register shall be available for inspection by the Company or any Lender at any reasonable time and from time to time upon reasonable prior notice.

              11.1.4. Acceptance of Assignment and Assumption. Upon its receipt of a completed Assignment and Acceptance executed by an assigning Lender and an Assignee (and any necessary consent of the Agent and the Company) together with the Note subject to such assignment, and the processing and recordation fee referred to in Section 11.1.1, the Agent shall (a) accept such Assignment and Acceptance, (b) record the information contained therein in the Register and (c) give prompt notice thereof to the Company. Within five Banking Days after receipt of notice, the Company, at its own expense, shall execute and deliver to the Agent, in exchange for the surrendered Note, a new Note to the order of such Assignee in a principal amount equal to the applicable Commitment and Loan assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained a Commitment and Loan, a new Note to the order of such assigning Lender in a principal amount equal to the applicable Commitment and Loan retained by it. Such new Note shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note, and shall be dated the date of the surrendered Note which it replaces.

              11.1.5. Federal Reserve Bank. Notwithstanding the foregoing provisions of this Section 11, any Lender may at any time pledge or assign all or any portion of such Lender's rights under this Agreement and the other Credit Documents to a Federal Reserve Bank; provided, however, that no such pledge or assignment shall release such Lender from such Lender's obligations hereunder or under any other Credit Document.

              11.1.6.   Further Assurances.  The Company and its
       Subsidiaries shall sign such documents and take such other actions from time to time reasonably requested by an Assignee to enable it to share in the benefits of the rights created by the Credit Documents.

       11.2. Credit Participants. Each Lender may, without the consent of the Company or the Agent, in compliance with applicable laws in connection with such participation, sell to one or more commercial banks, other financial institutions or mutual funds (each a "Credit Participant") participations in all or a portion of its interests, rights and obligations under this Agreement and the other Credit Documents (including all or a portion of its Commitment, the Loan and Letter of Credit Exposure owing to it and the Note held by it); provided, however, that:

              (a) such Lender's obligations under this Agreement shall remain unchanged;

              (b) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations;

              (c) the Credit Participant shall be entitled to the benefit of the cost protection provisions contained in Sections 3.2.4, 3.5 and 9, but shall not be entitled to receive any greater payment thereunder than the selling Lender would have been entitled to receive with respect to the interest so sold if such interest had not been sold; and

              (d) the Company, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and, under any agreements between such Lender and such Credit Participant, such Lender shall retain the sole right as one of the Lenders to vote (and to determine how to vote) with respect to the enforcement of the obligations of the Obligors relating to the Loan and Letter of Credit Exposure and the approval of any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications, consents or waivers described in clause (b) of the proviso to Section 15.1, with respect to which the Credit Participant may determine how to vote).

Each Obligor agrees, to the fullest extent permitted by applicable law, that any Credit Participant and any Lender purchasing a participation from another Lender pursuant to
Section 10.5 may exercise all rights of payment (including the right of set-off), with respect to its participation as fully as if such Credit Participant or such Lender were the direct creditor of the Obligors and a Lender hereunder in the amount of such participation.

       11.3. Replacement of Lender. In the event that any Lender or, to the extent applicable, any Credit Participant (the
"Affected Lender"):

              (a) fails to perform its obligations to fund any portion of the Loan or to issue any Letter of Credit on any Closing Date when required to do so by the terms of the Credit Documents, or fails to provide its portion of any Eurodollar Pricing Option pursuant to Section 3.2.1 or on account of a Legal Requirement as contemplated by Section 3.2.5;

              (b)   demands payment under the provisions of Section
       3.5 in an amount materially in excess of the amounts with respect thereto demanded by the other Lenders; or

              (c) refuses to consent to a proposed amendment, modification, waiver or other action requiring consent of the holders of 100% of the Percentage Interests under
       Section 15.1 that is consented to by Lenders owning at least 90% of the Percentage Interests;

then, so long as no Event of Default exists, the Company shall have the right to seek a replacement lender which is reasonably satisfactory to the Agent (the "Replacement Lender"). The Replacement Lender shall purchase the interests of the Affected Lender in the Loan, Letters of Credit and its Commitment and shall assume the obligations of the Affected Lender hereunder and under the other Credit Documents upon execution by the Replacement Lender of an Assignment and Acceptance and the tender by it to the Affected Lender of a purchase price agreed between it and the Affected Lender (or, if they are unable to agree, a purchase price in the amount of the Affected Lender's Percentage Interest in the Loan and Letter of Credit Exposure, or appropriate credit support for contingent amounts included therein, and all other outstanding Credit Obligations then owed to the Affected Lender). No assignment fee pursuant to Section 11.1.1(ii) shall be required in connection with such assignment. Such assignment by any Affected Lender who has performed its obligations hereunder shall be deemed an early termination of any Eurodollar Pricing Option to the extent of such Affected Lender's portion thereof, and the Company will pay to such Affected Lender any resulting amounts due under Section 3.2.4. Upon consummation of such assignment, the Replacement Lender shall become party to this Agreement as a signatory hereto and shall have all the rights and obligations of the Affected Lender under this Agreement and the other Credit Documents with a Percentage Interest equal to the Percentage Interest of the Affected Lender, the Affected Lender shall be released from its obligations hereunder and under the other Credit Documents, and no further consent or action by any party shall be required. Upon the consummation of such assignment, the Company, the Agent and the Affected Lender shall make appropriate arrangements so that a new
Note is issued to the Replacement Lender if it has acquired a portion of the Loan. The Company and the Guarantors shall sign such documents and take such other actions reasonably requested by the Replacement Lender to enable it to share in the benefits of the rights created by the Credit Documents. Until the consummation of an assignment in accordance with the foregoing provisions of this Section 11.3, the Company shall continue to pay to the Affected Lender any Credit Obligations as they become due and payable.

12. Confidentiality. Each Lender will make no disclosure of confidential information furnished to it by the Company or any of its Subsidiaries unless such information shall have become public, except:

              (a) in connection with operations under or the enforcement of this Agreement or any other Credit Document to Persons who have a reasonable need to be furnished such confidential information and who agree to comply with the restrictions contained in this Section 12 with respect to such information;

              (b)   pursuant to any statutory or regulatory
       requirement or any mandatory court order, subpoena or other legal process;

              (c) to any parent or corporate Affiliate of such Lender or to any Credit Participant, proposed Credit
       Participant or proposed Assignee; provided, however, that any such Person shall agree to comply with the restrictions set forth in this Section 12 with respect to such information;

              (d) to its independent counsel, auditors and other professional advisors with an instruction to such Person to keep such information confidential; and

              (e) with the prior written consent of the Company, to any other Person.

13. Foreign Lenders. If any Lender is not incorporated or organized under the laws of the United States of America or a state thereof, such Lender shall deliver to the Company and the Agent the following:

              (a) Two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 or successor form, as the case may be, certifying in each case that such Person is entitled to receive payments under this Agreement, the Notes and reimbursement obligations under Letters of Credit payable to it, without deduction or withholding of any United States federal income taxes; provided, however, that if such Lender is not a "bank" within the meaning of section 881(c)(3)(A) of the Code and cannot deliver Form 1001 or 4224, such Lender shall deliver to the Company and the Agent a certificate to such effect; and

              (b) A duly completed Internal Revenue Service Form W-8 or W-9 or successor form, as the case may be, to establish an exemption from United States backup withholding tax.

       Each such Lender that delivers to the Company and the Agent a Form 1001 or 4224 and Form W-8 or W-9 pursuant to this Section 13 further undertakes to deliver to the Company and the Agent two further copies of Form 1001 or 4224 and Form W-8 or W-9, or successor applicable form, or other manner of certification, as the case may be, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Company and the Agent. Such Forms 1001 or 4224 shall certify that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes. The foregoing documents need not be delivered in the event any change in treaty, law or regulation or official interpretation thereof has occurred which renders all such forms inapplicable or which would prevent such Lender from delivering any such form with respect to it, or such Lender advises the Company that it is not capable of receiving payments without any deduction or withholding of United States federal income tax and, in the case of a Form W-8 or W-9, establishing an exemption from United States backup withholding tax. Until such time as the Company and the Agent have received such forms indicating that payments hereunder are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company shall withhold taxes from such payments at the applicable statutory rate without regard to Section 3.5.

14. Notices. Except as otherwise specified in this Agreement or any other Credit Document, any notice required to be given pursuant to this Agreement or any other Credit Document shall be given in writing. Any notice, consent, approval, demand or other communication in connection with this Agreement or any other
Credit Document shall be deemed to be given if given in writing (including telex, telecopy or similar teletransmission) addressed as provided below (or to the addressee at such other address as the addressee shall have specified by notice actually received by the addressor), and if either (a) actually delivered in fully legible form to such address (evidenced in the case of a telex by receipt of the correct answerback) or (b) in the case of a letter, unless actual receipt of the notice is required by any Credit Document five days shall have elapsed after the same shall have been deposited in the United States mails, with first-class postage prepaid and registered or certified.

       If to the Company or any of its Subsidiaries, to it at its address set forth in Exhibit 7.1 (as supplemented pursuant to Sections 6.4.1 and 6.4.2), to the attention of the chief financial officer.

       If to any Lender or the Agent, to it at its address set forth on the signature pages of this Agreement or in the Register, with a copy to the Agent.

15.    Amendments, Consents, Waivers, etc.

       15.1. Lender Consents for Amendments. Except as otherwise set forth herein, the Agent may (and upon the written request of the Required Lenders the Agent shall) take or refrain from taking any action under this Agreement or any other Credit Document, including giving its written consent to any modification of or amendment to and waiving in writing compliance with any covenant or condition in this Agreement or any other Credit Document (other than an Interest Rate Protection Agreement) or any Default or Event of Default, all of which actions shall be binding upon all of the Lenders;
provided, however, that:

              (a) Except as provided below, without the written consent of the Required Lenders (disregarding the Percentage Interest of any Delinquent Lender during the existence of a Delinquency Period or of any Nonperforming Lender so long as such Lender is treated equally with the other Lenders with respect to any actions enumerated below), no written modification of, amendment to, consent with respect to, waiver of compliance with or waiver of a Default under, any of the Credit Documents (other than an Interest Rate Protection Agreement) shall be made.

              (b) Without the written consent of such Lenders as own 100% of the Percentage Interests (disregarding the Percentage Interest of any Delinquent Lender during the existence of a Delinquency Period or of any Nonperforming Lender so long as such Lender is treated equally with the other Lenders with respect to any actions enumerated below):

              (i) No reduction shall be made in (A) the amount of principal of the Loan or reimbursement obligations for payments made under Letters of Credit, (B) the interest rate on the Loan or (C) the Letter of Credit fees or commitment fees with respect to the credit facility provided herein.

              (ii)   No change shall be made in the stated,
       scheduled
       time of payment of all or any portion of the Loan or interest thereon or reimbursement of payments made under Letters of Credit or fees relating to any of the foregoing payable to all of the Lenders and no waiver shall be made of any Default under Section 8.1.1.

              (iii) No increase shall be made in the amount, or extension of the term, of the stated Commitments beyond that provided for under Section 2, and no amendment shall be made of the definition of the term "Borrowing Base."

              (iv) No alteration shall be made of the Lenders' rights of set-off contained in Section 8.2.4.

              (v) No release of all or a material portion of the Credit Security or release of the Company or any Guarantor shall be made (in any event, without the written consent of the Lenders, the Agent may release particular items of Credit Security or particular Guarantors in dispositions permitted by Section 6.11, as modified by amendments thereto approved by the Required Lenders, and may release all Credit Security pursuant to Section 16.1 upon payment in full of the Credit Obligations and termination of the Commitments).

              (vi)   No amendment to or modification of this
       Section 15.1 or the definition of "Required Lenders" shall be made.

              (c) Without the written consent of the Agent or the Collateral Agent, as applicable, no amendment or modification of any Credit Document shall affect the rights or duties of the Agent or the Collateral Agent, respectively, under the Credit Documents.

       15.2. Course of Dealing; No Implied Waivers. No course of dealing between any Lender or the Agent, on one hand, and the Company or any other Obligor, on the other hand, shall operate as a waiver of any of the Lenders' or the Agent's rights under this Agreement or any other Credit Document or with respect to the Credit Obligations. In particular, no delay or omission on the part of any Lender or the Agent in exercising any right under this Agreement or any other Credit Document or with respect to the Credit Obligations shall operate as a waiver of such right or any other right hereunder or thereunder. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion. No waiver, consent or amendment with respect to this Agreement or any other Credit Document shall be binding unless it is in writing and signed by the Agent or the Required Lenders.

16.    General Provisions.

       16.1. Defeasance. When all Credit Obligations have been paid, performed and reasonably determined by the Agent to have been indefeasibly discharged in full, and if at the time no Lender continues to be committed to extend any credit to the Company hereunder or under any other Credit Document, this Agreement and the other Credit Documents shall terminate and, at the Company's written request, accompanied by such certificates and other items as the Agent shall reasonably deem necessary, the Credit Security shall revert to the Obligors and the right, title and interest of the Agent and the Lenders therein shall terminate. Thereupon, on the Obligors' demand and at their cost and expense, the Agent shall execute proper instruments, acknowledging satisfaction of and discharging this Agreement and the other Credit Documents, and shall redeliver to the Obligors any Credit Security then in its possession; provided, however, that Sections 3.2.4, 3.5, 9, 10.7.7, 10.10, 12 and 16 shall survive the termination of this Agreement.

       16.2. No Strict Construction. The parties have participated jointly in the negotiation and drafting of this Agreement and the other Credit Documents with counsel sophisticated in financing transactions. In the event an ambiguity or question of intent or interpretation arises, this Agreement and the other Credit Documents shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any provisions of this Agreement and the other Credit Documents.

       16.3. Certain Obligor Acknowledgments. Each of the Company and the other Obligors acknowledges that:

              (a)   it has been advised by counsel in the
       negotiation, execution and delivery of this Agreement and the other Credit Documents;

              (b) neither the Agent nor any Lender has any fiduciary relationship with or duty to the Obligors arising out of or in connection with this Agreement or any other Credit Document, and the relationship between the Agent and Lenders, on one hand, and the Obligors, on the other hand, in connection herewith or therewith is solely that of debtor and creditor; and

              (c) no joint venture is created hereby or by the other Credit Documents or otherwise exists by virtue of the transactions contemplated hereby or thereby among the Obligors and the Lenders.

       16.4.         Venue; Service of Process; Certain Waivers.
Each of the Company and the other Obligors, to the extent not prohibited by applicable law that cannot be waived:

              (a) irrevocably submits to the nonexclusive jurisdiction of the state courts of The Commonwealth of Massachusetts and to the nonexclusive jurisdiction of the United States District Court for the District of Massachusetts for the purpose of any suit, action or other proceeding arising out of or based upon this Agreement or any other Credit Document or the subject matter hereof or thereof;

              (b) waives and agrees not to assert, by way of motion, as a defense or otherwise, in any such proceeding brought in any of the above-named courts, any claim that it is not subject personally to the jurisdiction of such court, that its property is exempt or immune from attachment or execution, that such proceeding is brought in an inconvenient forum, that the venue of such proceeding is improper, or that this Agreement or any other Credit Document, or the subject matter hereof or thereof, may not be enforced in or by such court;

              (c) consents to service of process in any such proceeding in any manner at the time permitted by Chapter 223A of the General Laws of The Commonwealth of Massachusetts and agrees that service of process by registered or certified mail, return receipt requested, at its address specified in or pursuant to Section 14 is reasonably calculated to give actual notice; and

              (d) waives any right it may have to claim or recover in any such proceeding any special, exemplary, punitive or consequential damages.

       16.5. WAIVER OF JURY TRIAL. TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW THAT CANNOT BE WAIVED, EACH OF THE COMPANY, THE OTHER OBLIGORS, THE AGENT AND THE LENDERS WAIVES, AND COVENANTS THAT IT WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE), ANY RIGHT TO TRIAL BY JURY IN ANY FORUM IN RESPECT OF ANY ISSUE, CLAIM OR PROCEEDING ARISING OUT OF THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR THE SUBJECT MATTER HEREOF OR THEREOF OR ANY CREDIT OBLIGATION OR IN ANY WAY CONNECTED WITH THE DEALINGS OF THE LENDERS, THE AGENT, THE COMPANY OR ANY OTHER OBLIGOR IN CONNECTION WITH ANY OF THE ABOVE, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING AND WHETHER IN CONTRACT, TORT OR OTHERWISE. EACH OF THE COMPANY AND THE OTHER OBLIGORS ACKNOWLEDGES THAT IT HAS BEEN INFORMED BY THE AGENT THAT THE FOREGOING SENTENCE CONSTITUTES A MATERIAL INDUCEMENT UPON WHICH EACH OF THE LENDERS HAS RELIED AND WILL RELY IN ENTERING INTO THIS AGREEMENT AND ANY OTHER CREDIT DOCUMENT. ANY LENDER, THE AGENT, THE COMPANY OR ANY OTHER OBLIGOR MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE COMPANY, THE OTHER OBLIGORS, THE AGENT AND THE LENDERS TO THE WAIVER OF THEIR RIGHTS TO TRIAL BY JURY.

       16.6. Interpretation; etc. All covenants, agreements, representations and warranties made in this Agreement or any other Credit Document or in certificates delivered pursuant hereto or thereto shall be deemed to have been relied on by each Lender, notwithstanding any investigation made by any Lender on its behalf, and shall survive the execution and delivery to the Lenders hereof and thereof. The invalidity or unenforceability of any provision hereof shall not affect the validity or enforceability of any other provision hereof, and any invalid or unenforceable provision shall be modified so as to be enforced to the maximum extent of its validity or enforceability. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement and the other Credit Documents constitute the entire understanding of the parties with respect to the subject matter hereof and thereof and supersede all prior and contemporaneous understandings and agreements, whether written or oral. In the event of any conflict between the provisions of this Agreement and the provisions of any other Credit Document, the provisions of this Agreement shall be controlling. This Agreement may be executed in any number of counterparts and may be delivered in original or facsimile form, all of which together shall constitute one instrument.

       16.7.         Governing Law.  THIS AGREEMENT SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS (OTHER THAN
THE CONFLICT OF LAWS RULES) OF THE COMMONWEALTH OF MASSACHUSETTS.

       Each of the undersigned has caused this Agreement to be executed and delivered by its duly authorized officer as an agreement under seal as of the date first above written.

PRIDE COMPANIES, L.P.
by Pride Refining, Inc., its
Managing General Partner

By______________________________________
Title:


PRIDE REFINING, INC.

By______________________________________
Title:

PRIDE SGP, INC.

By______________________________________
Title:


PRIDE BORGER, INC.

By______________________________________
Title:


PRIDE MARKETING OF TEXAS (CEDAR WIND), INC.

By______________________________________
Title:


DESULFUR PARTNERSHIP
by Pride Companies, L.P., its General Partner by Pride Refining, Inc., its Managing General Partner

By ______________________________________
Title:

and by Pride Marketing of Texas (Cedar Wind),
Inc., its General Partner

By ______________________________________
Title:


BANKBOSTON, N.A., for Itself and as Agent

By ______________________________________
Title:

BANKBOSTON, N.A.
Energy and Utilities Division
100 Federal Street
Boston, Massachusetts 02110
Telecopy: (617) 434-3652


LEHMAN COMMERCIAL PAPER INC., for
Itself and as Documentation Agent

By _____________________________________
Title:

LEHMAN COMMERCIAL PAPER INC.
3 World Financial Center
9th Floor
New York, New York  10285
Telecopy:  (212) 526-6600
                                   EXHIBIT 10.34

                                PRIDE COMPANIES, L.P.

                          GUARANTEE AND SECURITY AGREEMENT

                            Dated as of December 30, 1997

                             BANKBOSTON, N.A., as Agent

                                  TABLE OF CONTENTS

                                                          Page

1.  Reference to Credit Agreement; Definitions; Certain
Rules of Construction                                          1
      1.1.  "Accounts"                                         1
      1.2.  "Agreement"                                        1
      1.4.  "Hydrocarbons"                                     2
      1.5.  "Obligors"                                         2
      1.6.  "Pipeline Systems"                                 2
      1.7.  "Pledged Indebtedness"                             2
      1.8.  "Pledged Rights"                                   2
      1.9.  "Pledged Securities"                               2
      1.10.  "Pledged Stock"                                   2
      1.11.  "UCC"                                             2
2.  Guarantee                                                  2
      2.1.  Guarantee of Credit Obligations                    2
      2.2.  Continuing Obligation                              3
      2.3.  Waivers with Respect to Credit Obligations         3
      2.4.  Lenders' Power to Waive, etc                       5
      2.5.  Information Regarding the Company, etc.            6
      2.6.  Certain Guarantor Representations                  6
      2.7.  Subrogation                                        7
      2.8.  Subordination                                      7
      2.9.  Future Subsidiaries; Further Assurances            7
      2.10.  Contribution Among Guarantors                     7
3.  Security.                                                  8
      3.1. Credit Security                                     8
             3.1.1.  Tangible Personal Property                8
             3.1.2.  Cash, Rights to Payment of Money, etc     9
             3.1.3.  Intangibles                               9
             3.1.4.  Pledged Stock                             9
             3.1.5.  Pledged Rights                            9
             3.1.6.  Pledged Indebtedness                      9
             3.1.7.  Chattel Paper, Instruments, etc           10
             3.1.8.  Leases                                    10
             3.1.9.  Deposit Accounts                          10
             3.1.10.  Collateral                               10
             3.1.11.  Books and Records                        10
             3.1.12.  Insurance                                10
             3.1.13.  All Other Property                       10
             3.1.14.  Proceeds and Products                    10
             3.1.15.  Excluded Property                        10
      3.2.  Additional Credit Security                         11
             3.2.1.  Real Property                             11
             3.2.2.  Pipeline Systems                          11
      3.3.  Representations, Warranties and Covenants with Respect
to Credit Security                                             11
             3.3.1.  Pledged Stock                             12
             3.3.2.  Accounts and Pledged Indebtedness         12
             3.3.3.  No Liens or Restrictions on Transfer or Change
      of Control                                               12
             3.3.4.  Location of Credit Security               12
             3.3.5.  Trade Names.                              13
             3.3.6.  Insurance                                 13
             3.3.7.  Deposit Accounts                          13
             3.3.8.  Modifications to Credit Security          14
             3.3.9.  Delivery of Documents.                    14
             3.3.10. Perfection of Credit
                     Security                                  14
      3.4.  Administration of Credit Security                  14
             3.4.1.  Use of Credit Security                    14
             3.4.2.  Accounts                                  14
             3.4.3.  Distributions on Pledged Securities       15
             3.4.4.  Voting Pledged Securities                 15
      3.5.  Right to Realize upon Credit Security              15
             3.5.1.  Assembly of Credit Security;
                      Receiver                                 16
             3.5.2.  General Authority                         16
             3.5.3.  Marshaling, etc.                          17
             3.5.4.  Sales of Credit Security                  17
             3.5.5.  Sale without Registration                 18
             3.5.6.  Application of Proceeds                   18
      3.6.  Custody of Credit Security                         19
4.    General                                                  19

                                PRIDE COMPANIES, L.P.

                          GUARANTEE AND SECURITY AGREEMENT


       This Agreement, dated as of December 30, 1997 is among Pride Companies, L.P., a Delaware limited partnership (the "Company"), the general partners of the Company, Pride SGP, Inc. ("Pride SGP"), a Texas corporation, and Pride Refining, Inc., a Texas corporation ("Pride Refining", and together with Pride SGP, the "General Partners"), Desulfur Partnership, a Texas general partnership ("Desulfur"), Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation ("Pride Marketing"), Pride Borger, Inc., a Delaware corporation ("Pride Borger", together with Desulfur and Pride Marketing, the "Pride Parties"), any other Subsidiaries of the Company from time to time party hereto and BankBoston, N.A., as collateral agent (the "Agent") for itself and the other Lenders under the Credit Agreement (as defined below). The parties agree as follows:

1. Reference to Credit Agreement; Definitions; Certain Rules of Construction. Reference is made to the Revolving Credit and Term Loan Agreement dated as of the date hereof, as from time to time in effect (the "Credit Agreement"), among the Company, the General Partners, the Pride Parties, any other Subsidiaries of the Company from time to time party thereto, the Lenders and the Agent. Capitalized terms defined in the Credit Agreement and not otherwise defined herein are used herein with the meanings so defined. Certain other capitalized terms are used in this Agreement as specifically defined below in this Section 1.
Except as the context otherwise explicitly requires, (a) the capitalized term "Section" refers to sections of this Agreement,
(b) the capitalized term "Exhibit" refers to exhibits to this Agreement, (c) references to a particular Section shall include all subsections thereof, (d) the word "including" shall be construed as "including without limitation", (e) terms defined in the UCC and not otherwise defined herein have the meaning provided under the UCC, (f) references to a particular statute or regulation include all rules and regulations thereunder and any successor statute, regulation or rules, in each case as from time to time in effect and (g) references to a particular Person include such Person's successors and assigns to the extent not prohibited by this Agreement and the other Credit Documents. References to "the date hereof" mean the date first set forth above.

      1.1.  "Accounts" is defined in Section 3.1.2.

      1.2.  "Agreement" means this Guarantee and Security
Agreement as from time to time in effect.

      1.3. "Guarantor" means each of the General Partners and each of the Pride Parties.

      1.4. "Hydrocarbons" means crude oil, gasoline, casinghead gas, drip gasoline, natural gas, condensate and distillate, all other liquid and gaseous hydrocarbons and all other minerals.

      1.5. "Obligors" means the Company, the General Partners, the Pride Parties and the other Subsidiaries of the Company party hereto from time to time.

      1.6.  "Pipeline Systems" is defined in Section 3.1.1.

      1.7.  "Pledged Indebtedness" is defined in Section 3.1.6.

      1.8.  "Pledged Rights" is defined in Section 3.1.5.

      1.9.  "Pledged Securities" means the Pledged Stock, the
Pledged Rights and the Pledged Indebtedness, collectively.

      1.10.  "Pledged Stock" is defined in Section 3.1.4.

      1.11. "UCC" means the Uniform Commercial Code as in effect in Texas on the date hereof; provided, however, that with respect to the perfection of the Agent's Lien in the Credit Security and the effect of nonperfection thereof, the term "UCC" means the Uniform Commercial Code as in effect in any jurisdiction the laws of which are made applicable by section 9-103 of the Uniform Commercial Code as in effect in Texas.

2.  Guarantee.

      2.1. Guarantee of Credit Obligations. Each Guarantor unconditionally guarantees that the Credit Obligations will be performed and paid in full in cash when due and payable, whether at the stated or accelerated maturity thereof or otherwise, this guarantee being a guarantee of payment and not of collectability and being absolute and in no way conditional or contingent. In the event any part of the Credit Obligations shall not have been so paid in full when due and payable, each Guarantor will, immediately upon notice by the Agent or, without notice, immediately upon the occurrence of a Bankruptcy Default, pay or cause to be paid to the Agent for the account of each Lender in accordance with the Lenders' respective Percentage Interests therein the amount of such Credit Obligations which are then due and payable and unpaid. The obligations of each Guarantor hereunder shall not be affected by the invalidity, unenforceability or irrecoverability of any of the Credit Obligations as against the Company, any other Obligor, any other guarantor thereof or any other Person. For purposes hereof, the Credit Obligations shall be due and payable when and as the same shall be due and payable under the terms of the Credit Agreement or any other Credit Document notwithstanding the fact that the collection or enforcement thereof may be stayed or enjoined under the Bankruptcy Code or other applicable law.

      2.2. Continuing Obligation. Each Guarantor acknowledges that the Lenders have entered into the Credit Agreement (and, to the extent that the Lenders or the Agent may enter into any future Credit Document, will have entered into such agreement) in reliance on this Section 2 being a continuing irrevocable agreement, and such Guarantor agrees that its guarantee may not be revoked in whole or in part. The obligations of the Guarantors hereunder shall terminate when the commitment of the Lenders to extend credit under the Credit Agreement shall have terminated and all of the Credit Obligations have been indefeasibly paid in full in cash and discharged; provided, however, that:

             (a) if a claim is made upon the Lenders at any time for repayment or recovery of any amounts or any property received by the Lenders from any source on account of any of the Credit Obligations and the Lenders repay or return any amounts or property so received (including interest thereon to the extent required to be paid by the Lenders) or

             (b) if the Lenders become liable for any part of such claim by reason of (i) any judgment or order of any court or administrative authority having competent jurisdiction, or
      (ii) any settlement or compromise of any such claim,

then the Guarantors shall remain liable under this Agreement for the amounts so repaid or property so returned or the amounts for which the Lenders become liable (such amounts being deemed part of the Credit Obligations) to the same extent as if such amounts or property had never been received by the Lenders, notwithstanding any termination hereof or the cancellation of any instrument or agreement evidencing any of the Credit Obligations. Not later than five days after receipt of notice from the Agent, the Guarantors shall pay to the Agent an amount equal to the amount of such repayment or return for which the Lenders have so become liable. Payments hereunder by a Guarantor may be required by the Agent on any number of occasions.

      2.3. Waivers with Respect to Credit Obligations. Except to the extent expressly provided to the contrary in the Credit Agreement or any other Credit Document, each Guarantor waives, to the fullest extent permitted by the provisions of applicable law, all of the following (including all defenses, counterclaims and other rights of any nature based upon any of the following):

             (a) presentment, demand for payment and protest of nonpayment of any of the Credit Obligations, and notice of protest, dishonor or nonperformance;

             (b) notice of acceptance of this guarantee and notice that credit has been extended in reliance on such Guarantor's guarantee of the Credit Obligations;

             (c) notice of any Default or of any inability to enforce performance of the obligations of the Company or any other Person with respect to any Credit Document or notice of any acceleration of maturity of any Credit Obligations;

             (d) demand for performance or observance of, and any enforcement of any provision of the Credit Agreement, the Credit Obligations or any other Credit Document or any pursuit or exhaustion of rights or remedies with respect to any Credit Security or against the Company or any other Person in respect of the Credit Obligations or any requirement of diligence or promptness on the part of the Agent or the Lenders in connection with any of the foregoing;

             (e) any act or omission on the part of the Agent or the Lenders which may impair or prejudice the rights of such Guarantor, including rights to obtain subrogation, exoneration, contribution, indemnification or any other reimbursement from the Company or any other Person, or otherwise operate as a deemed release or discharge;

             (f) failure or delay to perfect or continue the perfection of any security interest in any Credit Security or any other action which harms or impairs the value of, or any failure to preserve or protect the value of, any Credit Security;

             (g) any statute of limitations or any statute or rule of law which provides that the obligation of a surety must be neither larger in amount nor in other respects more burdensome than the obligation of the principal;

             (h) any "single action" or "anti-deficiency" law which
      would otherwise prevent the Lenders from bringing any action, including any claim for a deficiency, against such Guarantor before or after the Agent's or the Lenders' commencement or completion of any foreclosure action, whether judicially, by exercise of power of sale or otherwise, or any other law which would otherwise require any election of remedies by the Agent or the Lenders;

             (i) all demands and notices of every kind with respect to the foregoing; and

             (j) to the extent not referred to above, all defenses (other than payment) which the Company may now or hereafter have to the payment of the Credit Obligations, together with all suretyship defenses, which could otherwise be asserted by such Guarantor.

      No delay or omission on the part of the Agent or the Lenders in exercising any right under any other Credit Document or under any other guarantee of the Credit Obligations or with respect to the Credit Security shall operate as a waiver or relinquishment of such right. No action which the Agent or the Lenders or the Company or any other Obligor may take or refrain from taking with respect to the Credit Obligations shall affect the provisions of this Agreement or the obligations of each Guarantor hereunder. None of the Lenders' or the Agent's rights shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or any other Obligor, or by any noncompliance by the Company or any other Obligor with any Credit Document, regardless of any knowledge thereof which the Agent or the Lenders may have or otherwise be charged with.

      2.4. Lenders' Power to Waive, etc. Each Guarantor grants to the Agent and the Lenders full power in their discretion, without notice to or consent of such Guarantor, such notice and consent being expressly waived to the fullest extent permitted by applicable law, and without in any way affecting the liability of such Guarantor under its guarantee hereunder:

             (a) To waive compliance with, and any Default under, and to consent to any amendment to or modification or termination of any provision of, or to give any waiver in respect of, the Credit Agreement, any other Credit Document, the Credit Security, the Credit Obligations or any guarantee thereof (each as from time to time in effect);

             (b) To grant any extensions of the Credit Obligations (for any duration), and any other indulgence with respect thereto, and to effect any total or partial release (by operation of law or otherwise), discharge, compromise or settlement with respect to the obligations of the Obligors or any other Person in respect of the Credit Obligations, whether or not rights against such Guarantor under this Agreement are reserved in connection therewith;

             (c) To take security in any form for the Credit Obligations, and to consent to the addition to or the substitution, exchange, release or other disposition of, or to deal in any other manner with, any part of any property contained in the Credit Security whether or not the property, if any, received upon the exercise of such power shall be of a character or value the same as or different from the character or value of any property disposed of, and to obtain, modify or release any present or future guarantees of the Credit Obligations and to proceed against any of the Credit Security or such guarantees in any order;

             (d)  To collect or liquidate or realize upon any of
the Credit Obligations or the Credit Security in any manner        or to
refrain from collecting or liquidating or realizing          upon any of
the Credit Obligations or the Credit Security;         and

             (e) To extend credit under the Credit Agreement, any other Credit Document or otherwise in such amount as the Lenders may determine, including increasing the amount of credit and the interest rate and fees with respect thereto, even though the condition of the Obligors (financial or otherwise, on an individual or Consolidated basis) may have deteriorated since the date hereof.

      2.5. Information Regarding the Company, etc. Each Guarantor has made such investigation as it deems desirable of the risks undertaken by it in entering into this Agreement and is fully satisfied that it understands all such risks. Each Guarantor waives any obligation which may now or hereafter exist on the part of the Agent or the Lenders to inform it of the risks being undertaken by entering into this Agreement or of any changes in such risks and, from and after the date hereof, each Guarantor undertakes to keep itself informed of such risks and any changes therein. Each Guarantor expressly waives any duty which may now or hereafter exist on the part of the Agent or the Lenders to disclose to such Guarantor any matter related to the business, operations, character, collateral, credit, condition (financial or otherwise), income or prospects of the Company and its Affiliates or their properties or management, whether now or hereafter known by the Agent or the Lenders. Each Guarantor represents, warrants and agrees that it assumes sole responsibility for obtaining from the Company all information concerning the Credit Agreement and all other Credit Documents and all other information as to the Company and its Affiliates or their properties or management as such Guarantor deems necessary or desirable.

      2.6. Certain Guarantor Representations. Each Guarantor represents that:

             (a) it is in its best interest and in pursuit of the purposes for which it was organized as an integral part of the business conducted and proposed to be conducted by the Company and its Subsidiaries, and reasonably necessary and convenient in connection with the conduct of the business conducted and proposed to be conducted by them, to induce the Lenders to enter into the Credit Agreement and to extend credit to the Company by making the Guarantee contemplated by this Section 2;

             (b) the credit available under the Credit Agreement will directly or indirectly inure to its benefit;

             (c) by virtue of the foregoing it is receiving at least reasonably equivalent value from the Lenders for its Guarantee;

             (d) it will not be rendered insolvent as a result of entering into this Agreement;

             (e)   after giving effect to the transactions
      contemplated by this Agreement, it will have assets having a fair saleable value in excess of the amount required to pay its probable liability on its existing debts as such debts become absolute and matured;

             (f) it has, and will have, access to adequate capital for the conduct of its business;

             (g) it has the ability to pay its debts from time to time incurred in connection therewith as such debts mature;
      and

             (h) it has been advised by the Agent that the Lenders are unwilling to enter into the Credit Agreement unless the Guarantee contemplated by this Section 2 is given by it.

      2.7. Subrogation. Each Guarantor agrees that, until the Credit Obligations are paid in full, it will not exercise any right of reimbursement, subrogation, contribution, offset or other claims against the Company or any other Obligor arising by contract or operation of law in connection with any payment made or required to be made by such Guarantor under this Agreement. After the payment in full of the Credit Obligations, each Guarantor shall be entitled to exercise against the Company and the other Obligors all such rights of reimbursement, subrogation, contribution and offset, and all such other claims, to the fullest extent permitted by law.

      2.8. Subordination. Each Guarantor covenants and agrees that, after the occurrence of an Event of Default, all Indebtedness, claims and liabilities then or thereafter owing by the Company or any other Obligor to such Guarantor whether arising hereunder or otherwise are subordinated to the prior payment in full of the Credit Obligations and are so subordinated as a claim against such Obligor or any of its assets, whether such claim be in the ordinary course of business or in the event of voluntary or involuntary liquidation, dissolution, insolvency or bankruptcy, so that no payment with respect to any such Indebtedness, claim or liability will be made or received while any Event of Default exists.

      2.9.  Future  Subsidiaries; Further Assurances.   The
Company will from time to time cause (a) any present Wholly Owned Subsidiary that is not a Guarantor within 30 days after notice from the Agent or (b) any future Wholly Owned Subsidiary within 30 days after any such Person becomes a Wholly Owned Subsidiary, to join this Agreement as a Guarantor pursuant to a joinder agreement in form and substance satisfactory to the Agent; provided, however, that in the event such a Wholly Owned Subsidiary is prohibited by any valid law, statute, rule or regulation from guaranteeing the Credit Obligations, or if such a guarantee by any Foreign Subsidiary would result in a repatriation of a material amount of foreign earnings under the Code (including the "deemed dividend" provisions of section 956 of the Code), (i) such guarantee will be limited to the extent necessary to comply with such prohibition or to prevent such repatriation of foreign earnings or (ii) if such limitation on the guaranteed amount is not sufficient to avoid such prohibition or repatriation, the Company and its other Subsidiaries will pledge the stock of such Wholly Owned Subsidiary (or as much of such stock as may be pledged without resulting in such a repatriation) to the Agent to secure the Credit Obligations pursuant to a pledge agreement in form and substance satisfactory to the Agent. Each Guarantor will, promptly upon the request of the Agent from time to time, execute, acknowledge and deliver, and file and record, all such instruments, and take all such action, as the Agent deems necessary or advisable to carry out the intent and purpose of this Section 2.

      2.10. Contribution Among Guarantors. The Guarantors agree that, as among themselves in their capacity as guarantors of the Credit Obligations, the ultimate responsibility for repayment of the Credit Obligations, in the event that the Company fails to pay when due its Credit Obligations, shall be equitably apportioned, to the extent consistent with the Credit Documents, among the respective Guarantors (a) in the proportion that each, in its capacity as a guarantor, has benefited from the extensions of credit to the Company by the Lenders under the Credit Agreement, or (b) if such equitable apportionment cannot reasonably be determined or agreed upon among the affected Guarantors, in proportion to their respective net worths determined on or about the date hereof (or such later date as such Guarantor becomes party hereto). In the event that any Guarantor, in its capacity as a guarantor, pays an amount with respect to the Credit Obligations in excess of its proportionate share as set forth in this Section 2.10, each other Guarantor shall, to the extent consistent with the Credit Documents, make a contribution payment to such Guarantor in an amount such that the aggregate amount paid by each Guarantor reflects its proportionate share of the Credit Obligations. In the event of any default by any Guarantor under this Section 2.10, each other Guarantor will bear, to the extent consistent with the Credit Documents, its proportionate share of the defaulting Guarantor's obligation under this Section 2.10. This Section 2.10 is intended to set forth only the rights and obligations of the Guarantors among themselves and shall not in any way affect the obligations of any Guarantor to the Lenders under the Credit Documents (which obligations shall at all times constitute the joint and several obligations of all the Guarantors).

3.  Security.

      3.1. Credit Security. As security for the payment and performance of the Credit Obligations, each Obligor party hereto mortgages, pledges and collaterally grants and assigns to the Agent for the benefit of the Lenders and the holders from time to time of any Credit Obligation, and creates a security interest in favor of the Agent for the benefit of the Lenders and such holders in, all of such Obligor's right, title and interest in and to (but none of its obligations or liabilities with respect to) the items and types of present and future property described in Sections 3.1.1 through 3.1.14 (subject, however, to Section 3.1.15), whether now owned or hereafter acquired, all of which shall be included in the term "Credit Security":

             3.1.1. Tangible Personal Property. All goods, machinery, equipment, inventory, Hydrocarbons, at any time and from time to time in any of the pipeline systems owned in whole or in part by any of the Obligors (the "Pipeline Systems"), whether or not in transit or in storage, and all other tangible personal property of any nature whatsoever, wherever located, including the Pipeline Systems, pipelines, gathering lines, trunk lines, lateral lines, compressors, dehydration and pumping equipment, pumps, compressors, dehydrations units, separators, heater treaters, valves, flow lines, gauge meters, alarms, supplies, machinery, equipment, derricks, pipe racks, stores of spare pipe, consumables, buildings, tanks, casings, christmas trees, tubing, rods, liquid extractors, engines, boilers, tools, appliances, cables, wires, raw materials, work in process, finished parts and products, supplies, spare parts, replacement parts, merchandise for resale, computers, tapes, disks and computer equipment.

             3.1.2. Cash, Rights to Payment of Money, etc. All Cash and Cash Equivalents and all rights to receive the payment of money, including accounts and receivables, rights to receive the payment of money under contracts, franchises, licenses, permits, subscriptions or other agreements (whether or not earned by performance), and rights to receive payments from any other source (all such rights, other than Financing Debt, being referred to herein as "Accounts").

             3.1.3. Intangibles. All of the following (to the extent not included in Section 3.1.2): (a) contracts, including, but not limited to, contracts for the purchase, exchange, processing, transportation or sale of Hydrocarbons, and all other contracts relating in any way to all or part of the Pipeline Systems, franchises, licenses, permits, subscriptions and other agreements and all other rights thereunder; (b) rights granted by others which permit such Obligor to sell or market items of personal property;
      (c) United States and foreign common law and statutory copyrights and rights in literary property and rights and licenses thereunder; (d) trade names, United States and foreign trademarks, service marks, any registrations thereof and any related good will; (e) United States and foreign patents and patent applications; (f) computer software, designs, models, know-how, trade secrets, rights in proprietary information, formulas, customer lists, backlog, orders, subscriptions, royalties, catalogues, sales material, documents, good will, inventions and processes;
      (g) judgments, demands, causes in action and claims, whether or not inchoate, including without limitation all rights to any settlement of or payments associated with the DFSC Claim; and (h) all other general intangibles and intangible property and all rights thereunder.

             3.1.4. Pledged Stock. (a) All shares of capital stock
      or other evidence of beneficial interest in any corporation, business trust or limited liability company, (b) all limited partnership interests in any limited partnership, (c) all general partnership interests in any general partnership,
      (d) all joint venture interests in any joint venture and (e) all options, warrants and similar rights to acquire such capital stock or such interests. All such capital stock, interests, options, warrants and other rights are collectively referred to as the "Pledged Stock".

             3.1.5. Pledged Rights. All rights to receive profits or surplus of, or other Distributions (including income, return of capital and liquidating distributions) from, any partnership, joint venture or limited liability company, including any distributions by any such Person to partners, joint venturers or members. All such rights are collectively referred to as the "Pledged Rights".

             3.1.6. Pledged Indebtedness. All Financing Debt from time to time owing to such Obligor from any Person (all such Financing Debt being referred to as the "Pledged
      Indebtedness").

             3.1.7. Chattel Paper, Instruments, etc. All chattel paper, non-negotiable instruments, negotiable instruments, documents and investment property.

             3.1.8. Leases. All leases of personal property, whether such Obligor is the lessor or the lessee thereunder.

             3.1.9. Deposit Accounts. All general or special deposit accounts, including any demand, time, savings, passbook or similar account maintained by such Obligor with any bank, trust company, savings and loan association, credit union or similar organization, and all money, cash and cash equivalents of such Obligor, whether or not deposited in any such deposit account.

             3.1.10. Collateral. All collateral granted by third parties to, or held by, such Obligor with respect to the Accounts, Pledged Securities, chattel paper, instruments, leases and other items of Credit Security.

             3.1.11. Books and Records. All books and records, including books of account and ledgers of every kind and nature, all electronically recorded data (including all computer programs, disks, tapes, electronic data processing media and software used in connection with maintaining such Obligor's books and records), all files and correspondence and all containers for the foregoing.

             3.1.12. Insurance. All insurance policies which insure against any loss or damage to any other Credit
      Security or which are otherwise owned by such Obligor.

             3.1.13. All Other Property. All other property, assets and items of value of every kind and nature, tangible or intangible, absolute or contingent, legal or equitable, including without limitation all right, title and interest of the Obligor in the property described in Exhibit 3.1.13 attached hereto.

             3.1.14. Proceeds and Products. All rents, royalties, issues, profits, revenues, proceeds, including insurance proceeds, and products of the items of Credit Security described or referred to in Sections 3.1.1 through 3.1.13 and, to the extent not included in the foregoing, all Distributions with respect to the Pledged Securities.

             3.1.15.  Excluded Property.  Notwithstanding
      Sections 3.1.1 through 3.1.14, the payment and performance of the Credit Obligations shall not be secured by:

             (a) any contract, license, permit or franchise that validly prohibits the creation by such Obligor of a security interest in such contract, license, permit or franchise (or in any rights or property obtained by such Obligor under such contract, license, permit or franchise); provided, however, that the provisions of this Section 3.1.15 shall not prohibit the security interests created by this Agreement from extending to the proceeds of such contract, license, permit or franchise (or such rights or property) or to the monetary value of the good will and other general intangibles of the Obligors relating thereto; or

             (b) any rights or property to the extent that any valid and enforceable law or regulation applicable to such rights or property prohibits the creation of a security interest therein; provided, however, that the provisions of this Section 3.1.15 shall not prohibit the security interests created by this Agreement from extending to the proceeds of such rights or property or to the monetary value of the good will and other general intangibles of the Obligors relating thereto.

      In addition, in the event any Obligor disposes of assets to third parties in a transaction permitted by Section 6.11 of the Credit Agreement, such assets, but not the proceeds or products thereof, shall be released from the Lien of the Credit Security.

      3.2. Additional Credit Security. As additional Credit Security, each Obligor covenants that it will mortgage, pledge and collaterally grant and assign to the Agent for the benefit of the Lenders and the holders from time to time of any Credit Obligation, and will create a security interest in favor of the Agent for the benefit of the Lenders and such holders in, all of its right, title and interest in and to (but none of its obligations with respect to) such of the following present or future items as the Agent may from time to time specify by notice to such Obligor, whether now owned or hereafter acquired, and the proceeds and products thereof, except to the extent consisting of rights or property of the types referred to in Section 3.1.15(a) and (b), subject only to Liens permitted by Section 3.3.3, all of which shall thereupon be included in the term "Credit Security":

             3.2.1.  Real Property.  All real property and
immovable
      property and fixtures, leasehold interests, rights-of-way, surface leases, sub-surface leases, and easements wherever located, together with all estates and interests of such Obligor therein, including lands, buildings, stores, manufacturing facilities, improvements and other structures erected on such property, fixed plant, fixed equipment and all permits, rights, including but not limited to all water and water rights and rights to timber, crops and mineral interests, licenses, benefits and other interests of any kind or nature whatsoever in respect of such real and immovable property, including but not limited to all of the leases, rents, royalties, issues, profits, revenues or other benefits of the real property and improvements thereon.

             3.2.2.  Pipeline Systems.  All real property,
      easements, leasehold interests, rights of way, leases and other rights to property and equipment, wherever located, associated with the Pipeline Systems.

      3.3. Representations, Warranties and Covenants with Respect to Credit Security. Each Obligor represents, warrants and covenants that:

             3.3.1. Pledged Stock. All shares of capital stock, general partnership interests, limited partnership interests, membership interests and similar securities included in the Pledged Stock are and shall be at all times duly authorized, validly issued, fully paid and (in the case of capital stock and limited partnership interests) nonassessable. Each Obligor will deliver to the Agent certificates representing the Pledged Stock, registered, if the Agent so requests, in the name of the Agent or its nominee, as pledgee, or accompanied by a stock transfer power executed in blank and, if the Agent so requests, with the signature guaranteed, all in form and manner satisfactory to the Agent. Pledged Stock that is not evidenced by a certificate will be registered in the Agent's name as pledgee on the issuer's records, all in form and substance satisfactory to the Agent. The Agent may at any time transfer into its name or the name of its nominee, as pledgee, any Pledged Stock. In the event the Pledged Stock includes any Margin Stock, the Obligors will furnish to the Lenders Federal Reserve Form U-1 and take such other action as the Agent may request to ensure compliance with applicable laws.

             3.3.2. Accounts and Pledged Indebtedness. Each Obligor will, immediately upon the receipt thereof, deliver to the Agent any promissory note or similar instrument representing any Account or Pledged Indebtedness, after having endorsed such promissory note or instrument in blank.

             3.3.3. No Liens or Restrictions on Transfer or Change of Control. All Credit Security shall be free and clear of any Liens and restrictions on the transfer thereof, including contractual provisions which prohibit the assignment of rights under contracts, except for Liens permitted by Section 6.8 of the Credit Agreement. Without limiting the generality of the foregoing, each Obligor will use reasonable efforts to exclude from agreements, instruments, deeds or leases to which it becomes a party after the date hereof provisions that would prevent such Obligor from creating a security interest in such agreement, instrument, deed or lease or any rights or property acquired thereunder as contemplated hereby. None of the Pledged
      Stock is subject to any option to purchase or similar rights of any Person. Except with the written consent of the Agent, no Obligor is, and none of them will be, party to or bound by any agreement, instrument, deed or lease that restricts the change of control or ownership, or the creation of a security interest in the ownership, of any of the Company's Subsidiaries.

             3.3.4. Location of Credit Security. Each Obligor shall at all times keep its records concerning the Accounts at its chief executive office and principal place of business, which office and place of business shall be set forth in Exhibit 3.3 (as from time to time supplemented in accordance with Sections 6.4.1 and 6.4.2 of the Credit Agreement) or, so long as such Obligor shall have taken all steps reasonably necessary to perfect the Lenders' security interest in the Credit Security with respect to such new address, at such other address as such Obligor may specify by notice actually received by the Agent not less than ten Banking Days prior to such change of address. No Obligor shall at any time keep tangible personal property of the type referred to in Section 3.1.1 in any jurisdiction other than the jurisdictions specified in Exhibit 3.3 (as so supplemented) or, so long as such Obligor shall have taken all steps reasonably necessary to perfect the Lenders' security interest in the Credit Security with respect to such other jurisdiction, other jurisdictions as such Obligor may specify by notice actually received by the Agent not less than ten days prior to moving such tangible personal property into such other jurisdiction.

             3.3.5. Trade Names. No Obligor will adopt or do business under any name other than its name or names designated in Exhibit 3.3 (as from time to time supplemented in accordance with Sections 6.4.1 and 6.4.2 of the Credit Agreement) or any other name specified by notice actually received by the Agent not less than ten Banking Days prior to the conduct of business under such additional name.
      Since its inception, no Obligor has changed its name or adopted or conducted business under any trade name other than a name specified on Exhibit 3.3 (as so supplemented).

             3.3.6. Insurance. Each insurance policy included in, or insuring against loss or damage to, the Credit Security shall name the Agent as additional insured party or as loss payee. No such insurance policy shall be cancelable or subject to termination or reduction in amount or scope of coverage until after at least 30 days' prior written notice from the insurer to the Agent. At least ten days prior to the expiration of any such insurance policy for any reason, each Obligor shall furnish the Agent with a renewal or replacement policy and evidence of payment of the premiums therefor when due. Each Obligor grants to the Agent full power and authority as its attorney-in-fact, effective upon notice to such Obligor after the occurrence of an Event of Default, to obtain, cancel, transfer, adjust and settle any such insurance policy and to endorse any drafts thereon.
      Any amounts that the Agent receives under any such policy (including return of unearned premiums) insuring against loss or damage to the Credit Security prior to the occurrence of an Event of Default shall be delivered to the Obligors for the replacement, restoration and maintenance of the Credit Security. Any such amounts that the Agent receives after the occurrence of an Event of Default shall, at the Agent's option, be applied to payment of the Credit Obligations or to the replacement, restoration and maintenance of the Credit Security. If any Obligor fails to provide insurance as required by this Agreement, the Agent may, at its option, purchase such insurance, and such Obligor will on demand pay to the Agent the amount of any payments made by the Agent or the Lenders for such purpose, together with interest on the amounts so disbursed from five Banking Days after the date demanded until payment in full thereof at the Overdue Reimbursement Rate.

             3.3.7. Deposit Accounts. Each Obligor shall keep all its bank and deposit accounts only with the Agent, other Lenders or the financial institutions listed on Exhibit 3.3 (as from time to time supplemented in accordance with Sections 6.4.1 and 6.4.2 of the Credit Agreement), and shall use reasonable efforts to cause such financial institutions to enter into Agency Account Agreements with the Agent in form and substance reasonably satisfactory to the Agent.

             3.3.8. Modifications to Credit Security. No Obligor shall amend or modify, or waive any of its rights under or with respect to, any material Accounts, general intangibles, Pledged Securities or leases if the effect of such amendment, modification or waiver would be to reduce the amount of any such items or to extend the time of payment thereof, to waive any default by any other party thereto, or to waive or impair any remedies of the Obligors or the Lenders under or with respect to any such Accounts, general intangibles, Pledged Securities or leases, except in each case in a manner consistent with past practice in the ordinary course of business and on an arm's-length basis or otherwise with the prior written consent of the Agent. Each Obligor will promptly give the Agent written notice of any request by any Person for any material credit or adjustment with respect to any Account, general intangible, Pledged Securities or leases.

             3.3.9. Delivery of Documents. Upon the Agent's request, each Obligor shall deliver to the Agent, promptly upon such Obligor's receipt thereof, copies of any agreements, instruments, documents or invoices comprising or relating to the Credit Security. Pending such request, such Obligor shall keep such items at its chief executive office and principal place of business (as specified pursuant to Section 3.3.4).

             3.3.10. Perfection of Credit Security. Upon the Agent's request from time to time, the Obligors will execute and deliver, and file and record in the proper filing and recording places, all such instruments, including financing statements, collateral assignments of copyrights, trademarks and patents, mortgages or deeds of trust and notations on certificates of title, and will take all such other action, as the Agent deems advisable for confirming to it the Credit Security or to carry out any other purpose of this Agreement or any other Credit Document.

      3.4.  Administration of Credit Security.  The Credit
Security shall be administered as follows, and if an Event of Default shall have occurred, Section 3.5 shall also apply.

             3.4.1. Use of Credit Security. Until the Agent provides written notice to the contrary, each Obligor may use, commingle and dispose of any part of the Credit
      Security in the ordinary course of its business, all subject to Section 6.11 of the Credit Agreement.

             3.4.2. Accounts. To the extent specified by prior written notice from the Agent, after the occurrence of an Event of Default, all sums collected or received and all property recovered or possessed by any Obligor in connection with any Credit Security shall be received and held by such Obligor in trust for and on the Lenders' behalf, shall be segregated from the assets and funds of such Obligor, and shall be delivered to the Agent for the benefit of the Lenders. Without limiting the foregoing, upon the Agent's request after the occurrence of an Event of Default, each Obligor shall institute depository collateral accounts, lock-box receipts and similar credit procedures providing for the direct receipt of payment on Accounts at a separate address, the segregation of such proceeds for direct payment to the Agent and appropriate notices to Account debtors. Upon the Agent's request, each Obligor will cause its accounting books and records to be marked with such legends and segregated in such manner as the Agent may specify.

             3.4.3.  Distributions on Pledged Securities.

             (a) Until an Event of Default shall occur, the respective Obligors shall be entitled, to the extent permitted by the Credit Documents, to receive all Distributions on or with respect to the Pledged Securities (other than Distributions constituting additional Pledged Securities). All Distributions constituting additional Pledged Securities will be retained by the Agent (or if received by any Obligor shall be held by such Person in trust and shall be immediately delivered by such Person to the Agent in the original form received, endorsed in blank) and held by the Agent as part of the Credit Security.

             (b) If an Event of Default shall have occurred, all Distributions on or with respect to the Pledged Securities shall be retained by the Agent (or if received by any Obligor shall be held by such Person in trust and shall be immediately delivered by it to the Agent in the original form received, endorsed in blank) and held by the Agent as part of the Credit Security or applied by the Agent to the payment of the Credit Obligations in accordance with Section 3.5.6.

             3.4.4.  Voting Pledged Securities.

             (a) Until an Event of Default shall occur, the respective Obligors shall be entitled to vote or consent with respect to the Pledged Securities in any manner not inconsistent with the terms of any Credit Document, and the Agent will, if so requested, execute appropriate revocable proxies therefor.

             (b) If an Event of Default shall have occurred, if and
      to the extent that the Agent shall so notify in writing the Obligor pledging the Pledged Securities in question, only the Agent shall be entitled to vote or consent or take any other action with respect to the Pledged Securities (and any Obligor will, if so requested, execute appropriate proxies therefor).

      3.5. Right to Realize upon Credit Security. Except to the extent prohibited by applicable law that cannot be waived, this
Section 3.5 shall govern the Lenders' and the Agent's rights to realize upon the Credit Security if any Event of Default shall have occurred. The provisions of this Section 3.5 are in addition to any rights and remedies available at law or in equity and in addition to the provisions of any other Credit Document. In the case of a conflict between this Section 3.5 and any other Credit Document, this Section 3.5 shall govern.

             3.5.1. Assembly of Credit Security; Receiver. Each Obligor shall, upon the Agent's request, assemble the Credit Security and otherwise make it available to the Agent. The Agent may have a receiver appointed for all or any portion of the Obligors' assets or business which constitutes the Credit Security in order to manage, protect, preserve, sell and otherwise dispose of all or any portion of the Credit Security in accordance with the terms of the Credit Documents, to continue the operations of the Obligors and to collect all revenues and profits therefrom to be applied to the payment of the Credit Obligations, including the compensation and expenses of such receiver.

             3.5.2. General Authority. To the extent specified in written notice from the Agent to the Obligor in question, each Obligor grants the Agent full and exclusive power and authority, subject to the other terms hereof and applicable law, to take any of the following actions (for the sole benefit of the Agent on behalf of the Lenders and the holders from time to time of any Credit Obligations, but at such Obligor's expense):

             (a) To ask for, demand, take, collect, sue for and receive all payments in respect of any Accounts, general intangibles, Pledged Securities or leases which such Obligor could otherwise ask for, demand, take, collect, sue for and receive for its own use.

             (b) To extend the time of payment of any Accounts, general intangibles, Pledged Securities or leases and to make any allowance or other adjustment with respect thereto.

             (c) To settle, compromise, prosecute or defend any action or proceeding with respect to any Accounts, general intangibles, Pledged Securities or leases and to enforce all rights and remedies thereunder which such Obligor could otherwise enforce.

             (d) To enforce the payment of any Accounts, general intangibles, Pledged Securities or leases, either in the name of such Obligor or in its own name, and to endorse the name of such Obligor on all checks, drafts, money orders and other instruments tendered to or received in payment of any Credit Security.

             (e) To notify the third party payor with respect to any Accounts, general intangibles, Pledged Securities or leases of the existence of the security interest created hereby and to cause all payments in respect thereof thereafter to be made directly to the Agent; provided, however, that whether or not the Agent shall have so notified such payor, such Obligor will at its expense render all reasonable assistance to the Agent in collecting such items and in enforcing claims thereon.

             (f) To sell, transfer, assign or otherwise deal in or with any Credit Security or the proceeds thereof, as fully as such Obligor otherwise could do.

             3.5.3. Marshaling, etc. Neither the Agent nor the Lenders shall be required to make any demand upon, or pursue or exhaust any of their rights or remedies against, any Obligor or any other guarantor, pledgor or any other Person with respect to the payment of the Credit Obligations or to pursue or exhaust any of their rights or remedies with respect to any collateral therefor or any direct or indirect guarantee thereof. Neither the Agent nor the Lenders shall be required to marshal the Credit Security or any guarantee of the Credit Obligations or to resort to the Credit Security or any such guarantee in any particular order, and all of its and their rights hereunder or under any other Credit Document shall be cumulative. To the extent it may lawfully do so, each Obligor absolutely and irrevocably waives and relinquishes the benefit and advantage of, and covenants not to assert against the Agent or the Lenders, any valuation, stay, appraisement, extension, redemption or similar laws now or hereafter existing which, but for this provision, might be applicable to the sale of any Credit Security made under the judgment, order or decree of any court, or privately under the power of sale conferred by this Agreement, or otherwise. Without limiting the generality of the foregoing, each Obligor (a) agrees that it will not invoke or utilize any law which might prevent, cause a delay in or otherwise impede the enforcement of the rights of the Agent or any Lender in the Credit Security,
      (b) waives all such laws, and (c) agrees that it will not invoke or raise as a defense to any enforcement by the Agent or any Lender of any rights and remedies relating to the Credit Security or the Credit Obligations any legal or contractual requirement with which the Agent or any Lender may have in good faith failed to comply. In addition, each Obligor waives any right to prior notice (except to the extent expressly required by this Agreement) or judicial hearing in connection with foreclosure on or disposition of any Credit Security, including any such right which such Obligor would otherwise have under the Constitution of the United States of America, any state or territory thereof or any other jurisdiction.

             3.5.4. Sales of Credit Security. All or any part of the Credit Security may be sold for cash or other value in any number of lots at public or private sale, without demand, advertisement or notice; provided, however, that unless the Credit Security to be sold threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Agent shall give the Obligor granting the security interest in such Credit Security ten days' prior written notice of the time and place of any public sale, or the time after which a private sale may be made, which notice each of the Obligors and the Agent agrees to be reasonable. At any sale or sales of Credit Security, any Lender or any of its respective officers acting on its behalf, or such Lender's assigns, may bid for and purchase all or any part of the property and rights so sold, may use all or any portion of the Credit Obligations owed to such Lender as payment for the property or rights so purchased, and upon compliance with the terms of such sale may hold and dispose of such property and rights without further accountability to the respective Obligors, except for the proceeds of such sale or sales pursuant to Section 3.5.6. The Obligors acknowledge that any such sale will be made by the Agent on an "as is" basis with disclaimers of all warranties, whether express or implied. The respective Obligors will execute and deliver or cause to be executed and delivered such instruments, documents, assignments, waivers, certificates and affidavits, will supply or cause to be supplied such further information and will take such further action, as the Agent shall request in connection with any such sale.

             3.5.5. Sale without Registration. If, at any time when the Agent shall determine to exercise its rights hereunder to sell all or part of the securities included in the Credit Security, the securities in question shall not be effectively registered under the Securities Act (or other applicable law), the Agent may, in its sole discretion, sell such securities by private or other sale not requiring such registration in such manner and in such circumstances as the Agent may deem necessary or advisable in order that such sale may be effected in accordance with applicable securities laws without such registration and the related delays, uncertainty and expense. Without limiting the generality of the foregoing, in any event the Agent may, in its sole discretion, (a) approach and negotiate with a single purchaser or one or more possible purchasers to effect such sale, (b) restrict such sale to one or more purchasers each of whom will represent and agree that such purchaser is purchasing for its own account, for investment and not with a view to the distribution or sale of such securities and (c) cause to be placed on certificates representing the securities in question a legend to the effect that such securities have not been registered under the Securities Act (or other applicable law) and may not be disposed of in violation of the provisions thereof. Each Obligor agrees that such manner of disposition is commercially reasonable, that it will upon the Agent's request give any such purchaser access to such information regarding the issuer of the securities in question as the Agent may reasonably request and that the Agent and the Lenders shall not incur any responsibility for selling all or part of the securities included in the Credit Security at any private or other sale not requiring such registration, notwithstanding the possibility that a substantially higher price might be realized if the sale were deferred until after registration under the Securities Act (or other applicable law) or until made in compliance with certain other rules or exemptions from the registration provisions under the Securities Act (or other applicable law). Each Obligor acknowledges that no adequate remedy at law exists for breach by it of this Section 3.5.5 and that such breach would not be adequately compensable in damages and therefore agrees that this Section 3.5.5 may be specifically enforced.

             3.5.6. Application of Proceeds. The proceeds of all sales and collections in respect of any Credit Security or other assets of any Obligor, all funds collected from the Obligors and any cash contained in the Credit Security, the application of which is not otherwise specifically provided for herein, shall be applied as follows:

             (a)  First, to the payment of the costs and expenses        of
such sales and collections, the reasonable expenses of the Agent and the reasonable fees and expenses of its special counsel;

             (b) Second, any surplus then remaining to the payment of the Credit Obligations and, if applicable, the Varde Term Loan in accordance with Section 8.5 of the Credit Agreement or Section 4 of the Intercreditor Agreement; and

             (c)  Third, any surplus then remaining shall be paid        to
the Obligors, subject, however, to the rights of the            holder of
any then existing Lien of which the Agent has            actual notice.

      3.6. Custody of Credit Security. Except as provided by applicable law that cannot be waived, the Agent will have no duty as to the custody and protection of the Credit Security, the collection of any part thereof or of any income thereon or the preservation or exercise of any rights pertaining thereto, including rights against prior parties, except for the use of reasonable care in the custody and physical preservation of any Credit Security in its possession. The Lenders will not be liable or responsible for any loss or damage to any Credit Security, or for any diminution in the value thereof, by reason of the act or omission of any agent selected by the Agent acting in good faith.

4. General. Addresses for notices, consent to jurisdiction, jury trial waiver, defeasance and numerous other provisions applicable to this Agreement are contained in the Credit Agreement. The invalidity or unenforceability of any provision hereof shall not affect the validity or enforceability of any other provision hereof, and any invalid or unenforceable provision shall be modified so as to be enforceable to the maximum extent of its validity or enforceability. The headings in this Agreement are for convenience of reference only and shall not limit, alter or otherwise affect the meaning hereof. This Agreement and the other Credit Documents constitute the entire understanding of the parties with respect to the subject matter hereof and thereof and supersede all prior and current understandings and agreements, whether written or oral. This Agreement is a Credit Document and may be executed in any number of counterparts, which together shall constitute one instrument. This Agreement shall be governed by and construed in accordance with the laws (other than the conflict of laws rules) of The Commonwealth of Massachusetts; except as may be required by the UCC of other jurisdictions with respect to matters involving the perfection of the Agent's Lien on the Credit Security located in such other jurisdictions.

5. Each of the undersigned has caused this Agreement to be executed and delivered by its duly authorized officer as an agreement under seal as of the date first written above.


PRIDE COMPANIES, L.P.
      by Pride Refining, Inc.,
      its Managing General Partner

By ________________________________
     Title:


PRIDE REFINING, INC.


By ________________________________
     Title:


PRIDE SGP, INC.


By ________________________________
     Title:


PRIDE BORGER, INC.


By________________________________
     Title:


PRIDE MARKETING OF TEXAS (CEDAR WIND), INC.


By______________________________
     Title:


DESULFUR PARTNERSHIP
by Pride Marketing of Texas (Cedar
Wind), Inc., its General Partner


By________________________________
     Title:


and by Pride Companies, L.P., its
General Partner by Pride Refining, Inc., its Managing General Partner


By________________________________
           Title:


BANKBOSTON, N.A., as Collateral Agent

By ________________________________
                  Authorized Officer
                         EXHIBIT 10.35

                        BANKBOSTON, N.A.,

               in its capacity as Agent under the
                 Credit Agreement herein defined


                      VARDE PARTNERS, INC.,

                         as Term Lender


                               and


                        BANKBOSTON, N.A.,

                  in its capacity as Collateral
                         Agent hereunder




               INTERCREDITOR AND AGENCY AGREEMENT




                  Dated as of December 30, 1997

TABLE OF CONTENTS


     Section 1.  Term Loan Agreement; Credit Agreement;
     Appointment; Defined Terms. . . . . . . . . . . . . . . .-1-

     Section 2.  Security. . . . . . . . . . . . . . . . . . .-2-

     Section 3.  Enforcement of Security by Collateral Agent;
     Direction Notice. . . . . . . . . . . . . . . . . . . . .-2-

     Section 4.  Application of Moneys by Collateral Agent . .-3-

     Section 5.  Payments by Collateral Agent, etc.. . . . . .-5-

     Section 6.  Notices, etc., under Security Documents . . .-5-

     Section 7.  Amendments, etc., of this Agreement and Security
     Documents.. . . . . . . . . . . . . . . . . . . . . . . .-5-

     Section 8.  Restrictions on Actions.. . . . . . . . . . .-5-

     Section 9.  Concerning the Collateral Agent . . . . . . .-6-

     Section 10.  Resignation  and Replacement of Collateral
     Agent . . . . . . . . . . . . . . . . . . . . . . . . . .-8-

     Section 11.  Successor Collateral Agent by Merger,
     Consolidation, etc.; Eligibility;       Appointment of
     Separate or Co-Collateral Agent . . . . . . . . . . . . .-9-

     Section 12.  Intercreditor Arrangements . . . . . . . . .-9-

     Section 13.  Termination. . . . . . . . . . . . . . . . -12-

     Section 14.  Notices, etc.. . . . . . . . . . . . . . . -12-

     Section 15.  Miscellaneous. . . . . . . . . . . . . . . -12-

               INTERCREDITOR AND AGENCY AGREEMENT

     INTERCREDITOR AND AGENCY AGREEMENT (as amended, modified or supplemented from time to time, this "Agreement"), dated as of December 30, 1997, among BankBoston, N.A., in its capacity as Agent under the Credit Agreement and any successors or assigns thereof (as more fully defined in Appendix A, the "Agent"), Varde Partners, Inc., a Delaware corporation, as the original Term Lender and any successors or assigns thereof (as more fully defined in Appendix A, the "Term Lender"), and BankBoston, N.A., in its capacity as Collateral Agent hereunder for the Secured Creditors (the "Collateral Agent").

                       W I T N E S S E T H

     WHEREAS, the Term Lender, the Agent on behalf of the Banks and the Collateral Agent desire to enter into this Agreement (i) pursuant to which the Secured Creditors appoint BankBoston, N.A. to act as Collateral Agent for the Secured Creditors as specified herein, and (ii) to provide for certain agreements among the parties;

     WHEREAS, it is a condition precedent to the effectiveness of the Term Loan Agreement and to all extensions of credit under the Credit Agreement that the Term Lender and the Agent on behalf of the Banks, respectively, execute and deliver this Agreement to the Collateral Agent; and

     NOW THEREFORE, in consideration of the premises and of the covenants hereinafter contained, the parties hereto agree as follows:

I.  Term Loan Agreement; Credit Agreement; Appointment; Defined
Terms.

A. Reference is made to (i) the Sixth Restated and Amended Credit Agreement dated as of December 30, 1997 (together with any agreement or instrument governing or evidencing indebtedness and other obligations incurred in connection with any extension, renewal, refunding or refinancing of the foregoing permitted pursuant to Section 6.6 of the Credit Agreement, the "Term Loan Agreement"), by and among the Obligors and the Term Lender, executed counterparts of which are being delivered to the Collateral Agent herewith, providing for certain extensions of credit by the Term Lender, consisting of $20,000,000 aggregate principal amount of the Company's Series A Term Loan (the "Varde Term Loan") and $6,000,000 aggregate principal amount of the Company's Series B-1 Term Loan, $500,000 aggregate principal amount of the Company's Series B-2 Term Loan, $3,000,000 aggregate principal amount of the Company's Series B-3 Term Loan and $4,688,924 aggregate principal amount of the Company's Series C Term Loan (collectively, the "Varde Junior Debt") and the obligations of the Company and the other Obligors to pay principal of, interest on and expenses relating to such extensions of credit and all other amounts from time to time arising under the Term Loan Agreement and the other Loan Documents (together with the Varde Term Loan and the Varde Junior Debt, collectively, the "Term Loan Obligations") and (ii) the Revolving Credit and Term Loan Agreement dated as of December 30, 1997 (together with any agreement or instrument governing or evidencing indebtedness and other obligations incurred in connection with any extension, renewal, refunding or refinancing of the foregoing permitted pursuant to Section 7.1 of the Term Loan Agreement, the "Credit Agreement"), by and among the Obligors, the Agent, the Banks and Lehman Commercial Paper Inc., as Documentation Agent, executed counterparts of which are being delivered to the Collateral Agent herewith, providing for the extension of loans and letters of credit by the Banks in the aggregate principal amount and/or stated amount of up to $86,000,000 and to the obligation of the Company and the other Obligors under the Credit Agreement and the Credit Documents (as defined in the Credit Agreement) to pay principal of and interest on loans advanced under the Credit Agreement, fees and reimbursement amounts in respect of letters of credit issued under the Credit Agreement and all other amounts from time to time owing under the Credit Agreement and the other Credit Documents (collectively, the "Credit Obligations").

B. The Secured Creditors by their execution of this Agreement or, in the case of the Banks, the Agent's execution hereof on their behalf, and by their acceptance of the benefits of the Security Documents, hereby and thereby (i) irrevocably designate BankBoston, N.A. as Collateral Agent, to act as specified herein and in each of the Security Documents, and (ii) irrevocably authorize the Collateral Agent to take such action on their behalf under the provisions of the Security Documents and any other instruments and agreements referred to herein or therein and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of the Collateral Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. The Collateral Agent may perform any of its duties hereunder by or through its agents or employees.

          This Agreement is made for the purpose of setting forth the duties and powers of the Collateral Agent with respect to the security referred to in Section 2 hereof and with respect to certain other commitments and understandings in connection with the Term Loan Agreement and the Credit Agreement and is made for the benefit of the Secured Creditors to secure the prompt and complete payment and performance when due of all of the Obligations.

C. All capitalized terms used herein and not defined herein shall have the respective meanings specified in Appendix A hereto.

II. Security. The Term Loan Obligations and the Credit Obligations from time to time outstanding are entitled to the benefits of the Security. The Collateral Agent shall keep all Security Documents at all times at the principal corporate office of the Collateral Agent in Boston, Massachusetts and shall permit any Secured Creditor to inspect the same upon reasonable request.

III.  Enforcement of Security by Collateral Agent; Direction
Notice.

A.  The Collateral Agent, for the benefit of the Secured
Creditors, shall from time to time take such action for the protection and enforcement of its rights under this Agreement and the Security Documents as the Collateral Agent may in good faith deem to be necessary or appropriate in the interest of the Secured Creditors; provided that

1. unless and until a General Event of Default shall have occurred and be continuing, the Collateral Agent shall not be obligated to take any action under this Agreement or the Security Documents except for the performance of such duties as are specifically set forth herein or therein and except as may be requested from time to time in a Direction Notice delivered in accordance with this Section 3 or any of the Security Documents;

2. the Collateral Agent, in the absence of actual knowledge of an officer of the Collateral Agent, shall not be deemed to have knowledge of the existence of a General Default or a General Event of Default, unless notified in writing by any Secured Creditor; and

3. if and so long as a General Event of Default shall have occurred and be continuing, the Collateral Agent shall exercise such rights, powers and remedies (whether vested in it by this Agreement or any other Security Documents or by law or in equity or by statute or otherwise) for the protection and enforcement of its rights under this Agreement and the Security Documents as the Collateral Agent (in the absence of a Direction Notice) may in good faith determine to be in the best interests of the Secured Creditors, or as the Collateral Agent may be instructed in a Direction Notice; provided that in the absence of a Direction Notice (which may relate to the exercise of specific remedies or to the exercise of remedies in general), the Collateral Agent may, but shall be under no obligation to, foreclose any Lien on the Security or exercise any other remedies available to it under the Security Documents with respect to the Security or any part thereof.

B. Whenever it is necessary to take any action to exercise any remedies under Section 3(a), the Collateral Agent shall promptly notify each Secured Creditor of the proposed action, shall collect instructions from the Secured Creditors regarding such action and shall notify all Secured Creditors of the results thereof. If such action is approved by the Requisite Holders, such instructions shall constitute a "Direction Notice." A Direction Notice may also be received by the Collateral Agent directly from Secured Creditors representing the Requisite Holders. Subject to the terms of this Agreement, the Collateral Agent shall follow the lawful instructions contained in any Direction Notice.

IV. Application of Moneys by Collateral Agent. There is hereby established with the Agent a trust account (the "Cash Concentration Account"), including two subaccounts (the "Current Asset Subaccount" and the "Term Asset Subaccount"). The Cash Concentration Account shall exist solely for the benefit of the Secured Creditors. All moneys received by the Collateral Agent in respect of the foreclosure or other realization of the Security including without limitation amounts paid to the Collateral Agent pursuant to Section 12(e) (collectively, the "Shared Proceeds") shall, promptly upon receipt, be deposited in the Cash Concentration Account, to be held in trust for the benefit of the Secured Creditors; provided, that all moneys received in respect of the exercise of remedies in respect of the Current Asset Security shall be deposited in the Current Asset Subaccount and all moneys received in respect of the exercise of remedies in respect of the Term Asset Security shall be deposited in the Term Asset Subaccount. Such moneys shall be held by the Collateral Agent without interest and shall be applied promptly following their receipt as follows:

A. The moneys in the Current Asset Subaccount and the Term Asset Subaccount, as the Collateral Agent may elect, shall be applied first to the payment of amounts described in clauses (iii) and
(iv) of the definition of "Obligations" in Appendix A hereto; provided, that such amounts shall be allocated between such Subaccounts, to the extent reasonably feasible, in proportion to the extent that each such amount relates to Current Asset Security and/or Term Asset Security, as the case may be, as determined in the reasonable judgment of the Collateral Agent.

B. The moneys remaining from time to time in the Current Asset Subaccount shall be paid to the Agent to be applied to the payment of the Credit Obligations, including without limitation, when applicable, payment to the Agent to cash collateralize in full the aggregate stated amount of letters of credit and other contingent obligations outstanding under the Credit Agreement and the other Credit Documents.

C.  The moneys remaining from time to time in the Term Asset
Subaccount shall be paid to the Term Lender to be applied to the payment of the principal of and interest on the Varde Term Loan.

D. Any moneys remaining in the Current Asset Subaccount after payment in full of the Obligations referred to in clauses (a) and
(b) shall be applied to the payment of any principal of and interest on the Varde Term Loan remaining outstanding after application of the amounts provided in clause (c).

E. Any moneys remaining in the Term Asset Subaccount after payment in full of the obligations referred to in clauses (a) and
(c) shall be applied to the payment of the Credit Obligations (including, without limitation, the cash collateralization of obligations in respect of letters of credit and other contingent obligations) remaining outstanding after application of the amounts provided in clause (b).

F. Any moneys remaining in the Cash Concentration Account after payment in full of the Credit Obligations and the principal of and interest on the Varde Term Loan and the termination of all of the obligations of the lenders under the Credit Agreement (other than such obligations as shall have been fully cash collateralized) shall be paid to the Term Lender and applied to the payment of the principal of and interest on the Varde Junior Debt.

G. Any moneys remaining in the Cash Concentration Account after payment in full of the Obligations and the termination of all of the obligations of the lenders under both of the Credit Agreement and the Term Loan Agreement shall be paid to the Company, subject to the rights of third party creditors of which the Collateral Agent has actual notice.

V. Payments by Collateral Agent, etc. All payments by the Collateral Agent to the Agent hereunder shall be made in immediately available funds at the Boston Office (as defined in the Credit Agreement), or otherwise as notified in writing by the Agent; and all payments by the Collateral Agent to the Term Lender hereunder shall be made in immediately available funds at the Payment Office (as defined in the Term Loan Agreement), or otherwise as notified in writing by the Term Lender. Promptly after any such payments, the Collateral Agent shall provide to all Secured Creditors an itemization of all such payments, showing the recipients of such payments and the calculations of the amount of such payments in reasonable detail.

VI. Notices, etc., under Security Documents. The Collateral Agent shall deliver to each Secured Creditor promptly upon receipt thereof, duplicates or copies of all notices, requests and other instruments received by the Collateral Agent under or pursuant to the Security Documents, including without limitation any notice received from any Secured Creditor pursuant to Section 12(f) of this Agreement.

VII.  Amendments, etc., of this Agreement and Security Documents.

A. This Agreement may be amended and the observance of any term of this Agreement may be waived only with the written consent of each of the Collateral Agent, the Required Revolving Lenders and the Required Term Lenders; provided that the holders of a majority of the principal amount of the Varde Junior Debt at the time outstanding shall be required of any amendment of Section 4(f).

          (b) In any case where the agreement of the Collateral Agent is required to any amendment, modification, cancellation or termination of any of the Security Documents, or in any case where the Collateral Agent is required to give any consent, waiver or approval under any of the Security Documents, the Collateral Agent shall agree to any such action pursuant to, and only pursuant to, a written consent of each of the Required Revolving Lenders and the Required Term Lenders.

VIII. Restrictions on Actions. The provisions of this Agreement shall provide the exclusive method by which any Secured Creditor may exercise rights and remedies under the Security Documents. Therefore, each Secured Creditor shall, for the mutual benefit of all Secured Creditors, except as permitted under this Agreement refrain from taking or filing any action, judicial or otherwise, to enforce any rights or pursue any remedies under the Security Documents, except for delivering notices hereunder or exercising any rights to request and receive information or documents or to inspect or examine the Security and refrain from exercising any rights or remedies under the Security Documents that may be exercisable as a result of a General Event of Default; provided, however, that the foregoing shall not prevent any Secured Creditor from (i) imposing a default rate of interest in accordance with the Credit Agreement or the Term Loan Agreement, as applicable, (ii) raising any defenses in any action in which it has been made a party defendant or has been joined as a third party, except that the Collateral Agent may direct and control any defense to the extent directly relating to the Security, subject to and in accordance with the provisions of this Agreement, (iii) upon the occurrence of a Bankruptcy Event, filing a proof of claim, voting such claim in connection with a plan of liquidation or reorganization and serving on the appropriate creditors' committees in connection therewith, or
(iv) exercising its rights and remedies as a general creditor in accordance with the Credit Documents (other than with respect to the collection of security) or the Term Loan Agreement, as applicable, and applicable law, including the right to commence legal proceedings to collect any Obligation due and payable to such Secured Creditor and remaining unpaid, to set off against deposits and other obligations owed by such Secured Creditor to any Obligor, to obtain a judgment and to enforce such judgment, in each case to the same extent as if such Secured Creditor were an unsecured creditor.

IX. Concerning the Collateral Agent. The Collateral Agent hereby accepts the agency of this Agreement for benefit of the Secured Creditors, but only upon the terms herein set forth, including the following:

A. the Collateral Agent makes no representation and has no responsibility as to the validity of the Security Documents or this Agreement or the sufficiency of the Security;

B. in the absence of bad faith, gross negligence or willful misconduct, the Collateral Agent shall be under no liability with respect to any action taken in accordance with a written request given as provided in Section 3 (including any investment of funds), except that the Collateral Agent shall be under a duty to examine such written request to determine whether or not it conforms to the requirements of Section 3;

C. the Collateral Agent may rely and shall be protected in acting upon any resolution, certificate, opinion, consent or other document reasonably believed by it to be genuine and to have been executed or presented by the proper party or parties;

D. whenever in the administration of its duties hereunder or under the Security Documents, the Collateral Agent in its reasonable discretion deems it necessary for a matter to be proved or established prior to taking any action hereunder, the Collateral Agent may request the Company to provide certification regarding such matter, upon which the Collateral Agent shall (subject to subsection (c) above) be protected in relying;

E. the Collateral Agent may act through agents duly appointed by the Collateral Agent and shall not be responsible for the misconduct or negligence of any such agent appointed with due care hereunder;

F. the Collateral Agent may consult with Ropes & Gray or any other counsel, accountants or other experts selected by it with due care in connection with the fulfillment of its duties hereunder and under the Security Documents, and the Collateral Agent shall be entitled to rely and shall be fully protected in relying on the advice of such counsel, accountants or other experts in connection with any action taken, omitted to be taken or suffered by the Collateral Agent in fulfilling its duties hereunder and under the Security Documents; and the Collateral Agent shall have the right at any time to seek instructions concerning its duties hereunder and thereunder from any court of competent jurisdiction;

G. if the Collateral Agent has been requested to take or omit to take any action pursuant to a Direction Notice or otherwise, the Collateral Agent shall not be under any obligation to exercise any of the rights or powers vested in the Collateral Agent by this Agreement or any Security Document unless Secured Creditors shall have provided to the Collateral Agent security and indemnity determined by the Collateral Agent in its reasonable discretion to be adequate with respect to the costs, expenses and liabilities which may be incurred by it in compliance with such request or direction, including such reasonable advances as may be requested by the Collateral Agent;

H. the Collateral Agent shall be obliged to perform such duties and only such duties as are specifically set forth in this Agreement or in any Security Document, and no implied covenants or obligations shall be read into this Agreement or any Security Document against the Collateral Agent; and except as otherwise expressly provided herein, including, without limitation, upon the receipt of a Direction Notice, the Collateral Agent shall not be under any obligation to take any action which is discretionary with the Collateral Agent under the provisions hereof or under any Security Document.

The Collateral Agent shall not be responsible for any recital herein, in the Credit Agreement or in the Term Loan Agreement or for insuring the Security or for the validity of the execution by the Company of this Agreement or any of the Security Documents or of any supplements thereto or instruments of further assurance or for the sufficiency of the Security for the Obligations or intended to be secured by the Security Documents, or for the value of the Security or the title of the Company or its Subsidiaries to the Security or the perfection of the Security. The Collateral Agent shall not be bound to ascertain or inquire as to the performance or observance of any covenants, conditions or agreements on the part of the Company or any other Obligor under the Credit Agreement, the Term Loan Agreement or any Security Documents but the Collateral Agent may require of the Company or any other Obligor full performance in advance of any such covenants.

     The Secured Creditors shall severally indemnify the Collateral Agent and its officers, directors, employees, agents, attorneys, accountants, consultants and controlling Persons (to the extent not reimbursed by the Obligors and without limiting the obligation of any of the Obligors to do so), pro rata in accordance with the respective proportionate interests of the Secured Creditors in the maximum aggregate principal amount of loans and/or stated amount of letters of credit provided under the Credit Agreement and the Term Loan Agreement from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time be imposed on, incurred by or asserted against the Collateral Agent or such Persons relating to or arising out of this Agreement, any Security Document, the transactions contemplated hereby or thereby, or any action taken or omitted by the Collateral Agent in connection with any of the foregoing; provided, however, that the foregoing shall not extend to actions or omissions which are taken by the Collateral Agent with gross negligence or willful misconduct.

     The Collateral Agent is also the Agent under the Credit Agreement and, when acting as Collateral Agent hereunder, is entitled to all of the benefits and protections accorded to it as Agent under the Credit Agreement by the parties thereto. The holders of the Term Loan Obligations acknowledge and agree that the Collateral Agent is acting on their behalf at their request and for their convenience. The holders of the Term Loan Obligations, having been advised by independent legal counsel, recognize and approve the dual role of the Collateral Agent and waive any and all claims based upon any actual or alleged conflict of interest or conflicting duty of loyalty on the part of the Collateral Agent and agree that the responsibilities and obligations of the Collateral Agent to the holders of the Term Loan Obligations shall be limited to those expressly set forth in this Agreement and that no broader or fiduciary responsibilities shall be implied herein or inferred herefrom. In addition, and without limiting the foregoing, the holders of the Term Loan Obligations specifically disavow any responsibility to them on the part of the Collateral Agent with respect to the description, value or perfection of the Security or the adequacy of the documentation therefor (as to which matters such holders have relied upon their own review, assisted by independent legal counsel).

X. Resignation and Replacement of Collateral Agent. The Collateral Agent or any successor Collateral Agent may resign at any time by giving at least 30 days' prior written notice of resignation to the Company, the Agent and the Term Lender, such resignation to be effective on the later of (a) the date specified in such notice and (b) the date on which a successor agent is appointed to act as Collateral Agent hereunder and shall accept such appointment. In case the office of Collateral Agent shall become vacant for any reason, the Required Revolving Lenders and the Required Term Lenders may appoint a successor Collateral Agent (eligible as provided in Section 11) to fill such vacancy by an instrument or instruments in writing delivered to such successor Collateral Agent, the retiring Collateral Agent, the Company, the Agent and each Term Lender. Upon the appointment of any successor Collateral Agent pursuant to this
Section 10, such successor Collateral Agent shall immediately and without any further action succeed to all the rights and obligations of the retiring Collateral Agent hereunder and under the Security Documents as if originally named herein and therein and the retiring Collateral Agent shall duly assign, transfer and deliver to such successor Collateral Agent all the rights and moneys at the time held by the retiring Collateral Agent under the Security Documents and hereunder and shall execute and deliver such proper instruments as may be reasonably requested to evidence such assignment, transfer and delivery.

XI.  Successor Collateral Agent by Merger, Consolidation, etc.;
Eligibility; Appointment of Separate or Co-Collateral Agent.

A. Any corporation into which the Collateral Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Collateral Agent is a party, or any state or national bank or trust company in any manner succeeding to all or substantially all of the agency business of the Collateral Agent, if eligible as provided in this Section 11, shall automatically succeed to all of the rights and obligations of the Collateral Agent hereunder and under the Security Documents without further action on the party of any of the parties hereto. Such surviving or succeeding corporation (if other than the Collateral Agent) shall forthwith deliver to the Company, the Agent and the Term Lender written notice of such succession to the rights and obligations of the Collateral Agent hereunder and under the Security Documents.

B. The Collateral Agent shall always be a state or national bank or trust company in good standing, organized under the laws of the United States of America or one of the States thereof or the District of Columbia, having a capital, surplus and undivided profits (as shown by its latest financial statements furnished to its shareholders) aggregating at least $250,000,000, if there be such a bank or trust company willing and able to accept such agency upon reasonable and customary terms. In case at any time the Collateral Agent shall cease to be eligible in accordance with the provisions of this Section 11, the Collateral Agent shall resign immediately in the manner and with the effect specified in Section 10.

C. The Collateral Agent may and, upon the request of each of the Required Revolving Lenders and the Required Term Lenders, shall by an instrument in writing delivered to the Company, the Agent and the Term Lender, appoint a bank or trust company or an individual to act as separate collateral agent or co-collateral agent with respect to the Obligations in a jurisdiction where the Collateral Agent is disqualified from acting or for any other purpose deemed by the Collateral Agent, the Agent or the Term Lender to be advantageous to their respective interests, such separate collateral agent or co-collateral agent to exercise only such rights and to have only such duties as shall be specified in the instrument of appointment.

XII.  Intercreditor Arrangements.

A. The Collateral Agent and each of the Secured Lenders hereby agree that in all circumstances the interest of the holders of the Varde Junior Debt in the Security shall be junior and subordinate to the interest therein of the holders of the Credit Obligations and the Varde Term Loan and that no distribution of the proceeds of any of the Security shall be paid with respect to the Varde Junior Debt unless and until all of the Credit Obligations and the Varde Term Loan shall have been paid in full and all obligations of the Banks under the Credit Documents shall have been terminated (other than such obligations as shall have been fully cash collateralized).

B. The Collateral Agent and each of the Secured Creditors hereby agree that the interests of the respective holders of the Credit Obligations and the holders of the Varde Term Loan in the Liens granted to the Collateral Agent in the Current Asset Security shall be treated, as among such Secured Creditors, as bearing a priority in favor of the holders from time to time of the Credit Obligations over the holders from time to time of the Varde Term Loan and that the interests of the respective holders of the Credit Obligations and the holders of the Varde Term Loan in the Liens granted to the Collateral Agent in the Term Asset Security shall be treated, as among such Secured Creditors, as bearing a priority in favor of the holders from time to time of the Varde Term Loan over the holders from time to time of the Credit Obligations.

C. The proceeds of the Security Documents shall at all times be shared by the Secured Creditors as provided herein regardless of any claim or defense (including without limitation any claims under the fraudulent transfer, preference or similar avoidance provisions of applicable bankruptcy, insolvency or other laws affecting the rights of creditors generally) to which the Collateral Agent or any Secured Creditor may be entitled or subject and regardless of order in which any portion of the Security was granted or perfected. The Agent, on behalf of the Banks, and the Term Lender (i) recognize the existence and validity of the Credit Obligations, in the case of the Term Lender, and of the Term Loan Obligations in the case of the Agent, and (ii) agree to refrain from making or asserting any claim that the Credit Agreement, other Credit Documents or other Security Documents, in the case of the Term Lender, or the Term Loan Agreement, other Loan Documents and the Security Documents, in the case of the Agent, are invalid or not enforceable in accordance with their terms as a result of the circumstances surrounding the incurrence of such obligations.

D. After the occurrence and during the continuation of any General Event of Default, if any Secured Creditor acquires custody, control or possession of any Security or proceeds therefrom other than pursuant to the terms of this Agreement, then such Secured Creditor shall promptly cause such Security or proceeds to be delivered to or put in the custody, possession or control of the Collateral Agent for disposition or distribution in accordance with the provisions of this Agreement. Until such time as the provisions of the immediately preceding sentence have been complied with, such Secured Creditor shall be deemed to hold such Security or proceeds in trust for the Persons entitled thereto hereunder. Notwithstanding the foregoing, no Secured Creditor shall be required to deliver to or put in the custody, possession or control of the Collateral Agent or to hold in trust as specified in the preceding sentence any amount of any obligations paid or prepaid by any Obligor to it (and not obtained by such Secured Creditor through any sale of or other realization upon any Security as provided herein or in the Security Documents) in accordance with the terms of the Credit Agreement or the Term Loan Agreement, as applicable.

E. If any Secured Creditor exercises any right of setoff or similar right with respect to any assets (regardless of whether such assets shall constitute Security) of the Company or any other Obligor for payment of any Obligations at any time that a General Event of Default has occurred and is continuing, the amounts so set off shall constitute Security for purposes of this Agreement, and such Secured Creditor shall promptly cause such amounts to be delivered to or put in the custody, possession or control of the Collateral Agent for disposition or distribution in accordance with the provisions of this Agreement. Until such time as the provisions of the immediately preceding sentence have been complied with, such Secured Creditor shall be deemed to hold such Security in trust for the parties hereto entitled thereto hereunder. Notwithstanding the foregoing, if any of the amounts so set off shall be determined by a court of competent jurisdiction to constitute a voidable preference with respect to one or more Secured Creditors, under any applicable Bankruptcy Law, the Secured Creditors, as to which such setoff is deemed to constitute a voidable preference, shall not be entitled to share in such setoff.

F. Each of the Secured Creditors shall use its best efforts to give the Collateral Agent copies of any notice of the occurrence or existence of any General Event of Default given by such Secured Creditor to the Company or any other Obligor, but any Secured Creditor's failure to do so shall not affect the validity of such notice or create any cause of action against such Secured Creditor for failing to give such notice or affect such Secured Creditor's relative rights and remedies under this Agreement or the Security Documents or create any claim or cause of action on the part of any person against such Secured Creditor.

G. Except as may be otherwise expressly provided in this Agreement, (i) each Secured Creditor may exercise all of its rights and remedies with respect to the Obligations owed to it without any obligation to the other Secured Creditors with respect thereto, (ii) each Secured Creditor shall be entitled to manage and supervise the Obligations owed to it in accordance with applicable law, and (iii) no Secured Creditor shall have liability to any other Secured Creditor for any actions which such Secured Creditor takes or omits to take with respect to any of the Obligations owed to it, or the occurrence of any General Event of Default with respect to any such Obligations, or the collection of any such Obligations from the Obligors.

H. Upon the occurrence of the Term Loan Closing Date and the advance of the Term Loan under Section 2.2 of the Credit Agreement, all right, title and interest in and to the Security of the holders of the Term Loan Obligations shall cease and terminate and be void, subject only to reinstatement to the extent permitted by law if any payment made to Varde in respect of the Varde Term Loan is required to be returned by Varde; and upon the request of the Collateral Agent, the Agent or the Company, the holders of the Term Loan Obligations shall execute and deliver such instruments as may be reasonably requested to acknowledge and certify the termination of such right, title and interest.

I. Each Secured Creditor agrees that the Credit Agreement, the Term Loan Agreement and the Security Documents are subject to the terms of this Agreement, and the order of priorities in the Security and the application of the proceeds of the Security set forth in this Agreement shall govern regardless of the order of filing or recordation or any other fact or circumstance.

XIII. Termination. Upon the earlier to occur of (a) the occurrence of the Term Loan Closing Date and the payment in full of the Term Loan under Section 2.2 of the Credit Agreement, subject only to reinstatement to the extent permitted by law if any payment made to Varde in respect of the Varde Term Loan is required to be returned by Varde; and (b) the indefeasible payment in full of both the Term Loan Obligations and the Credit Obligations and the termination of both the Term Loan Agreement and the Credit Agreement in accordance with their respective terms, then this Agreement shall terminate and the administration, disposition and allocation of proceeds of the Security shall be determined as provided in the Credit Documents. For purposes of this Section 13, the term Obligations shall not include any indemnity obligation.

XIV. Notices, etc. All notices and other communications hereunder shall be in writing and shall be delivered by hand, by express courier service, by registered or certified mail, return receipt requested, postage prepaid, by first-class mail or by telecopy, addressed, (a) if the Company or any other Obligor at 1209 N. 4th, Abilene, Texas 79601, Attention: Mr. Brad Stephens, or at such other address as the Company shall have furnished to the Collateral Agent, the Agent and the Term Lender in writing, or (b) if to the Collateral Agent at 100 Federal Street, Boston, Massachusetts 02110, Attention: Energy and Utilities Division, or at such other address as the Collateral Agent shall have furnished to the Company, the Agent and the Term Lender in writing, or (c) if to the Term Lender at 3600 West 80th Street, Suite 225, Minneapolis, Minnesota 55431, Attention: George Hicks, or such other address as the Term Lender shall have furnished to the Company, the Agent and the Collateral Agent in writing, or (d) if to the Agent, at BankBoston, N.A., 100 Federal Street, Boston, Massachusetts 02110, Attention: Energy and Utilities Division, or at such other addresses as the Agent shall have furnished to the Company, the Term Lender and the Collateral Agent in writing. Any notice so addressed and mailed or delivered shall be deemed to be given (1) one Business Day after being consigned to an express courier service, (2) three Business Days after being mailed by registered, certified or first-class mail, (3) on the same Business Day, if by hand, and (4) when received, if by telecopy.

XV. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and the respective successors and assigns of the parties hereto. This Agreement may be changed, waived, discharged or terminated (other than by operation of Section 13) only by an instrument in writing signed by the Collateral Agent as set forth in Section 7 hereof. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE COMMONWEALTH OF MASSACHUSETTS WITHOUT REFERENCE TO ITS CONFLICT OF LAW PRINCIPLES. EACH OF THE PARTIES HERETO KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING OR STATEMENTS (WHETHER ORAL OR WRITTEN) MADE BY THE PARTIES HEREIN. Each reference herein to a particular section of the Credit Agreement or the Term Loan Agreement shall be deemed a reference to the analogous provision in any subsequent version of such agreement incurred in compliance with the Credit Agreement or the Term Loan Agreement, respectively. The headings in this Agreement are for the purpose of reference only and shall not limit or define the meaning hereof. This Agreement may be executed in several counterparts, each of which shall be an original, but all of which shall constitute one instrument. If any term of this Agreement or any application thereof shall be held to be invalid, illegal or unenforceable, the validity of other terms of this Agreement or any other application of such term shall in no way be affected thereby.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their respective representatives thereunto duly authorized as of the date first above written.

                              BANKBOSTON, N.A., as Agent under
                              the Credit Agreement herein defined



                              By:______________________________
                                Authorized Officer


                              VARDE PARTNERS, INC.



                              By:______________________________
                                Authorized Officer


                              BANKBOSTON, N.A., as Collateral
                              Agent hereunder



                              By:_______________________________
                                Authorized Officer


The foregoing Intercreditor and Agency
Agreement is acknowledged and consented to.

PRIDE COMPANIES, L.P.
  by Pride Refining, Inc., its
  Managing General Partner


By ______________________________________
  Title:

PRIDE REFINING, INC.


By ______________________________________
  Title:


PRIDE SGP, INC.


By ______________________________________
  Title:


PRIDE BORGER, INC.


By ______________________________________
  Title:


PRIDE MARKETING OF TEXAS (CEDAR WIND), INC.


By ______________________________________
  Title:


DESULFUR PARTNERSHIP
  by Pride Companies, L.P., its General Partner by Pride Refining, Inc., its Managing General
  Partner


By ______________________________________
     Title:

  and by Pride Marketing of Texas (Cedar Wind),
  Inc., its General Partner


  By ______________________________________
       Title:
                           APPENDIX A


                           DEFINITIONS


     As used herein the following terms have the following respective meanings:

     Accounts: all "accounts" as defined in Section 9-106 of the Uniform Commercial Code as in effect in The Commonwealth of Massachusetts, including without limitation all Eligible Receivables, Uninvoiced Receivables, Pre-approved Receivables and Net Government Accounts Receivable (each as defined in the Credit Agreement).

     Agent:  BankBoston, N.A., as agent under the Credit
Agreement, together with its successors as such agent.

     Bankruptcy Event: (a) the Company or any other Obligor makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or (b) any decree or order for relief in respect of the Company or any other Obligor is entered under any Bankruptcy Laws; (c) the Company or any other Obligor petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Company or any other Obligor, or of any substantial part of the assets of the Company or any other Obligor, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings (other than proceedings for the voluntary liquidation and dissolution of the Company or any other Obligor) relating to the Company or any other Obligor under the Bankruptcy Law of any other jurisdiction; or (d) any such petition or application is filed, or any such proceedings are commenced, against the Company or any other Obligor and Company or any other Obligor by any act indicates its approval thereof, consents thereto or acquiescences therein, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings, and such order, judgment or decree remains unstayed and in effect for more than 30 days.

     Bankruptcy Law: any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law, whether now or hereafter in effect, of any jurisdiction.

     Banks: the several financial institutions from time to time party to the Credit Agreement in their capacities as a "Lender" thereunder, and any successors or assigns thereof.

     Business Day: any day other than a Saturday, a Sunday or a day on which commercial banks in Boston, Massachusetts, Minneapolis, Minnesota or Abilene, Texas are required or authorized by law or other government action to be closed.

     Cash: currency, wire transfers of money and other forms of immediately available funds approved by the Collateral Agent.

     Cash Concentration Account:  the meaning specified in
Section 4.

     Cash Equivalents:

          (a) negotiable certificates of deposit, time deposits (including sweep accounts), demand deposits and bankers' acceptances having a maturity of nine months or less and issued by any United States financial institution having capital and surplus and undivided profits aggregating at least $100,000,000 and rated at least Prime-1 by Moody's (as defined in the Credit Agreement) or A-1 by S&P (as defined in the Credit Agreement) or issued by any Bank;

          (b) corporate obligations having a maturity of nine months or less and rated at least Prime-1 by Moody's or A-1 by S&P or issued by any Bank;

          (c) any direct obligation of the United States of America or any agency or instrumentality thereof, or of any state or municipality thereof, (i) which has a remaining maturity at the time of purchase of not more than one year or which is subject to a repurchase agreement with any Bank (or any other financial institution referred to in clause
     (a) above) exercisable within one year from the time of purchase and (ii) which, in the case of obligations of any state or municipality, is rated at least Aaa by Moody's or AAA by S&P; and

          (d) any mutual fund or other pooled investment vehicle rated at least Aa by Moody's or AA by S&P which invests principally in obligations described above.

     Collateral Agent: BankBoston, N.A., as Collateral Agent under this Agreement.

     Company: Pride Companies, L.P., a Delaware limited partnership.

     Credit Agreement:  the meaning specified in Section 1(a).

     Credit Documents:  as defined in the Credit Agreement.

     Credit Obligations:  the meaning specified in Section 1(a).

     Current Asset Security: all Cash, Cash Equivalents, deposit accounts, Eligible Margin Deposits (as defined in the Credit Agreement), Accounts and Inventory of the Company and each Guarantor, all contract rights relating thereto and all proceeds of the exercise of a right of set-off; provided that in the event of a sale or other realization upon any partnership interest, common stock interest or other equity security included in the Security, the term "Current Asset Security" shall include a portion of the net proceeds of such sale or other realization equal to such percentage as shall be determined by the Collateral Agent in its reasonable judgment to be attributable to the Current Asset Security of the issuer of such interest or other equity security; and provided, further, that to the extent that Cash or setoff amounts include identifiable proceeds of real property or equipment (including proceeds of casualty insurance) included in the Term Asset Security, such Cash or setoff amounts shall be considered Term Asset Security rather than Current Asset Security.

     Current Asset Subaccount:  The meaning specified in Section
4.

     Default Rate: the Overdue Reimbursement Rate provided for in the Credit Agreement.

     Direction Notice:  the meaning specified in Section 3(b).

     Dollar and sign "$": lawful money of the United States of America.

     General Default: any Default under, and as defined in, (i) the Term Loan Agreement or (ii) the Credit Agreement.

     General Event of Default: any Event of Default under, and as defined in, (i) the Term Loan Agreement or (ii) the Credit
Agreement.

     Guarantors: Pride SGP, Inc., a Texas corporation, Pride Refining, Inc., a Texas corporation, Pride Borger, Inc., a Delaware corporation, Desulfur Partnership, a Texas general partnership, Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation, and each other guarantor from time to time party to the Credit Agreement or any other Credit Document.

     Inventory: all "inventory" as defined in Section 9-109 of the Uniform Commercial Code as in effect in The Commonwealth of Massachusetts, including without limitation all Eligible
Inventory and Hedged Eligible Inventory (each as defined in the Credit Agreement).

     Lien: any mortgage, pledge, security interest, encumbrance, contractual deposit arrangement, lien (statutory or otherwise) or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction) or any other type of preferential arrangement for the purpose, or having the effect, of protecting a creditor against loss or securing the payment or performance of an obligation, provided that neither negative pledges, nor covenants to abstain from granting liens on or security interests in the assets of the Company or any other Obligor, shall constitute Liens, and the inclusion of any such provisions in agreements of any such Person shall not constitute a breach or violation of this Agreement.

     Loan Documents:  as defined in the Term Loan Agreement.

     Managing General Partner: Pride Refining, Inc., a Texas corporation, together with any successor managing general partner under the limited partnership agreement of the Company.

     Obligations:

     (i)  the Credit Obligations;

     (ii)  the Term Loan Obligations;

     (iii) any and all sums advanced by the Collateral Agent in accordance with the terms of the Security Documents in order to preserve the Security or preserve its security interest in the Security, together with interest thereon at the Default Rate; and

     (iv) in the event of any proceeding for the collection or enforcement of any indebtedness, obligations, or liabilities of the Company, the other Obligors and the other parties referred to in clauses (i) through (iii) above, after a General Event of Default shall have occurred and be continuing, the expenses of retaking, holding, preparing for sale or lease, selling or otherwise disposing of or realizing on the Security, or of any exercise by the Collateral Agent of its rights under any of the Security Documents, together with reasonable attorneys' fees and court costs and all amounts paid by any Secured Creditor or the Collateral Agent under any of the Security Documents.

     Obligors:  The Company and the Guarantors.

     Officers' Certificate: as to any corporation, a certificate executed on its behalf by the Chairman of the board of directors (if an officer) or its President or one of its Vice Presidents, and its Treasurer, or Controller, or one of its Assistant Treasurers or Assistant Controllers, and, as to any partnership, a certificate executed on behalf of such partnership by its general partner in a manner which would qualify such certificate
(a) if such general partner is a corporation, as an Officers' Certificate of such general partner hereunder, or (b) if such general partner is a partnership or other entity, as a certificate executed on its behalf by Persons authorized to do so pursuant to the constituting documents of such partnership or other entity.

     Person: an individual, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

     Required Revolving Lenders:  as defined in the Credit
Agreement.

     Required Term Lenders: the holders from time to time of two-thirds in aggregate outstanding principal amount of the Varde
Term Loan.

     Requisite Holders: at any time of determination, and prior to the date on which all Obligations have been repaid in full, collectively (and not individually): (x) the Required Revolving Lenders (as defined in the Credit Agreement) plus (y) so long as any payment event of default shall have occurred and be continuing with respect to the Varde Term Loan or, from and after July 1, 1998, if any event of default shall have occurred and be continuing with respect to the Varde Term Loan, the Required Term Lenders; provided, however, that for the purpose of rendering a Direction Notice instructing the Collateral Agent to exercise remedies solely with respect to all or any portion of the Current Asset Security, the "Requisite Holders" at all times shall mean only the Required Revolving Lenders and that (if a payment event of default shall have occurred and be continuing with respect to the Varde Term Loan or, from and after July 1, 1998, if any event of default shall have occurred and be continuing with respect to the Varde Term Loan) for the purpose of rendering a Direction Notice instructing the Collateral Agent to exercise remedies solely with respect to all or any portion of the Term Asset Security, the "Requisite Holders" at all times shall mean only the Required Term Lenders. In the event of any conflict between a Direction Notice issued by the Requisite Holders as defined in clause (x) and/or (y) above and a Direction Notice issued by the Requisite Holders as defined in the proviso to this definition, the Direction Notice issued by the Requisite Holders as defined in the proviso shall be ignored.

     Secured Creditors:  the Term Lender, the Agent and the other
Banks.

     Security: any property held and all rights of the Collateral Agent or any Secured Creditor under the Security Documents or in respect of such property and the Security Documents, together with any additional property subject to and any additional rights under any of the Security Documents.

     Security Documents: collectively, each document creating or evidencing a Lien securing any of the Obligations, including specifically but without limitation each of the Credit Documents and the Loan Documents creating or evidencing such a Lien. All references to any Security Document shall mean such Security Document as at the time supplemented or amended in accordance with the terms thereof.

     Shared Proceeds:  the meaning specified in Section 4.

     Term Asset Security:  Security other than the Current Asset
Security.

     Term Asset Subaccount:  the meaning specified in Section 4.

     Term Lender: Varde Partners, Inc., together with any of its successors and assigns as lender under the Term Loan Agreement of which the Collateral Agent shall have been notified in writing by Varde Partners, Inc.

     Term Loan Agreement:  the meaning specified in Section 1(a).

     Term Loan:  as defined in the Credit Agreement

     Term Loan Closing Date:  as defined in the Credit Agreement.

     UCC:  unless otherwise specified, the Uniform Commercial
Code as it may be from time to time in effect in the State of Texas.
                         EXHIBIT 10.36

                PRIDE SGP SUBORDINATION AGREEMENT


     This Agreement dated as of December 30, 1997 is among Pride Companies, L.P., a Delaware limited partnership (the "Company"), Pride Refinery, Inc., a Texas corporation (the "MGP"), Pride Borger, Inc., a Delaware corporation ("Borger"), Desulfur Partnership, a Texas general partnership ("Desulfur"), and Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation (together with the Company, the MGP, Borger, Desulfur and each Subsidiary of the Company which from time to time may become party to the Credit Agreement or any other Credit Document, the "Obligors"), Pride SGP, Inc., a Texas corporation (the "SGP"), and BankBoston, N.A., as agent (the "Agent") for itself and the other Lenders under the Credit Agreement (as defined below). The parties agree as follows:

1. Reference to Credit Agreement; Certain Rules of Construction; Definitions. Reference is made to the Revolving Credit and Term Loan Agreement dated as of the date hereof, as from time to time in effect (the "Credit Agreement"), among the Obligors, the SGP, the Lenders, Lehman Commercial Paper Inc., in its capacity as both a lender and as documentation agent for itself and the other Lenders, and the Agent. Except as the context otherwise explicitly requires, (a) the capitalized term "Section" refers to sections of this Agreement, (b) references to a particular Section shall include all subsections thereof and (c) the word "including" shall be construed as "including without limitation". Capitalized terms defined in the Credit Agreement and not otherwise defined herein are used herein with the meanings so defined. Certain other capitalized terms are used in this Agreement as specifically defined in this Section 1 as follows:

     1.1. "Junior Creditor" means the SGP and each other Person becoming a party to this Agreement (or to a subordination agreement in substantially the form of this Agreement) pursuant to Section 9.1.

     1.2. "Reorganization" means any voluntary or involuntary dissolution, winding-up, liquidation, reorganization by judicial proceedings, bankruptcy, insolvency, receivership or other statutory or common law proceedings, including any case under Title 11 of the United States Code or any similar law of any other jurisdiction, involving the Company, any other Obligor or any other guarantor of the Subordinated Indebtedness or any of their present or future Subsidiaries or any of their respective properties or the readjustment of the respective liabilities of the Company or any such other Person or any assignment for the benefit of creditors or any marshaling of the assets or liabilities of the Company or any such other Person.

     1.3.  "Senior Indebtedness" means:

          (a) all present and future liabilities, obligations and Indebtedness of the Company, the MGP, any of the Subsidiaries of the Company or any other Obligor owing to the Agent or any Lender (or any Affiliate of a Lender), under or in connection with the Credit Agreement or any other Credit Document, including, without limitation:

               (i) The obligation to pay the Revolving Loan and the Term Loan from time to time outstanding;

               (ii) Any contingent or matured obligations of the Company or SGP or any other Obligor to the Agent or to any of the Lenders in respect of Letters of Credit or drafts accepted under Letters of Credit, including any obligation of the Obligors arising under the Credit Agreement or any other Credit Document to reimburse the Agent or any of the Lenders for payments made under Letters of Credit and to deposit with or to pay to the Agent cash in an amount equal to all or part of the Letter of Credit Exposure;

               (iii) Obligations to pay interest owing under the Credit Agreement or any other Credit Document, whether such obligations arise before or after the institution of any Reorganization and whether or not such obligations are allowed claims in such Reorganization;

               (iv) Any contingent or matured obligations of the SGP or the Obligors to any Lender or any of its Affiliates with respect to Interest Rate Protection
          Agreements; and

               (v) Obligations to pay commitment fees, Letter of Credit fees, Agent's fees and other fees, charges, indemnities and expenses from time to time owing under the Credit Agreement or any other Credit Document, whether such obligations arise before or after the institution of any Reorganization and whether or not such obligations are allowed claims in such Reorganization; and

          (b) All renewals, extensions and refinancings of the items described in clause (a) above.

     1.4.  "Subordinated Indebtedness" means:

          (a) The principal of and interest on each of the note in the original principal amount of $450,000 executed by the Company and made payable to the order of the SGP on September 7, 1995 and the note in the original principal amount of $2,000,000 executed by the Company and made payable to the order of the SGP on March 26, 1993, and all other Indebtedness or other obligations of the Obligors, or any of them, to the Junior Creditor; and

          (b) All other obligations of the Company and any other Obligor to the Junior Creditor, whether now existing or hereafter arising, including intercompany advances and any claim of the Junior Creditor against the Company or any other Obligor in respect of rescission, indemnification, expenses, damages or otherwise.

2. Subordination Covenants.  Each of the Obligors and the Junior
Creditor covenants that, so long as any part of the Senior
Indebtedness is outstanding and until the Lenders' obligations to extend credit under each Credit Document shall have been terminated, each of them will comply with the following provisions:

     2.1. Subordination. To the extent and in the manner provided in this Agreement, the payment of any Subordinated Indebtedness is and shall be expressly subordinated and junior in right of payment to the prior payment in full of all Senior Indebtedness, and the Subordinated Indebtedness is subordinated as a claim against each Obligor, any guarantor of the Senior Indebtedness or any of their respective assets to the prior payment in full of the Senior Indebtedness, in each case whether such claim is (a) in the ordinary course of business or (b) in the event of any Reorganization.

     2.2.  Restricted Payments.   Until such time as the Senior
Indebtedness shall have been paid in full and neither the Agent nor any of the Lenders shall be obligated under the Credit Agreement or any Credit Document, the Obligors will not make, and the Junior Creditor will not accept or receive, any payment of any Subordinated Indebtedness, whether in cash, securities or other property or by way of conversion, exchange, set-off, foreclosure or realization upon security or otherwise, and no such payment shall become due; provided, however, that the Company may make any Distribution permitted by Section 6.10 of the Credit Agreement, subject to the limitations set forth therein.

     2.3. Reorganization. In the event of any Reorganization, all Senior Indebtedness shall first be paid in full before any payment is made on account of any Subordinated Indebtedness. In any proceedings seeking to effect a Reorganization any payment or distribution of any kind or character, whether in cash or property or securities, which may be payable or deliverable in respect of any such Subordinated Indebtedness shall be paid or delivered directly to the Agent for application to payment of the Senior Indebtedness, unless and until all Senior Indebtedness shall have been paid in full. Notwithstanding the preceding provisions of this Section 2.3, the Junior Creditor may retain securities issued in payment of or exchange for the Subordinated Indebtedness pursuant to a final order entered in a Reorganization, so long as such securities are junior and subordinate (to the same extent as the subordination provided herein) to the Senior Indebtedness or securities issued to the holders of the Senior Indebtedness in payment of or exchange for the Senior Indebtedness in such Reorganization.

     2.4. Specific Powers in Reorganization. In any proceedings with respect to any Reorganization, the Junior Creditor irrevocably authorizes the Agent:

          (a)  To prove and enforce any claims on the
     Subordinated Indebtedness owed to the Junior Creditor either in the name of the Agent or in the name of the Junior
     Creditor as the attorney-in-fact of the Junior Creditor;

          (b)  To vote claims comprising any such Subordinated
     Indebtedness and to accept or reject on behalf of the Junior
     Creditor any plan proposed in connection with any such Reorganization;

          (c) To accept and execute receipts for any payment or distribution made with respect to any such Subordinated
     Indebtedness and to apply such payment or distribution to the payment of the Senior Indebtedness; and

          (d) To take any action and to execute any instruments necessary to effectuate the foregoing, either in the name of the Agent or in the name of the Junior Creditor as the attorney-in-fact of the Junior Creditor.

     2.5. Payments Held in Trust. If, notwithstanding the foregoing, any payment or distribution of the assets of the Obligor of any kind or character (other than payments permitted by Section 2.2) shall be received, by way of set-off or otherwise, by the Junior Creditor before all Senior Indebtedness is paid in full and before the Lenders' obligations to extend credit under all Credit Documents shall have been terminated, such payment or distribution and the amount of any such set-off shall be held in trust by the Junior Creditor and promptly paid over to the Agent (who shall have the right to convert any such assets into cash) for application to the payment of Senior Indebtedness until all such Senior Indebtedness shall have been paid in full, after giving effect to any concurrent payment or distribution to the holders of Senior Indebtedness, and the Lenders' obligations to extend credit under all Credit Documents shall have been terminated.

     2.6. Restrictions on Acceleration. Notwithstanding any contrary provision of any Subordinated Indebtedness or of any agreement or instrument relating thereto, (a) no Subordinated Indebtedness (other than payments permitted by Section 2.2) shall become or be declared to be due and payable prior to the date on which the Senior Indebtedness becomes or is declared to be due and payable and (b) if any Senior Indebtedness shall have become or been declared to be due and payable prior to its stated maturity, the Subordinated Indebtedness shall become immediately due and payable.

     2.7. Restrictions on Remedies. The Junior Creditor shall not, without the Agent's prior written consent, institute proceedings to enforce any Subordinated Indebtedness or any security therefor, notwithstanding any provision to the contrary contained in any Subordinated Indebtedness or in any agreement or instrument relating thereto. Without limiting the generality of the foregoing sentence, the Junior Creditor shall not, without the Agent's prior written consent, commence or join with any other creditor of the Company or any other Obligor in commencing any proceeding against the Company or any other Obligor seeking to effect a Reorganization.

     2.8.  No Collateral.  Neither the Company nor any other
Obligor shall grant, and the Junior Creditor shall not demand, accept or receive, any collateral, direct or indirect, for any Subordinated Indebtedness.

     2.9. No Other Subordination. The Junior Creditor represents that the Subordinated Indebtedness is not subordinated to any obligations other than the Senior Indebtedness and covenants that it will not subordinate the Subordinated
Indebtedness to any other obligations except with the prior written consent of the Agent.

     2.10. Payment in Full. For the purposes of this Agreement, no Senior Indebtedness shall be deemed to have been paid in full unless the holder thereof shall have received cash equal to the amount thereof then outstanding; provided, however, that if the Lenders are required by reason of a judgment or order of any court or administrative authority having competent jurisdiction to repay any amounts or property received by the Lenders on account of the Credit Obligations and the Lenders repay or return such amounts or property, then the subordination provisions of this Agreement shall be reinstated retroactively with respect to the amounts so repaid or property so returned as if such amounts or property had never been received by the Lenders, notwithstanding any termination thereof or the cancellation of any instrument or agreement evidencing any of the Credit Obligations.

3.  Effect of Provisions; Subrogation.

     3.1. Effect of Provisions; Relative Rights. The provisions hereof as to subordination are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on one hand and the Junior Creditor on the other hand, and such provisions shall not impair as between any Obligor and the Junior Creditor any obligation of such Obligor, which is unconditional and absolute, to pay to the Junior Creditor the principal of any Subordinated Indebtedness owed by such Obligor to the Junior Creditor and interest thereon, and all other amounts in respect thereof, nor shall any such provisions prevent the Junior Creditor from exercising all remedies otherwise permitted by applicable law or under the terms of such Subordinated Indebtedness upon a default thereunder, except to the extent prohibited by this Agreement.

     3.2. Subrogation. When all Senior Indebtedness then outstanding has been paid in full and the Lenders' obligations to extend credit under all Credit Documents have been terminated, the Junior Creditor shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company or any other Obligor that would be deemed payable on the Senior Indebtedness until the Subordinated Indebtedness shall be paid in full. For the purposes of such subrogation, no payments or distributions to the holders of Senior Indebtedness of any cash, property or securities to which the Junior Creditor would be entitled except for the provisions of this Agreement, and no payment over pursuant to the provisions of this Agreement to the holders of Senior Indebtedness by the Junior Creditor, shall, as between the Company or any other Obligor and their creditors other than the holders of Senior Indebtedness, on one hand, and the Junior Creditor, on the other hand, be deemed to be a payment by the Company or any other Obligor to or on account of Senior Indebtedness.

4. Legend, etc. Each of the Obligors and the Junior Creditor covenant to cause each instrument or certificate representing or evidencing any of the Subordinated Indebtedness to have affixed upon it a legend substantially as follows:

          "This instrument is subject to the Subordination Agreement dated as of December 30, 1997, as from time to time in effect, among the maker, the payee and BankBoston, N.A., as Agent, and certain other parties named therein, which, among other things, subordinates the obligations of the obligor hereunder to the prior payment of certain obligations of the obligor to the holders of Senior Indebtedness as defined therein."

Each Obligor shall cause any financial statement describing or listing or otherwise reflecting the existence of any Indebtedness included in the Subordinated Indebtedness to indicate clearly the subordinated character thereof.

5.  Further Assurances.  Each of the Obligors and the Junior
Creditor covenant to execute and deliver to the Agent such further instruments and to take such further action as the Agent may at any time or times reasonably request in order to carry out the provisions and intent of this Agreement.

6. Representations and Warranties. In order to induce the Lenders to extend credit under the Credit Agreement, the SGP represents and warrants that:

     6.1. Organization and Business. The SGP is a duly organized and validly existing corporation, in good standing under the laws of the jurisdiction of its organization, with all power and authority necessary (a) to enter into and perform this Agreement and each other Credit Document to which it is a party and (b) to own its properties and carry on the business now conducted or proposed to be conducted by it. Certified copies of the Charter and By-laws of the SGP have been previously delivered to the Agent and are correct and complete.

     6.2. Authorization and Enforceability. The SGP has taken all corporate action required to execute, deliver and perform this Agreement and each other Credit Document to which it is a party. Each of this Agreement and each other Credit Document to which the SGP is party constitutes the legal, valid and binding obligation of the SGP, enforceable against the SGP in accordance with its terms.

     6.3.  No Legal Obstacle to Agreements.   Neither the
execution and delivery of this Agreement or any other Credit Document, nor the consummation of any transaction referred to in or contemplated by this Agreement or any other Credit Document, nor the fulfillment of the terms hereof or thereof or of any other agreement, instrument, deed or lease referred to in this Agreement or any other Credit Document, has constituted or resulted, or will constitute or result, in:

          (a) any breach or termination of the provisions of any agreement, instrument, deed or lease to which the SGP is a party or by which it is bound, or of the Charter or By-laws of the SGP; or

          (b) the violation of any law, statute, judgment, decree or governmental order, rule or regulation applicable to the SGP.

No approval, authorization or other action by, or declaration to or filing with, any governmental or administrative authority or any other Person is required to be obtained or made by the SGP in connection with the execution, delivery and performance of this Agreement or any other Credit Document to which it is party or the transactions contemplated hereby or thereby.

7. Information Regarding the Company. The Junior Creditor expressly acknowledges and agrees that it has made such investigation as it deems desirable of the risks undertaken by it in entering into this Agreement and is fully satisfied that it understands all such risks. The Junior Creditor waives any obligation which may now or hereafter exist on the part of the Agent or any holder of any Senior Indebtedness to inform the Junior Creditor of the risks being undertaken by entering into this Agreement or of any changes in such risks and the Junior Creditor undertakes to keep itself informed of such risks and any changes therein. The Junior Creditor expressly waives (except to the extent prohibited by applicable law which cannot be waived) any duty which may now or hereafter exist on the part of the Agent or any holder of any Senior Indebtedness to disclose to the Junior Creditor any matter related to the business, operations, character, collateral, credit, condition (financial or otherwise), income or prospects of the Company, the other Obligors and their respective Affiliates, properties or management, whether now or hereafter known by any Lender. The Junior Creditor represents, warrants and agrees that it assumes sole responsibility for obtaining from the Company, the other Obligors and their respective Affiliates all information concerning the Credit Agreement and all other Credit Documents and all other information as to the Company, the other Obligors and their respective Affiliates, properties or management or anything relating to any of the above as it deems necessary or desirable.

8.9.  Continuing Agreement; Lender Powers; etc.

     9.1. Continuing Agreement, etc. This Agreement shall be a continuing agreement, shall be irrevocable by the Junior Creditor and shall remain in full force and effect until the payment in full of the Senior Indebtedness at a time when the Lenders' obligations to extend credit under all Credit Documents shall have been terminated.

     9.2. Consent to Credit Agreement. The Junior Creditor acknowledges receipt from the Company of a correct and complete copy of the Credit Agreement as in effect as of the date hereof, and consents to all of the provisions of the Credit Agreement as in effect as of such date.

     9.3. Power to Modify Credit Agreement, etc. To the extent permitted by applicable law that cannot be waived, the Junior Creditor agrees that the Agent and the Lenders, in their sole discretion, without notice to or consent by the Junior Creditor and without in any way affecting the subordination of the Subordinated Indebtedness provided in this Agreement, may:

          9.3.1. waive compliance with any Default under, and to consent to any amendment or change of any terms of, the Credit Agreement, any other Credit Document, the Credit Security, the Credit Obligations or any Guarantee thereof (each as from time to time in effect);

          9.3.2. grant one or more extensions or renewals of the Credit Obligations (for any duration), and any other indulgence with respect thereto and to effect any total or partial release (by operation of law or otherwise), discharge, compromise or settlement with respect to the obligations of the Obligors in respect of the Credit Obligations, whether or not rights against the Obligors under this Agreement are reserved in connection therewith;

          9.3.3. take security in any form for the Credit Obligations and to consent to the addition to or the substitution, exchange, release, failure to perfect or any other disposition of, and to deal in any other manner with, any property which may from time to time secure the Credit Obligations whether or not the property, if any, received upon the exercise of such power shall be of a character or value the same as or different from the character or value of any property disposed of, and to obtain, modify or release any present or future Guarantees of the Credit Obligations and to proceed against any of the Credit Security or such Guarantees in any order;

          9.3.4. extend credit under the Credit Agreement or any other Credit Document, or otherwise, in such amount as the Lenders may determine, whether for a greater or lesser amount than is presently in effect, even though the financial condition of the Company and the other Obligors may have deteriorated since the date hereof; and

          9.3.5. collect or liquidate or realize upon any of the Credit Obligations or the Credit Security in any manner or to refrain from collecting or liquidating or realizing upon any of the Credit Obligations or the Credit Security.

     9.4. No Impairment by Obligors, Lenders, etc. No right of the Lenders or any present or future holder of any Senior Indebtedness shall at any time be prejudiced or impaired by any conduct on the part of the Company or any other Obligor, including any noncompliance by the Company or any other Obligor with the terms of this Agreement, or by any conduct, in good faith, by any Lender or any such holder, regardless of any knowledge thereof which any Lender or any such holder may have or otherwise be charged with.

     9.5. Specific Performance. The Agent is authorized to demand specific performance of this Agreement at any time when the Company or any other Obligor or the Junior Creditor shall have failed to comply with any provision hereof applicable to it, and each of them irrevocably waives any defense based on the adequacy of a remedy at law which might be asserted as a bar to the remedy of specific performance hereof in any action brought therefor by the Lenders.

10.  Transfers; Successors and Assigns.

     10.1. Transfers. The Junior Creditor will not sell, assign, transfer or otherwise dispose of any Subordinated Indebtedness except to another Person which shall have entered into this Agreement or another agreement with the Agent, in a form reasonably satisfactory to the Agent, providing for subordination of such Subordinated Indebtedness to the prior payment of the Credit Obligations on the terms provided in this Agreement.

     10.2. Successors and Assigns. The provisions of this Agreement shall inure to the benefit of the Lenders and their successors and assigns and shall be binding upon each of the Company, the other Obligors and the Junior Creditor and their respective successors and assigns. The Company, the other Obligors and the Junior Creditor may not assign their respective rights or obligations under this Agreement except to the extent provided in Section 9.1.

11. Notices. Any notice or other communication in connection with this Agreement shall be deemed to be given if given in writing (including telex, telecopy or similar teletransmission) addressed as provided below (or to the addressee at such other address as the addressee shall have specified by notice actually received by the addressor), and if either (a) actually delivered in fully legible form to such address (evidenced in the case of a telex by receipt of the correct answer back) or (b) in the case of a letter, five business days shall have elapsed after the same shall have been deposited in the United States mails, with first-class postage prepaid and registered or certified.

     If to the Company or any other Obligor, to it at the address specified for the Company in or pursuant to Section 16 of the Credit Agreement, to the attention of its chief financial officer.

     If to the Junior Creditor, to it at Pride SGP, Inc., c/o Pride Companies, L.P., 1209 North Fourth, Abilene, Texas 79601,
Attention:  Chief Executive Officer, Telephone: (915) 674-8000,
Fax: (915) 676-8792, with a copy to Andrews & Kurth, L.L.P., 600 Travis, Suite 4200, Houston, Texas 77002-3090, Attention: Thomas
J. Perich, Esq., Telephone: (713) 220-4268, Fax: (713) 238-7175.

     If to the Agent, to it at its address specified in or pursuant to Section 16 of the Credit Agreement.

12. WAIVER OF JURY TRIAL. TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW WHICH CANNOT BE WAIVED, EACH OF THE AGENT, THE COMPANY, THE OTHER OBLIGORS AND THE JUNIOR CREDITOR WAIVES, AND COVENANTS THAT IT WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE), ANY RIGHT TO TRIAL BY JURY IN ANY FORUM IN RESPECT OF ANY ISSUE, CLAIM, DEMAND OR ACTION ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE CREDIT AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR THE SUBJECT MATTER HEREOF OR THEREOF OR ANY CREDIT OBLIGATION OR IN ANY WAY CONNECTED WITH THE DEALINGS OF THE AGENT, THE COMPANY, THE OTHER OBLIGORS OR THE JUNIOR CREDITOR IN CONNECTION WITH ANY OF THE ABOVE, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING AND WHETHER IN CONTRACT OR TORT OR OTHERWISE. Each of the Company, the other Obligors and the Junior Creditor acknowledges that it has been informed by the Agent that the provisions of this Section 12 constitute a material inducement upon which each of the Lenders has relied, is relying and will rely in entering into the Credit Agreement and any other Credit Document, and that it has reviewed the provisions of this Section 12 with its counsel. The Agent, the Company, the other Obligors or the Junior Creditor may file an original counterpart or a copy of this Section 12 with any court as written evidence of the consent of the Agent, the Company, the other Obligors and the Junior Creditor to the waiver of the right to trial by jury.

13. General. All covenants, agreements, representations and warranties made in this Agreement or any other Credit Document or in certificates delivered pursuant hereto or thereto shall be deemed to have been relied on by each Lender, notwithstanding any investigation made by the Agent on its behalf, and shall survive the execution and delivery to the Lenders hereof and thereof.
The invalidity or unenforceability of any provision hereof shall not affect the validity or enforceability of any other provision hereof, and any invalid or unenforceable provision shall be modified so as to be enforced to the maximum extent of its validity or enforceability. The headings in this Agreement are for convenience of reference only and shall not limit, alter or otherwise affect the meaning hereof. This Agreement and the other Credit Documents constitute the entire understanding of the parties with respect to the subject matter hereof and thereof and supersede all prior and current understandings and agreements, whether written or oral. This Agreement is a Credit Document and may be executed in any number of counterparts, which together shall constitute one instrument. This Agreement shall be governed by and construed in accordance with the laws (other than the conflict of laws rules) of The Commonwealth of Massachusetts.

     Each of the undersigned has caused this Agreement to be executed and delivered by its duly authorized officer as an agreement under seal as of the date first written above.

                         PRIDE COMPANIES, L.P.
                         by Pride Refining, Inc., its Managing
                         General Partner


                         By________________________________
                             Title:


                         PRIDE REFINING, INC.


                         By________________________________
                             Title:


                         PRIDE SGP, INC.


                         By________________________________
                             Title:


                         PRIDE BORGER, INC.


                         By________________________________
                             Title:


                         DESULFUR PARTNERSHIP
                         by Pride Companies, L.P., its
                         General Partner

                           by Pride Refining, Inc., its
                           Managing Partner



                         By________________________________
                             Title:


                         DESULFUR PARTNERSHIP
                         by Pride Marketing of Texas,
                         (Cedar Wind), Inc., its General Partner


                         By________________________________
                             Title:



                         PRIDE MARKETING OF TEXAS (CEDAR
                           WIND), INC.


                         By_________________________________
                             Title:

                         BANKBOSTON, N.A.,
                           as Agent under the Credit Agreement


                         By________________________________
                             Authorized Officer:
                         EXHIBIT 10.37


                  VARDE SUBORDINATION AGREEMENT


     This Agreement dated as of December 30, 1997 is among Pride Companies, L.P., a Delaware limited partnership (the "Company"), Pride SGP, Inc., a Texas corporation (the "SGP"), Pride Refinery, Inc., a Texas Corporation (the "MGP"), Pride Borger, Inc., a Delaware corporation ("Borger"), Desulfur Partnership, a Texas general partnership ("Desulfur"), and Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation (together with the Company, the SGP, the MGP, Borger, Desulfur and each Subsidiary of the Company which from time to time may become party to the Credit Agreement or any other Credit Document, the "Obligors"), Varde Partners, Inc., a Delaware corporation ("Varde"), and BankBoston, N.A., as agent (the "Agent") for itself and the other Lenders under the Credit Agreement (as defined below). The parties agree as follows:

1. Reference to Credit Agreement; Certain Rules of Construction; Definitions. Reference is made to the Revolving Credit and Term Loan Agreement dated as of the date hereof, as from time to time in effect (the "Credit Agreement"), among the Obligors, the Lenders, the Agent and Lehman Commercial Paper Inc., as Documentation Agent. Except as the context otherwise explicitly requires, (a) the capitalized term "Section" refers to sections of this Agreement, (b) references to a particular Section shall include all subsections thereof and (c) the word "including" shall be construed as "including without limitation".
Capitalized terms defined in the Credit Agreement and not otherwise defined herein are used herein with the meanings so defined. Certain other capitalized terms are used in this Agreement as specifically defined in this Section 1 as follows:

     1.1. "Junior Creditor" means Varde and each other Person becoming a party to this Agreement (or to a subordination agreement in substantially the form of this Agreement) pursuant to Section 9.1.

     1.2. "Reorganization" means any voluntary or involuntary dissolution, winding-up, liquidation, reorganization by judicial proceedings, bankruptcy, insolvency, receivership or other statutory or common law proceedings, including any case under Title 11 of the United States Code or any similar law of any other jurisdiction, involving the Company, any other Obligor or any other guarantor of the Subordinated Indebtedness or any of their present or future Subsidiaries or any of their respective properties or the readjustment of the respective liabilities of the Company or any such other Person or any assignment for the benefit of creditors or any marshaling of the assets or liabilities of the Company or any such other Person.

     1.3.  "Senior Indebtedness" means:

          (a) all present and future liabilities, obligations and Indebtedness of the Company, any of its Subsidiaries or any other Obligor owing to the Agent or any Lender (or any Affiliate of a Lender), under or in connection with the Credit Agreement or any other Credit Document, including, without limitation:

               (i) The obligation to pay the Revolving Loan and the Term Loan from time to time outstanding;

               (ii) Any contingent or matured obligations of the Company or any other Obligor to the Agent or to any of the Lenders in respect of Letters of Credit or drafts accepted under Letters of Credit, including any obligation of the Obligors arising under the Credit Agreement or any other Credit Document to reimburse the Agent or any of the Lenders for payments made under Letters of Credit and to deposit with or to pay to the Agent cash in an amount equal to all or part of the Letter of Credit Exposure;

               (iii) Obligations to pay interest owing under the Credit Agreement or any other Credit Document, whether such obligations arise before or after the institution of any Reorganization and whether or not such obligations are allowed claims in such Reorganization;

               (iv) Any contingent or matured obligations of the Obligors to any Lender or any of its Affiliates with respect to Interest Rate Protection Agreements; and

               (v) Obligations to pay commitment fees, Letter of Credit fees, Agent's fees and other fees, charges, indemnities and expenses from time to time owing under the Credit Agreement or any other Credit Document, whether such obligations arise before or after the institution of any Reorganization and whether or not such obligations are allowed claims in such Reorganization; and

          (b) All renewals, extensions and refinancings of the items described in clause (a) above.

     1.4.  "Subordinated Indebtedness" means:

          (a) The principal of and interest on the Convertible Unsecured Series A Promissory Note dated December 30, 1997 executed by the Company in favor of the Junior Creditor as payee, each of the Series B-1 Term Loan in the principal amount of $6,000,000, the Series B-2 Term Loan in the principal amount of $500,000, the Series B-3 Term Loan in the principal amount of $3,000,000 and the Series C Term Loan in the principal amount of [$4,700,000] listed in
     Schedule 2.1 to the Term Loan Agreement, the note in the original principal amount of $2,000,000, executed by the Company and made payable to the order of the SGP on November 14, 1994, and all other Indebtedness or other obligations of the Obligors, or any of them, to the Junior Creditor, but excluding, however, principal of, interest (including PIK Interest) on and expenses relating solely to the Series A Term Loan in the principal amount of $20,000,000 (the "Varde Term Loan") identified in said Schedule 2.1; and

          (b) All other obligations of the Company and any other Obligor to the Junior Creditor, whether now existing or hereafter arising, including intercompany advances and any claim of the Junior Creditor against the Company or any other Obligor in respect of rescission, indemnification, expenses, damages or otherwise; provided, however, that notwithstanding clause (a) or (b) of this Section 1.4, Subordinated Indebtedness shall not include the principal of, interest on and expenses relating solely to the Varde Term Loan.

     "Term Loan Agreement" means the Sixth Restated and Amended
Credit Agreement dated as of December 30, 1997 among the Company, the other Obligors and Varde.

2.  Subordination Covenants.  Each of the Obligors and the Junior
Creditor covenants that, so long as any part of the Senior
Indebtedness is outstanding and until the Lenders' obligations to extend credit under each Credit Document shall have been terminated, each of them will comply with the following provisions:

     2.1. Subordination. To the extent and in the manner provided in this Agreement, the payment of any Subordinated Indebtedness is and shall be expressly subordinated and junior in right of payment to the prior payment in full of all Senior Indebtedness, and the Subordinated Indebtedness is subordinated as a claim against each Obligor, any guarantor of the Senior Indebtedness or any of their respective assets to the prior payment in full of the Senior Indebtedness, in each case whether such claim is (a) in the ordinary course of business or (b) in the event of any Reorganization.

     2.2.  Restricted Payments.   Until such time as the Senior
Indebtedness shall have been paid in full and neither the Agent nor any of the Lenders shall be obligated under the Credit Agreement or any Credit Document, the Obligors will not make, and the Junior Creditor will not accept or receive, any payment of any Subordinated Indebtedness, whether in cash, securities or other property or by way of conversion, exchange, set-off, foreclosure or other realization upon security or otherwise; provided, however, that the Company may make, and the Junior Creditor may receive, any Distribution permitted by Section 6.10 of the Credit Agreement, subject to the limitations set forth therein.

     2.3. Reorganization. In the event of any Reorganization, all Senior Indebtedness shall first be paid in full before any payment is made on account of any Subordinated Indebtedness. In any proceedings seeking to effect a Reorganization any payment or distribution of any kind or character, whether in cash or property or securities, which may be payable or deliverable in respect of any such Subordinated Indebtedness shall be paid or delivered directly to the Agent for application to payment of the Senior Indebtedness, unless and until all Senior Indebtedness shall have been paid in full. Notwithstanding the preceding provisions of this Section 2.3, the Junior Creditor may retain securities issued in payment of or exchange for the Subordinated Indebtedness pursuant to a final order entered in a Reorganization, so long as such securities are junior and subordinate (to the same extent as the subordination provided herein) to the Senior Indebtedness or securities issued to the holders of the Senior Indebtedness in payment of or exchange for the Senior Indebtedness in such Reorganization.

     2.4. Specific Powers in Reorganization. In any proceedings with respect to any Reorganization, the Junior Creditor irrevocably authorizes the Agent:

          (a) At any time that the Junior Credit shall not have proven any claim on the Subordinated Indebtedness, prove and enforce any or all of such claims either in the name of the Agent or in the name of the Junior Creditor as the attorney-in-fact of the Junior Creditor;

          (b) To accept and execute receipts for any payment or distribution made with respect to any such Subordinated
     Indebtedness and to apply such payment or distribution to the payment of the Senior Indebtedness; and

          (c) To take any action and to execute any instruments necessary to effectuate the foregoing, either in the name of the Agent or in the name of the Junior Creditor as the attorney-in-fact of the Junior Creditor.

     2.5. Payments Held in Trust. If, notwithstanding the foregoing, any payment or distribution of the assets of the Obligor of any kind or character (other than payments permitted by Section 2.2) shall be received, by way of set-off or otherwise, by the Junior Creditor before all Senior Indebtedness is paid in full and before the Lenders' obligations to extend credit under all Credit Documents shall have been terminated, such payment or distribution and the amount of any such set-off shall be held in trust by the Junior Creditor and promptly paid over to the Agent (who shall have the right to convert any such assets into cash) for application to the payment of Senior Indebtedness until all such Senior Indebtedness shall have been paid in full, after giving effect to any concurrent payment or distribution to the holders of Senior Indebtedness, and the Lenders' obligations to extend credit under all Credit Documents shall have been terminated.

     2.6. Restrictions on Acceleration. Notwithstanding any contrary provision of any Subordinated Indebtedness or of any agreement or instrument relating thereto, (a) no Subordinated Indebtedness (other than payments permitted by Section 2.2) shall become or be declared to be due and payable prior to the date on which the Senior Indebtedness becomes or is declared to be due and payable and (b) if any Senior Indebtedness shall have become or been declared to be due and payable prior to its stated maturity, the Subordinated Indebtedness shall become immediately due and payable.

     2.7. Restrictions on Remedies. From and after the date that the Varde Term Loan shall have been repaid in full and so long as any Event of Default under the Credit Agreement shall have occurred and be continuing, the Junior Creditor shall not
(a) without the Agent's prior written consent, commence or join with any other creditor of the Company or any other Obligor in commencing any proceeding against the Company or any other Obligor seeking to effect a Reorganization, or (b) unless the Agent shall have commenced and be continuing a proceeding to enforce any Senior Indebtedness or any security therefor, institute proceedings to enforce any Subordinated Indebtedness or any security therefor, notwithstanding any provision to the contrary contained in any Subordinated Indebtedness or in any agreement or instrument relating thereto.

     2.8. No Collateral. Neither the Company nor any other Obligor shall grant, and the Junior Creditor shall not demand, accept or receive, any collateral, direct or indirect, for any Subordinated Indebtedness; provided, however, that until (and only until) the Varde Term Loan shall have been repaid in full, the Subordinated Indebtedness listed in Schedule 2.1 to the Term Loan Agreement, as in effect on the date hereof, may be secured by Liens on property of the Obligors so long as such Liens are junior in priority to the Liens on the Credit Security and are subject to the terms of the Intercreditor Agreement.

     2.9. No Other Subordination. The Junior Creditor represents that the Subordinated Indebtedness is not subordinated to any obligations other than the Senior Indebtedness and covenants that it will not subordinate the Subordinated
Indebtedness to any other obligations except with the prior written consent of the Agent.

     2.10. Payment in Full. For the purposes of this Agreement, no Senior Indebtedness shall be deemed to have been paid in full unless the holder thereof shall have received cash equal to the amount thereof then outstanding; provided, however, that if the Lenders are required by reason of a judgment or order of any court or administrative authority having competent jurisdiction to repay any amounts or property received by the Lenders on account of the Credit Obligations and the Lenders repay or return such amounts or property, then the subordination provisions of this Agreement shall be reinstated retroactively with respect to the amounts so repaid or property so returned as if such amounts or property had never been received by the Lenders, notwithstanding any termination thereof or the cancellation of any instrument or agreement evidencing any of the Credit Obligations.

3.  Effect of Provisions; Subrogation.

     3.1. Effect of Provisions; Relative Rights. The provisions hereof as to subordination are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on one hand and the Junior Creditor on the other hand, and such provisions shall not impair as between any Obligor and the Junior Creditor any obligation of such Obligor, which is unconditional and absolute, to pay to the Junior Creditor the principal of any Subordinated Indebtedness owed by such Obligor to the Junior Creditor and interest thereon, and all other amounts in respect thereof, nor shall any such provisions prevent the Junior Creditor from exercising all remedies otherwise permitted by applicable law or under the terms of such Subordinated Indebtedness upon a default thereunder, except to the extent prohibited by this Agreement.

     3.2. Subrogation. When all Senior Indebtedness then outstanding has been paid in full and the Lenders' obligations to extend credit under all Credit Documents have been terminated, the Junior Creditor shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company or any other Obligor that would be deemed payable on the Senior Indebtedness until the Subordinated Indebtedness shall be paid in full. For the purposes of such subrogation, no payments or distributions to the holders of Senior Indebtedness of any cash, property or securities to which the Junior Creditor would be entitled except for the provisions of this Agreement, and no payment over pursuant to the provisions of this Agreement to the holders of Senior Indebtedness by the Junior Creditor, shall, as between the Company or any other Obligor and their creditors other than the holders of Senior Indebtedness, on one hand, and the Junior Creditor, on the other hand, be deemed to be a payment by the Company or any other Obligor to or on account of Senior Indebtedness.

4. Financial Statements. Each Obligor shall cause any financial statement describing or listing or otherwise reflecting the existence of any Indebtedness included in the Subordinated
Indebtedness to indicate clearly the subordinated character thereof.

5.  Further Assurances.  Each of the Obligors and the Junior
Creditor covenant to execute and deliver to the Agent such further instruments and to take such further action as the Agent may at any time or times reasonably request in order to carry out the provisions and intent of this Agreement.

6. Representations and Warranties. In order to induce the Lenders to extend credit under the Credit Agreement, Varde represents and warrants that:

     6.1. Organization and Business. Varde is a duly organized and validly existing corporation, in good standing under the laws of the jurisdiction of its organization, with all power and authority necessary (a) to enter into and perform this Agreement and each other Credit Document to which it is a party and (b) to own its properties and carry on the business now conducted or proposed to be conducted by it. Certified copies of the Charter and By-laws of Varde have been previously delivered to the Agent and are correct and complete.

     6.2. Authorization and Enforceability. Varde has taken all corporate action required to execute, deliver and perform this Agreement and each other Credit Document to which it is a party. Each of this Agreement and each other Credit Document to which Varde is party constitutes the legal, valid and binding obligation of Varde, enforceable against Varde in accordance with its terms.

     6.3.  No Legal Obstacle to Agreements.   Neither the
execution and delivery of this Agreement or any other Credit Document, nor the consummation of any transaction referred to in or contemplated by this Agreement or any other Credit Document, nor the fulfillment of the terms hereof or thereof or of any other agreement, instrument, deed or lease referred to in this Agreement or any other Credit Document, has constituted or resulted, or will constitute or result, in:

          (a) any breach or termination of the provisions of any agreement, instrument, deed or lease to which Varde is a party or by which it is bound, or of the Charter or By-laws of Varde; or

          (b) the violation of any law, statute, judgment, decree or governmental order, rule or regulation applicable to Varde.

No approval, authorization or other action by, or declaration to or filing with, any governmental or administrative authority or any other Person is required to be obtained or made by Varde in connection with the execution, delivery and performance of this Agreement or any other Credit Document to which it is party or the transactions contemplated hereby or thereby.

7. Information Regarding the Company. The Junior Creditor expressly acknowledges and agrees that it has made such investigation as it deems desirable of the risks undertaken by it in entering into this Agreement and is fully satisfied that it understands all such risks. The Junior Creditor waives any obligation which may now or hereafter exist on the part of the Agent or any holder of any Senior Indebtedness to inform the Junior Creditor of the risks being undertaken by entering into this Agreement or of any changes in such risks and the Junior Creditor undertakes to keep itself informed of such risks and any changes therein. The Junior Creditor expressly waives (except to the extent prohibited by applicable law which cannot be waived) any duty which may now or hereafter exist on the part of the Agent or any holder of any Senior Indebtedness to disclose to the Junior Creditor any matter related to the business, operations, character, collateral, credit, condition (financial or otherwise), income or prospects of the Company, the other Obligors and their respective Affiliates, properties or management, whether now or hereafter known by any Lender. The Junior Creditor represents, warrants and agrees that it assumes sole responsibility for obtaining from the Company, the other Obligors and their respective Affiliates all information concerning the Credit Agreement and all other Credit Documents and all other information as to the Company, the other Obligors and their respective Affiliates, properties or management or anything relating to any of the above as it deems necessary or desirable.

8.  Continuing Agreement; Lender Powers; etc.

     8.1. Continuing Agreement, etc. This Agreement shall be a continuing agreement, shall be irrevocable by the Junior Creditor and shall remain in full force and effect until the payment in full of the Senior Indebtedness at a time when the Lenders' obligations to extend credit under all Credit Documents shall have been terminated.

     8.2. Consent to Credit Agreement. The Junior Creditor acknowledges receipt from the Company of a correct and complete copy of the Credit Agreement as in effect as of the date hereof, and consents to all of the provisions of the Credit Agreement as in effect as of such date.

     8.3. Power to Modify Credit Agreement, etc. To the extent permitted by applicable law that cannot be waived, the Junior Creditor agrees that the Agent and the Lenders, in their sole discretion, without notice to or consent by the Junior Creditor and without in any way affecting the subordination of the Subordinated Indebtedness provided in this Agreement, may:

          8.3.1. waive compliance with any Default under, and to consent to any amendment or change of any terms of, the Credit Agreement, any other Credit Document, the Credit Security, the Credit Obligations or any Guarantee thereof (each as from time to time in effect);

          8.3.2. grant one or more extensions or renewals of the Credit Obligations (for any duration), and any other indulgence with respect thereto and to effect any total or partial release (by operation of law or otherwise), discharge, compromise or settlement with respect to the obligations of the Obligors in respect of the Credit Obligations, whether or not rights against the Obligors under this Agreement are reserved in connection therewith;

          8.3.3. take security in any form for the Credit Obligations and to consent to the addition to or the substitution, exchange, release, failure to perfect or any other disposition of, and to deal in any other manner with, any property which may from time to time secure the Credit Obligations whether or not the property, if any, received upon the exercise of such power shall be of a character or value the same as or different from the character or value of any property disposed of, and to obtain, modify or release any present or future Guarantees of the Credit Obligations and to proceed against any of the Credit Security or such Guarantees in any order;

          8.3.4. extend credit under the Credit Agreement or any other Credit Document, or otherwise, in such amount as the Lenders may determine, whether for a greater or lesser amount than is presently in effect, even though the financial condition of the Company and the other Obligors may have deteriorated since the date hereof; and

          8.3.5. collect or liquidate or realize upon any of the Credit Obligations or the Credit Security in any manner or to refrain from collecting or liquidating or realizing upon any of the Credit Obligations or the Credit Security.

     8.4. No Impairment by Obligors, Lenders, etc. No right of the Lenders or any present or future holder of any Senior Indebtedness shall at any time be prejudiced or impaired by any conduct on the part of the Company or any other Obligor, including any noncompliance by the Company or any other Obligor with the terms of this Agreement, or by any conduct, in good faith, by any Lender or any such holder, regardless of any knowledge thereof which any Lender or any such holder may have or otherwise be charged with.

     8.5. Specific Performance. The Agent is authorized to demand specific performance of this Agreement at any time when the Company or any other Obligor or the Junior Creditor shall have failed to comply with any provision hereof applicable to it, and each of them irrevocably waives any defense based on the adequacy of a remedy at law which might be asserted as a bar to the remedy of specific performance hereof in any action brought therefor by the Lenders.

9.   Transfers; Successors and Assigns.

     9.1. Transfers. The Junior Creditor will not sell, assign, transfer or otherwise dispose of any Subordinated Indebtedness except to another Person which shall have entered into this Agreement or another agreement with the Agent, in a form reasonably satisfactory to the Agent, providing for subordination of such Subordinated Indebtedness to the prior payment of the Credit Obligations on the terms provided in this Agreement.

     9.2. Successors and Assigns. The provisions of this Agreement shall inure to the benefit of the Lenders and their successors and assigns and shall be binding upon each of the Company, the other Obligors and the Junior Creditor and their respective successors and assigns. The Company, the other Obligors and the Junior Creditor may not assign their respective rights or obligations under this Agreement except to the extent provided in Section 9.1.

10. Notices. Any notice or other communication in connection with this Agreement shall be deemed to be given if given in writing (including telex, telecopy or similar teletransmission) addressed as provided below (or to the addressee at such other address as the addressee shall have specified by notice actually received by the addressor), and if either (a) actually delivered in fully legible form to such address (evidenced in the case of a telex by receipt of the correct answer back) or (b) in the case of a letter, five business days shall have elapsed after the same shall have been deposited in the United States mails, with first-class postage prepaid and registered or certified.

     If to the Company or any other Obligor, to it at the address specified for the Company in or pursuant to Section 16 of the Credit Agreement, to the attention of its chief financial officer.

     If to the Junior Creditor, to it at Varde Partners, Inc., 3600 West 80th Street, Suite 225, Minneapolis, Minnesota 55431,
Attention: George Hicks, Telephone: (612) 893-1554, Fax: (612) 893-6913, with a copy to Paul, Weiss, Rifkind, Wharton & Garrison, 1285 Avenue of the Americas, New York, New York 10019,
Attention:  Kenneth M. Schneider, Tel:  (212) 373-3000, Fax:
(212) 757-3990.

     If to the Agent, to it at its address specified in or pursuant to Section 16 of the Credit Agreement.

11. Varde Term Loan. None of the provisions of this Subordination Agreement shall be interpreted to limit or to supplement any of the rights and remedies of Varde in respect of the Varde Term Loan, interest thereon and expenses relating solely thereto. Varde may exercise its rights and remedies with respect to the foregoing as if this Agreement were never executed.

12. WAIVER OF JURY TRIAL. TO THE EXTENT NOT PROHIBITED BY APPLICABLE LAW WHICH CANNOT BE WAIVED, EACH OF THE AGENT, THE COMPANY, THE OTHER OBLIGORS AND THE JUNIOR CREDITOR WAIVES, AND COVENANTS THAT IT WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE), ANY RIGHT TO TRIAL BY JURY IN ANY FORUM IN RESPECT OF ANY ISSUE, CLAIM, DEMAND OR ACTION ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE CREDIT AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR THE SUBJECT MATTER HEREOF OR THEREOF OR ANY CREDIT OBLIGATION OR IN ANY WAY CONNECTED WITH THE DEALINGS OF THE AGENT, THE COMPANY, THE OTHER OBLIGORS OR THE JUNIOR CREDITOR IN CONNECTION WITH ANY OF THE ABOVE, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING AND WHETHER IN CONTRACT OR TORT OR OTHERWISE. Each of the Company, the other Obligors and the Junior Creditor acknowledges that it has been informed by the Agent that the provisions of this Section 12 constitute a material inducement upon which each of the Lenders has relied, is relying and will rely in entering into the Credit Agreement and any other Credit Document, and that it has reviewed the provisions of this Section 12 with its counsel. The Agent, the Company, the other Obligors or the Junior Creditor may file an original counterpart or a copy of this Section 12 with any court as written evidence of the consent of the Agent, the Company, the other Obligors and the Junior Creditor to the waiver of the right to trial by jury.

13. General. All covenants, agreements, representations and warranties made in this Agreement or any other Credit Document or in certificates delivered pursuant hereto or thereto shall be deemed to have been relied on by each Lender, notwithstanding any investigation made by the Agent on its behalf, and shall survive the execution and delivery to the Lenders hereof and thereof.
The invalidity or unenforceability of any provision hereof shall not affect the validity or enforceability of any other provision hereof, and any invalid or unenforceable provision shall be modified so as to be enforced to the maximum extent of its validity or enforceability. The headings in this Agreement are for convenience of reference only and shall not limit, alter or otherwise affect the meaning hereof. This Agreement and the other Credit Documents constitute the entire understanding of the parties with respect to the subject matter hereof and thereof and supersede all prior and current understandings and agreements, whether written or oral. This Agreement is a Credit Document and may be executed in any number of counterparts, which together shall constitute one instrument. This Agreement shall be governed by and construed in accordance with the laws (other than the conflict of laws rules) of The Commonwealth of Massachusetts.

     Each of the undersigned has caused this Agreement to be executed and delivered by its duly authorized officer as an agreement under seal as of the date first written above.


                         PRIDE COMPANIES, L.P.
                         by Pride Refining, Inc., its Managing
                         General Partner


                         By________________________________
                             Title:


                         PRIDE REFINING, INC.


                         By________________________________
                             Title:


                         PRIDE SGP, INC.


                         By________________________________
                             Title:



                         PRIDE BORGER, INC.


                         By_________________________________
                             Title:


                         PRIDE MARKETING OF TEXAS
                           (CEDAR WIND), INC.


                         By_________________________________
                             Title:


                         DESULFUR PARTNERSHIP
                         by Pride Refining, Inc., its Managing
                         General Partner


                         By________________________________
                             Title:


                         and by Pride Marketing of Texas, (Cedar
                         Wind), Inc., its General Partner


                         By________________________________
                             Title:


                         BANKBOSTON, N.A.,
                           as Agent under the Credit Agreement


                         By________________________________
                             Authorized Officer:


                         VARDE PARTNERS, INC.


                         By________________________________
                             Title:
                         EXHIBIT 10.38

                   EQUITY CONVERSION AGREEMENT


          THIS EQUITY CONVERSION AGREEMENT (this "Agreement") is entered into by and between Pride SGP, Inc., a Texas corporation ("SGP"), Pride Companies, L.P., a Delaware partnership ("Pride") and Varde Partners, Inc., a Delaware corporation ("Varde") as follows.

          WHEREAS, pursuant to that certain Fifth Restated and Amended Credit Agreement, dated as of August 13, 1996 (as amended by the First through Sixth Amendments thereto), by and among Pride, NationsBank of Texas, N.A. ("NationsBank"), Bank One, Texas, N.A. ("Bank One") and the guarantors described therein, Pride has, among other things, certain outstanding Term Loans and Revolving Loans (as defined therein) owing to NationsBank and Bank One (the "NationsBank/Bank One Debt");

          WHEREAS, Varde, Pride and SGP have entered into that certain Restructuring and Override Agreement of even date herewith (the "Restructuring Agreement") which reflects the agreement of Varde to purchase the NationsBank/Bank One Debt and to restructure same as set forth in such Restructuring Agreement (such transactions being collectively referred to herein as the "Varde Transaction")

          WHEREAS, but for the Varde Transaction, Pride's obligations under the NationsBank/Bank One Debt would have either
(i) become due and payable by the terms thereof or (ii) by virtue of defaults, been accelerated by NationsBank or Bank One;

          WHEREAS, it is a condition to closing of the Varde
Transaction that SGP shall have entered into this Agreement wherein SGP agrees to transfer and assign certain claims and securities held by SGP to Pride in exchange for Common LP Units of Pride, on the basis set forth in this Agreement;

          WHEREAS, Pride, SGP and Varde are entering this Agreement to provide for SGP's exchange of such claims for Common LP Units on the basis and in accordance with the terms set forth herein;

          NOW, THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements contained herein, the parties hereto, intending to be legally bound, agree as follows:

ARTICLE I.  DEFINITIONS, ETC.

          Section  A.   Defined Terms.  Unless the context
otherwise requires, the following terms shall have the following meanings for all purposes of this Agreement:

     "Agreement" shall have the meaning specified in the opening paragraph hereof.

     "Claims" means (i) all claims SGP has under or pursuant to that certain promissory note from Pride to SGP dated March 26, 1993 in the original principal amount of $2,000,000 (the "$2,000,000 SGP Note") or under the Series E Preferred Units into which said note is converted, (ii) all claims SGP has under or pursuant to that certain promissory note from Pride to SGP dated August 13, 1996 in the original principal amount of $450,000 (the "$450,000 SGP Note") or under the Series F Preferred Units into which said note is converted, (iii) accrued but unpaid interest through the Closing Date under the $2,000,000 SGP Note and the $450,000 SGP Note and
(iv) accrued but unpaid payment obligations owing by Pride to SGP under Section 2 of that certain Pipeline Lease Agreement ("Pipeline Lease Agreement") between Pride and Pride SGP dated March 29, 1990 as additional rentals for oil products shipped by Pride, or third parties with contractual relationships with Pride, through the Idle Portion (as defined in the Pipeline Lease Agreement) of the Pipeline (as defined in the Pipeline Lease Agreement).

     "Closing" shall have the meaning specified in Section 2.4 hereof.

     "Closing Date" shall have the meaning specified in Section 2.4 hereof.

     "Common LP Units" means common units of limited partnership interests of Pride.

     "Required Approvals" means (i) approval of the New York Stock Exchange, (ii) approval of the common unitholders of Pride and
(iii) any other third party or regulatory approvals which are determined by Varde, Pride and/or Pride SGP to be required to accomplish the transactions contemplated by this Agreement.

     "Securities Act" means the Securities Act of 1933, as amended.

     "Series E Preferred Units" means Series E Preferred Units of
Pride having such rights and preferences as reflected in the Certificate of Designation, Rights and Preferences adopted by Pride for such series.

     "Series F Preferred Units" means Series F Preferred Units of
Pride having such rights and preferences as reflected in the Certificate of Designation, Rights and Preferences adopted by Pride for such series.

ARTICLE II.  THE EXCHANGE

          Section  A.   Exchange of Claims for Common LP Units.  On
the terms and subject to the conditions of this Agreement (a) SGP hereby acknowledges and agrees that (i) the $2,000,000 SGP Note will, effective upon the Stage 1 Closing Date (as referenced in the Restructuring Agreement), be converted into Series E Preferred Units in accordance with the terms of that certain Consent Solicitation dated October 7, 1997 distributed by Pride to its unitholders and subsequently approved by Pride's unitholders, and
(ii) the $450,000 SGP Note will, effective upon the Stage 1 Closing Date (as referenced in the Restructuring Agreement), be converted into Series E Preferred Units and (b) SGP agrees to and will, subject to receipt of the Required Approvals and upon the Stage 3 Closing Date (as referenced in the Restructuring Agreement) transfer the Series E Preferred Units and Series F Preferred Units issued upon conversion of the $2,000,000 SGP Note and the $450,000 SGP Note, respectively, along with the remainder of the Claims to Pride in exchange for Common LP Units representing 7.5% of the Common LP Units (on a fully diluted basis), as calculated immediately following the Stage 3 Closing.

          Section  B.   Subordination Agreement.    Contemporaneous
with execution of this Agreement, SGP has entered into a subordination agreement with Varde which effectively subordinates the rights of SGP under the Claims to the obligations of Pride to make payments to Varde under the indebtedness and Series B and Series C Preferred Units acquired by Varde pursuant to the Varde Transaction.

          Section  C.   Delivery of Claims and Certificates.

          1. At the Closing, SGP shall deliver an assignment agreement that transfers and assigns the Series E Preferred Units and Series F Preferred Units along with all other Claims to Pride, together with such additional instruments of transfer and assignment as Pride or Varde may reasonably request.
          2. At the Closing, Pride shall (i) accept and then cancel the Series E Preferred Units and Series F Preferred Units along with all other Claims and (ii) deliver to SGP a certificate or certificates representing the number of Common LP Units to which SGP is entitled pursuant to Section 2.1.

          Section  D.   Closing.    The closing (the "Closing") of
the transactions contemplated by this Agreement shall take place at a location mutually agreeable to the Partnership, Varde and SGP on the Stage 3 Closing Date (as referenced in the Restructuring
Agreement).

ARTICLE III.  REPRESENTATIONS AND WARRANTIES OF SGP

          SGP represents and warrants to the other parties hereto as follows:

          Section  A.   Authority; Non-Contravention; Approvals.

          1. SGP has full corporate power and authority to enter into this Agreement and, subject to the Required Approvals, to consummate the transactions contemplated hereby. This Agreement has been approved by the Board of Directors of SGP, and no other corporate proceedings on the part of SGP are necessary to authorize the execution and delivery of this Agreement or the consummation by SGP of the transactions contemplated hereby. This Agreement has been duly executed and delivered by SGP, and, assuming the due authorization, execution and delivery hereof by Varde and Pride, constitutes a valid and legally binding agreement of SGP enforceable against it in accordance with its terms, except that such enforcement may be subject to (i) bankruptcy, insolvency, fraudulent conveyancing, reorganization, moratorium or other similar laws affecting or relating to enforcement of creditors' rights generally and (ii) general equitable principles.
          2. Except for the Required Approvals, no declaration, filing or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the execution and delivery of this Agreement by SGP or the consummation by SGP of the transactions contemplated hereby, other than such declarations, filings, registrations, notices, authorizations, consents or approvals which, if not made or obtained, as the case may be, would not, in the aggregate, have a material adverse effect on the business, operations, properties, assets, condition (financial or other), results of operations or prospects of SGP.

          Section  B.   Ownership and Cancellation of the Claims.
SGP has good and valid ownership of the Claims free and clear of any liens, claims or encumbrances. SGP has the full legal right to exchange, transfer and assign the Claims to Pride.

          Section  C.   Compliance with the Securities Act.    SGP
has sufficient knowledge and experience in financial and business matters that it is capable of evaluating the economic risks of investment in the Common LP Units, and SGP's financial condition is adequate to bear the economic risks of an investment in the Common LP Units. SGP is acquiring the Common LP Units for investment purposes only for SGP and not for any other person or with a view toward resale or distribution. SGP acknowledges that the Common LP Units have not been registered under the Securities Act or any state blue sky or securities laws and, therefore, cannot be resold unless so registered or exempted from registration thereunder, and that the certificates representing the Common LP Units will bear an appropriate legend reflecting such restrictions on transfer.

ARTICLE IV.  REPRESENTATIONS AND WARRANTIES OF VARDE

          Varde represents and warrants to the other parties hereto as follows:

          Section  A.   Authority; Non-Contravention; Approvals.

         1. Varde has full corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. This Agreement has been approved by the Board of Directors of Varde, and no other corporate proceedings on the part of Varde are necessary to authorize the execution and delivery of this Agreement or the consummation by Varde of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Varde, and, assuming the due authorization, execution and delivery hereof by SGP and Pride, constitutes a valid and legally binding agreement of Varde, enforceable against it in accordance with its terms, except that such enforcement may be subject to (i) bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or other similar laws affecting or relating to enforcement of creditors' rights generally and (ii) general equitable principles.
          2. Except for the Required Approvals, no declaration, filing or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the execution and delivery of this Agreement by Varde or the consummation by Varde of the transactions contemplated hereby.
          3. Varde hereby acknowledges its understanding, acknowledgement, consent and approval that the Series E Preferred Units and Series F Preferred Units will be issued to SGP as herein provided.

ARTICLE V.  REPRESENTATIONS AND WARRANTIES OF PRIDE

           Pride represents and warrants to the other parties hereto as follows:

          Section  A.   Authority; Non-Contravention; Approvals.

          1. Pride has full partnership power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. This Agreement has been approved by the Board of Directors of Pride's general partner, and no other partnership proceedings on the part of Pride are necessary to authorize the execution and delivery of this Agreement or the consummation by Pride of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Pride, and, assuming the due authorization, execution and delivery hereof by SGP and Varde, constitutes a valid and legally binding agreement of Pride, enforceable against it in accordance with its terms, except that such enforcement may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyancing, moratorium or other similar laws affecting or relating to enforcement of creditors' rights generally and (ii) general equitable principles.
          2. Except for the Required Approvals, no declaration, filing or registration with, or notice to, or authorization, consent or approval of, any governmental or regulatory body or authority is necessary for the execution and delivery of this Agreement by Pride or the consummation by Pride of the transactions contemplated hereby.

          Section  B.   Validity of Common LP Units .  When issued
to SGP in accordance with this Agreement, the Common LP Units will be duly authorized, validly issued and free of preemptive rights.

ARTICLE VI.  ADDITIONAL AGREEMENTS

          Section  A.   Agreement to Cooperate.    Subject to the
terms and conditions herein provided, each of the parties hereto shall use all commercially reasonable efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement.

          Section  B.   Public Statements.    The parties shall
consult with each other prior to issuing any press release or any written public statement with respect to this Agreement or the transactions contemplated hereby, and shall not issue any such press release or written public statement prior to such consultation.

          Section  C.   Amendment to Pipeline Lease Agreement.
Contemporaneously with the execution of this Agreement, SGP will enter into Amendment No. 3 to that certain Pipeline Lease Agreement dated March 29, 1990 as amended by Amendment No. 1 dated effective March 29, 1990, and Amendment No. 2 dated effective March 29, 1990 (the "Pipeline Lease Agreement"), to reflect that certain rental payments payable by Pride thereunder shall not exceed $400,000 per annum during the time period that indebtedness (the "Varde Debt") remains outstanding and is held by Varde under the Sixth Restated and Amended Credit Agreement dated as of even date herewith by and between Varde and Pride. After such time as the Varde Debt is paid in full or no longer held by Varde, such $400,000 ceiling amount shall no longer be applicable.

ARTICLE VII.  CONDITIONS

          Section  A.   Conditions to Obligation of SGP.    Unless
waived by the parties, the obligations of the parties to effect the transactions contemplated hereby shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

          1.   consummation of Stage 3 of the Varde Transaction;
and

          2.   receipt by SGP of all Required Approvals.


ARTICLE VIII.  TERMINATION, AMENDMENT AND WAIVER

          Section  A.   Termination.    This Agreement may be
terminated at any time prior to the Closing by either party if the Restructuring Agreement has been terminated in accordance with its terms.

          Section  B.   Effect of Termination.  In the event of
termination of this Agreement by any party, as provided in
Section 8.1, this Agreement shall forthwith become void and there shall be no further obligation on the part of Pride, SGP or Varde or their respective officers or directors (except as set forth in this Section 8.2, which shall survive the termination). Nothing in this Section 8.2 shall relieve any party from liability for any breach of this Agreement.

          Section  C.   Amendment.    This Agreement may not be
amended except by an instrument in writing signed on behalf of each of the parties hereto and in compliance with applicable law.

          Section  D.   Waiver.    At any time prior to the
Closing, the parties hereto may (a) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant thereto and (c) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party.

ARTICLE IX.  GENERAL PROVISIONS

          Section  A.   Non-Survival of Representations and
Warranties. None of the representations and warranties in this Agreement shall survive the Closing, and after the Closing none of Pride, SGP or Varde or their respective officers or directors shall have any further obligation with respect thereto.

          Section  B.   Notices.  All notices and other
communications hereunder shall be in writing and shall be deemed given if delivered personally, mailed by registered or certified mail (return receipt requested) or sent via facsimile to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

     (a)  If to Varde:

          Varde Partners, Inc.
          3600 West 80th Street
          Suite 225
          Minneapolis, Minnesota 55431
          Attention:  George Hicks
          Telephone:  (612) 893-1554
          Fax:  (612) 893-9613

     (b)  If to SGP:

          Pride SGP, Inc.
          1209 North Fourth Street
          Abilene, Texas 79604
          Attention: Chief Executive Officer
          Telephone:  (915) 674-8304
          Fax:  (915) 674-8792

     (c)  If to Pride:

          Pride Companies, L.P.
          1209 North Fourth Street
          Abilene, Texas 79604
          Attention: Chief Executive Officer and General Counsel
          Telephone:  (915) 674-8304
          Fax:  (915) 674-8792

          Section  C.   Interpretation.  The headings contained in
this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. In this Agreement, unless a contrary intention appears, (i) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision and (ii) reference to any Article or Section means such Article or Section hereof. No provision of this Agreement shall be interpreted or construed against any party hereto solely because such party or its legal representative drafted such provision.

          Section  D.   Miscellaneous.  This Agreement (including
the documents and instruments referred to herein) (a) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof, (b) is not intended to confer upon any other person any rights or remedies hereunder, and (c) shall not be assigned by operation of law or otherwise. THIS AGREEMENT SHALL BE GOVERNED IN ALL RESPECTS, INCLUDING VALIDITY, INTERPRETATION AND EFFECT, BY THE LAWS OF THE STATE OF TEXAS APPLICABLE TO CONTRACTS EXECUTED AND TO BE PERFORMED WHOLLY WITHIN SUCH STATE.

          Section  E.   Counterparts.    This Agreement may be
executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

          Section  F.   Parties In Interest.    This Agreement
shall be binding upon and inure solely to the benefit of each party hereto, and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.


          IN WITNESS WHEREOF, the Parties have caused this Agreement to be signed by their respective officers as of the 31st day of December 1997.

PRIDE COMPANIES, L.P.

By: Pride Refining, Inc., its Managing General Partner

By:
Name:
Title:

PRIDE SGP, INC.

By:
Name:
Title:

VARDE PARTNERS, INC.

By:
Name:
Title:
                        EXHIBIT 10.39

           AMENDMENT NO. 3 TO PIPELINE LEASE AGREEMENT


     This Amendment No. 3 is entered into effective as of the 31st day of December, 1997 between Pride SGP, Inc., a Texas corporation ("Pride SGP"), and Pride Companies, L.P., a Delaware limited partnership ("Pride") as follows:

          WHEREAS, Pride SGP and Pride have heretofore entered into that certain Pipeline Lease Agreement dated March 29, 1990, same being amended by Amendment No. 1 dated effective March 29, 1990 and Amendment No. 2 dated effective March 29, 1990 (the "Pipeline Lease Agreement");

          WHEREAS, Pride SGP and Pride have agreed to amend certain provisions of the Pipeline Lease Agreement as provided herein;

          NOW, THEREFORE, in consideration of the provisions and the representations, warranties, covenants and agreements contained herein, Pride SGP and Pride, agree as follows:

          1)   Section number 2 "Consideration" in the Pipeline
          Lease Agreement is revised, modified and restated to read as follows:

               "2. Consideration: In consideration for the lease of the Pipeline, Lessee agrees to perform the maintenance and repair operations specified in paragraph 8, below. Lessee further agrees to pay Lessor $.20 (twenty cents) per barrel as additional rental for Oil Products shipped by Lessee, or third parties with contractual relationships with Lessee, through the Idle Portion (as defined below) of the Pipeline, provided that Pride SGP agrees that during the duration of the Varde Debt, Pride SGP agrees that the aggregate annual consideration payable by Pride as additional rental for use of the Idle Portion of the Pipeline under this Section 2 (commencing with calendar year 1998) shall not exceed $400,000 annually without the prior written consent of Varde. For purposes hereof Varde Debt means indebtedness under that certain Sixth Restated and Amended Credit Agreement dated as of December 31, 1997, by and between Pride and Varde Partners, Inc. At such time as the Varde Debt has been repaid or is no longer held by Varde and BankBoston is not then requiring that the ceiling be in place, the above referenced $400,000 ceiling amount shall no longer be applicable."

          2)   No Other Changes.  In all other respects, the
          Pipeline Lease Agreement remains in full force and effect and is hereby ratified and confirmed.

          3) Choice of Laws. This Agreement shall be construed in accordance with the laws of the State of Texas.

     WITNESS the execution hereof as of the date hereinabove provided.

Pride SGP Inc.


By: _________________________

Name: _______________________
Title: ________________________

Pride Companies, L.P.
By: Pride Refinery, Inc., its managing general partner

By: _________________________

Name: _______________________
Title: ________________________