Form 10-Q
period 1998-03-31
PRIDE COMPANIES LP
filed 1998-05-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                 Commission file number 1-10473

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

   Class                        Outstanding at May 1, 1998
Common Units                            4,950,000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS



(Amounts in thousands, except unit amounts)
                                        March 31,
                                           1998        December 31,
                                       (unaudited)        1997
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       792    $     5,008
  Accounts receivable, less allowance
     for doubtful accounts                   15,597         14,543
  Inventories                                13,050         13,036
  Prepaid expenses                            1,926          2,096
                                        ___________    ___________
     Total current assets                    31,365         34,683

Property, plant and equipment                68,084         67,253
Accumulated depreciation                     20,501         19,665
                                        ___________    ___________
  Property, plant and equipment - net        47,583         47,588

Assets no longer used in the business         7,353          7,353
Deferred financing cost                       4,939          5,254
Other assets                                    405            403
                                        ___________    ___________
                                        $    91,645    $    95,281
                                        ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    23,630    $    26,670
  Accrued payroll and related benefits        1,654          1,870
  Accrued taxes                               1,716          3,323
  Other accrued liabilities                   1,807          2,811
  Current portion of long-term debt           3,434          2,084
                                        ___________    ___________
     Total current liabilities               32,241         36,758

Long-term debt, excluding current portion    42,479         41,087
Deferred income taxes                         2,375          2,405
Other long-term liabilities                  11,265         10,935
Redeemable preferred equity                  19,679         19,529
Partners' capital:
  Common units (5,275,000 units
     authorized, 4,950,000 units
     outstanding)                           (15,598)       (14,656)
  General partners' interest                   (796)          (777)
                                        ___________    ___________
                                        $    91,645    $    95,281
                                        ===========    ===========

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


(Amounts in thousands, except per unit amounts)
                                      Three Months Ended March 31,
                                            1998           1997
                                      ______________   ___________
Revenues                                $    106,219   $   142,455

Cost of sales and operating expenses,
  excluding depreciation                     101,899       139,371
Marketing, general and
  administrative expenses                      2,186         2,391
Depreciation                                     850         1,718
                                        ____________   ___________
Operating income (loss)                        1,284        (1,025)

Other income (expense):
  Interest income                                 41             9
  Interest expense (including interest
     paid in kind of $312 and $0,
     respectively)                            (1,225)       (1,334)
  Credit and loan fees (including
     amortization of $329 and $0,
     respectively)                              (672)         (589)
  Other - net                                     33           (21)
                                        ____________   ___________
Loss before income taxes                        (539)       (2,960)
Income tax expense (benefit)                      (6)          (47)
                                        ____________   ___________
Net loss                                $       (533)  $    (2,913)
                                        ============   ===========

Basic and diluted net loss
  per Common Unit                       $       (.19)  $      (.58)
                                        ============   ===========
Numerator:
  Net loss                              $       (533)  $    (2,913)
  Preferred dividends accrued
    and paid in kind                            (428)           -
                                        ------------   -----------
     Subtotal                                   (961)       (2,913)
  2% general partner interest                    (19)          (58)
                                        ------------   -----------
     Numerator for basic and diluted
       net loss per Common Unit         $       (942)  $    (2,855)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    net loss per Common Unit                   4,950         4,950
                                        ============   ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                       Three Months Ended March 31,
                                            1998           1997
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $       (533)  $    (2,913)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                           850         1,718
          Amortization of loan costs             329            -
          (Gain) loss on sale of
            property, plant and equipment        (12)           24
          Deferred tax benefit                   (30)          (78)
          Payment in kind                        312            -
     Net effect of changes in:
          Accounts receivable                 (1,054)        5,019
          Inventories                            (14)        2,116
          Prepaid expenses                       170           352
          Accounts payable and other
            long-term liabilities             (2,987)       (6,186)
          Accrued liabilities                 (2,827)       (1,466)
                                        ____________   ___________
               Total adjustments              (5,263)        1,499
                                        ____________   ___________
Net cash provided by (used in)
operating activities                          (5,796)       (1,414)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (839)         (369)
  Proceeds from disposal of property,
    plant and equipment                           13             5
  Other                                          (14)            2
                                        ____________   ___________
Net cash provided by (used in)
investing activities                            (840)         (362)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                 8,472        41,608
  Payments on debt and credit
    facilities                                (6,042)      (39,846)
  Other                                          (10)           -
                                        ____________   ___________
Net cash provided by (used in)
financing activities                           2,420         1,762
                                        ____________   ___________
Net increase (decrease) in cash and
cash equivalents                              (4,216)          (14)

Cash and cash equivalents at the
beginning of the period                        5,008           472
                                        ____________   ___________
Cash and cash equivalents at the
end of the period                       $        792   $       458
                                        ============   ===========

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates (i) a crude oil gathering business that gathers, transports, resells and redelivers crude oil in the Texas and New Mexico markets and (ii) certain integrated products pipelines and terminal operations in San Angelo, Texas and Aledo, Texas (the "Products System"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, Inc., a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (formerly, Texaco Trading and Transportation, Inc.) (the "Equilon Agreement") to market through the Products System and its other products terminal in Abilene, Texas that had been included as part of the Refinery. Prior to mothballing the Refinery, the Partnership's operations were considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System was to purchase and sell crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations to be used as feedstock for the Refinery. As a result of the Equilon Agreement and the mothballing of the Refinery, the Crude Gathering System will now market crude oil primarily to other refineries and the Partnership will now operate two separate and distinct industry segments, the Crude Gathering System segment and the marketing and products pipeline segment.
The Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products System consisted of two products pipelines that originated at the Refinery and terminated at the Partnership's marketing terminals. In connection with the mothballing of the Refinery, the products pipeline that extends from the Refinery to the Aledo terminal was idled, since Equilon's pipeline is connected to the Partnership's Aledo terminal.

     Pride Refining, Inc., a Texas corporation, owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and the Special General Partner (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, the Special General Partner owns a 4.9% interest in the Partnership through ownership of common limited partner units (the "Common Units"). Public ownership, represented by the remaining Common Units, is 93.1%.

2.   Accounting Policies

     The financial statements of the Partnership include all of its majority-owned subsidiaries including limited partnership interests where the Partnership has significant control through related parties. All intercompany transactions have been eliminated and minority interest has been provided where applicable. The financial statements included in this quarterly report on Form 10-Q are unaudited and condensed and do not contain all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all material adjustments necessary to present fairly the financial position, results of operations, and cash flows for such periods. Interim period results are not necessarily indicative of the results to be achieved for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1997 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. The Partnership has two subsidiaries that are corporations which are separate taxable entities whose operations are subject to federal income taxes.

3.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). FAS 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and requires the calculation and dual presentation of basic and diluted earnings per share, replacing the measures of primary and fully-diluted earnings per share as reported under APB 15. FAS 128 is effective for general statements issued for periods ending after December 15, 1997; earlier application is not permitted. Basic net income (loss) per common unit is computed using the weighted average number of common units outstanding. Diluted net income (loss) per common unit is computed by adjusting the primary units outstanding and net income
(loss) for the potential effect of the conversion of the Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series E Preferred Units outstanding during the period and the elimination of the related interest and dividends and the potential effect of the exercise of officers' and employees' unit appreciation rights. When the effect of including the conversion of the convertible preferred equity and the exercise of unit appreciation rights on basic or diluted net income (loss) per unit is antidilutive, as is the case for the quarter ended March 31, 1998, they are not included in the calculation of diluted net income (loss) per unit.

4.   Related Party Transactions

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

5.   Inventories

     Inventories are valued at the
     lower of cost or market and         March 31,    December 31,
         consist of:                       1998           1997
                                              (in thousands)
     _____________________________      ___________    ___________

     Crude oil                          $     8,219    $     8,388
     Refined products and blending
       materials                              4,379          6,473
                                        ___________    ___________
                                             12,598         14,861
     LIFO reserve                              (449)        (2,837)
                                        ___________    ___________
     Petroleum inventories                   12,149         12,024
     Spare parts and supplies                   901          1,012
                                        ___________    ___________
                                        $    13,050    $    13,036
                                        ===========    ===========

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

6.   Long-term Debt

     On December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit and revolver facilities (the "Revolver") on December 31, 1997. BankBoston has agreed that under certain circumstances it may provide $21.0 million of term financing to the Partnership at a future date (the "Proposed Term Loan"), in each case for a 5-year term.

     In commitment letters, Varde and BankBoston have each agreed to amend their respective credit agreements. The credit agreement with Varde is being amended to provide $2.0 million of additional working capital through deferral of principal amortization and an additional loan. In addition, both credit agreements are being amended to ease certain financial covenants through December 31, 1998.

     The Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The amount available under the borrowing base net of outstanding letters of credit and advances under the Revolver was $1.7 million as of March 31, 1998.

     Though no advances had been drawn under the letter of credit facility as of March 31, 1998, the Partnership did have approximately $39.2 million in outstanding letters of credit. The Partnership had drawn $2.8 million for direct cash borrowings as of March 31, 1998. The fee on outstanding letters of credit was 2.75% per annum as of March 31, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the Revolver at March 31, 1998 bore interest at either LIBOR plus 3.25% or prime plus 2%. LIBOR and the prime rate were 5.68% and 8.5%, respectively, at March 31, 1998. The credit agreement evidencing the Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement.

     If and when funded, the Proposed Term Loan would be expected to be used to refinance a $20.0 million bridge loan held by Varde and to provide an additional $1.0 million for general working capital purposes.

     As a result of Varde's assumption of the outstanding bank debt and additional loans to the Partnership, Varde now holds a term loan of $20.1 million ("A Term Loan"), a term loan of $9.6 million ("B Term Loan"), a term loan of $4.8 million ("C Term Loan") and an unsecured note of $2.6 million ("Subordinate Note A") as of March 31, 1998. The A Term Loan bears interest rates of 11% in the first two years, 13% in the third year, 15% in the fourth and 17% in the fifth year. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except for $3.0 million of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not repaid with borrowings under the Proposed Term Loan or otherwise, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except for $3.0 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 406,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually. To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are due December 31, 2002 if the A Term Loan has not been refinanced, otherwise 180 days after the maturity of the Proposed Term Loan, but no later than June 30, 2003 if the A Term Loan has been refinanced. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Such principal payments have been deferred for 1998 by agreement of Varde. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A, except in the case the Partnership receives proceeds related to the DFSC Claim and certain other transactions (see Note 8).

     Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units (see Note 6 for information on the preferred units).

     The Partnership or its management has a three-year call on Varde's position for an amount equal to a 40% return to Varde, subject to a minimum payment of $7.5 million over Varde's cost.
The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DFSC Claim will be used to retire up to $6.0 million of either the A Term Loan or the Proposed Term Loan, whichever is then outstanding, and up to $5.0 million of either the B Term Loan or New Series A Preferred, whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

     On December 31, 1997, certain members of management agreed to invest an aggregate of $2.0 million in the form of a note payable to Varde and will receive a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde will be secured by management's interest in such securities. Any cash yield on management's share of such securities will be paid to Varde as interest, net of applicable federal income tax.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.7 million at March 31, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $159,000 as current at March 31, 1998.

     The Partnership converted certain non-interest bearing accounts payable to the U. S. Government Defense Fuel Supply Center related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan, payable in monthly installments of $84,000, with a balance of $172,000 at March 31, 1998. The loan bears interest based on the rate set semi-annually by the Secretary of the Treasury. This rate was 6.25% as of March 31, 1998. The Partnership has classified the entire balance as current.

7.   Preferred Equity

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption and subsequent distributions being paid in kind, Varde now holds preferred equity securities including $9.4 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.0 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $2.8 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which initially mature December 31, 2002. On funding of the Proposed Term Loan, the maturity date of the preferred equity securities would be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003. The Series B Preferred Units and Series C Preferred Units are convertible into 1,491,000 and 800,000 Common Units, respectively, at March 31, 1998. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter.
Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership had paid in kind distributions of $115,000 on February 5, 1998 and accrued distributions of $227,000 at March 31, 1998 on these preferred equity securities.

     On December 31, 1997, Pride SGP agreed to convert (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units at March 31, 1998 and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units initially mature December 31, 2002. On any funding of the Proposed Term Loan, the maturity will be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003. The Series E Preferred Units and Series F Preferred Units will be subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions or paid in kind distributions on the Series E Preferred Units or Series F Preferred Units if the distributions with respect to the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units are paid in kind. Accordingly, at March 31, 1998, the Partnership accrued distributions of $50,000 but had not paid such distributions in cash or in kind.

8.   Common Units

     At March 31, 1998, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities related to letters of credit, and the termination of the credit agreement.

9.   Contingencies

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions are: (i) the margins between the prices of the Partnership's refined petroleum products and the cost of such products and the availability of such products, (ii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership, (v) the settlement of outstanding contract issues, and (vi) the receipt of certain consents and approvals to modify the Partnership's capital structure.

General

     Prior to mothballing the Refinery and entering into the Equilon Agreement, the Partnership's operating results depended principally on (i) the rate of utilization of the Refinery, (ii) the margins between the prices of its refined petroleum products and the cost of crude oil, (iii) the volume throughput on the Products System, and (iv) the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. Increased Refinery utilization allowed the Partnership to spread its fixed costs across more barrels, thereby lowering the fixed costs per barrel of crude oil processed. The refining business is highly competitive, and the Partnership's margins were significantly impacted by general industry margins. Industry margins are determined by a variety of regional, national, and global trends, including oil prices, weather, and economic conditions, among other things. The Refinery's military aviation fuel prices were influenced by these trends since the pricing for military aviation fuel is based on Jet A, a kerosene-based product, and the price of diesel and heating fuels affect the price of kerosene.

     As a result of mothballing the Refinery and redirecting its business to focus on crude marketing and distribution, the Partnership's future operating results now depend principally on the margins between the cost at which petroleum products are purchased under the Equilon Agreement and the profit realized by the Partnership for such products, the volume throughput on the Products System, and the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets.

     Margins from the Crude Gathering System are influenced by the level of competition and the price of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges increase when higher crude oil prices stimulate increased exploration and development.
Conversely, when crude oil prices decrease, margins on the resale of crude oil as well as transportation charges tend to decrease.

     The intrasystem pricing of crude oil between the Refinery and the Crude Gathering System was based in part on an adjusted Midland spot price for crude oil above the Partnership's posted price for the purchase of such crude oil (the "Premium"), which represented the approximate amount above posting that would be realized on the sale of such crude oil to an unrelated third party. The total intrasystem price for crude oil between the Refinery and the Crude Gathering System included the Premium, the Partnership's posted price and transportation costs. An increase in the Premium for crude oil had a negative impact on the Refinery and a positive impact on the Crude Gathering System. On the other hand, a decrease in the Premium for crude oil had a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the three months ended March 31, 1998 and 1997, the average Premium for crude oil was $1.81 and $2.27 per barrel, respectively.

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

First Quarter 1998 Compared to First Quarter 1997

     GENERAL -- Net loss for the first quarter of 1998 was $533,000 compared to $2.9 million for the first quarter of 1997.
The improvement was primarily a result of increased refining margins prior to mothballing the Refinery.

     Operating income was $1.3 million for the first quarter of 1998 compared to operating loss of $1.0 million for the first quarter of 1997. Operating income, excluding depreciation and amortization, for the first quarter of 1998 increased to $2.1 million from $693,000 for the first quarter of 1997.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the first quarter of 1998 and 1997.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                  Excluding
                                (Loss)   Depreciation  Depreciation
                               _________ ____________  ____________
First Quarter 1998

Refinery and Products System   $ 1,006      $   368      $  1,374

Crude Gathering System             278          482           760
                               _______      _______      ________
Total                          $ 1,284      $   850      $  2,134
                               =======      =======      ========

First Quarter 1997

Refinery and Products System   $(2,188)     $ 1,237      $   (951)

Crude Gathering System           1,163          481         1,644
                               _______      _______      ________
Total                          $(1,025)     $ 1,718      $    693
                               =======      =======      ========

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $1.0 million for the first quarter of 1998 compared to operating loss of $2.2 million for the first quarter of 1997. Depreciation expense for the Refinery and Products System was $368,000 for the first quarter of 1998 and $1.2 million for the first quarter of 1997. The decline in depreciation is due to the impairment writedown of certain Refinery fixed assets on December 31, 1997. Operating income, excluding depreciation, of the Refinery and Products System was $1.4 million for the first quarter of 1998 compared to operating loss, excluding depreciation, of $951,000 for the first quarter of 1997.

     Operating income of the Refinery was $937,000 for the first quarter of 1998 compared to operating loss of approximately $2.2 million for the same period in 1997. Depreciation expense for the Refinery alone was $210,000 for the first quarter of 1998 and $1.0 million for the first quarter of 1997. Operating income, excluding depreciation, of the Refinery was approximately $1.1 million for the first quarter of 1998 compared to operating loss, excluding depreciation, of $1.2 million for the first quarter of 1997.

     Refinery gross margin per barrel was $1.88 for the first quarter of 1998 versus $1.08 for the same period in 1997. The increase in the gross margin primarily reflects the decline in the Premium for crude oil, and the lower residuum sales for the first quarter of 1998. In the first quarter of 1997, the Partnership sold off excess residuum causing the gross margin to decrease for such period since residuum is sold at a negative margin. Refinery throughput averaged 28,090 BPD for the first quarter of 1998 versus 30,746 BPD for the same period in 1997. Operating expenses per barrel, excluding depreciation, were $0.98 for the first quarter of 1998 compared to $1.13 for the first quarter of 1997.

     Operating income for the Products System was $69,000 for the first quarter of 1998 compared to $55,000 for the first quarter of 1997. Depreciation expense for the Products System was $158,000 for the first quarter of 1998 compared to $218,000 for the first quarter of 1997. Operating income, excluding depreciation, for the Products System decreased to $228,000 for the first quarter of 1998 from $273,000 for the same period in 1997. Total transportation volumes were 7,335 BPD for the first quarter of 1998 compared to 12,484 BPD for the same period in 1997. The decline was primarily due to the idling of the pipeline between the Refinery and the Aledo terminal in February 1998.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $278,000 for the first quarter of 1998 compared to $1.2 million for the same period in 1997 due to a decline in crude gathering margins. The Premium for crude oil sold to the Refinery was lower in the first quarter of 1998 than the first quarter of 1997; however, the amount paid above posting for such crude oil to third parties did not decrease accordingly. Depreciation expense for the Crude Gathering System was $482,000 for the first quarter of 1998 compared to $481,000 for the first quarter of 1997. Operating income, excluding depreciation, for the Crude Gathering System was $760,000 for the first quarter of 1998 and $1.6 million for the first quarter of 1997. The net margin was $0.06 per barrel for the first quarter of 1998 versus $0.27 per barrel for the same period in 1997. The volume of crude oil gathered by the Crude Gathering System increased to 52,177 BPD for the first quarter of 1998 from 48,590 BPD for the first quarter of 1997.

Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory matters, industry trends and price of crude oil, inventory prices, and with respect to certain products, seasonality and weather. The Managing General Partner expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed is not intended to represent their relative significance.

     ENVIRONMENTAL COMPLIANCE -- Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $1.5 million in 1998 and 1999 on several projects to maintain compliance with various other environmental requirements including approximately $1.2 million related to mothballing the Refinery.

     Effective January 1, 1995, the Clean Air Act Amendment of 1990 required that certain areas of the country use reformulated gasoline ("RFG"). The Abilene and San Angelo market areas do not require RFG. Collin, Dallas, Denton, and Tarrant Counties, which comprise the Dallas-Fort Worth ("DFW") metroplex area, do require RFG; however, the Partnership's Aledo terminal lies outside this area and is allowed to supply conventional gasoline that is not destined for sale in these four counties. In addition to the requirement for RFG in certain areas, new but less restrictive regulations took effect that impose new quality standards for conventional gasoline in the rest of the country. Management does not anticipate that these have had or will have a material adverse effect on the Partnership's operations.

     OTHER REGULATORY REQUIREMENTS -- The Partnership is also subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Air Control Board, Texas Railroad Commission, and Texas Water Commission.

     INDUSTRY TRENDS AND PRICE OF CRUDE OIL -- Industry trends and the price of crude oil will continue to affect the Partnership's business. While refined products are generally sold at a margin above crude oil prices, fluctuations in the price of crude oil can have a significant short-term effect on refining margins because there is usually a lag in the movement of product prices, both up and down, after a change in crude oil prices. As a result of purchasing product from Equilon, the Partnership will be impacted by fluctuations in the cost of those products versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets. The general level of crude oil prices can also have a significant effect on the margins from the crude gathering business. Margins from the Crude Gathering System generally tend to be influenced by competition and the general price level of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges are slightly less competitive when higher crude oil prices result in increased exploration and development. Conversely, when crude oil prices decrease, margins on the resale of crude oil and transportation charges generally tend to decrease.

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

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains refined products inventory in the amount of approximately 5 to 10 days of sales and crude inventory of approximately 10 to 15 days of sales. The Partnership will pay for the refined products 10 days after receipt from Equilon and crude oil feedstock on the 20th of the month following the month in which it is received. As a result, the Partnership's operating cycle is such that there is a lag on when it receives payment for the refined products versus when it pays for such products. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

     On December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit and revolver facilities (the "Revolver") on December 31, 1997 and may provide $21.0 million of term financing at a future date (the "Proposed Term Loan"), in each case for a 5-year term.

     In commitment letters, Varde and BankBoston have each agreed to amend their respective credit agreements. The credit agreement with Varde is being amended to provide $2.0 million of additional working capital through deferral of principal amortization and an additional loan. In addition, both credit agreements are being amended to ease certain financial covenants through December 31, 1998.

     The Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The amount available under the borrowing base net of outstanding letters of credit and advances under the Revolver was $1.7 million as of March 31, 1998.

     Though no advances had been drawn under the letter of credit facility at March 31, 1998, the Partnership did have approximately $39.2 million in outstanding letters of credit. The Partnership had drawn $2.8 million for direct cash borrowings as of March 31, 1998. The fee on outstanding letters of credit was 2.75% per annum as of March 31, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the Revolver at March 31, 1998 bore interest at either LIBOR plus 3.25% or prime plus 2%. LIBOR and the prime rate were 5.68% and 8.5%, respectively, at March 31, 1998. The credit agreement evidencing the Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement.

     If and when funded, the Proposed Term Loan would be expected to be used to refinance a $20.0 million bridge loan held by Varde and to provide an additional $1.0 million for general working capital purposes.

     As a result of Varde's assumption of the outstanding bank debt and additional loans to the Partnership, Varde now holds a term loan of $20.1 million ("A Term Loan"), a term loan of $9.6 million ("B Term Loan"), a term loan of $4.8 million ("C Term Loan") and an unsecured note of $2.6 million ("Subordinate Note A") as of March 31, 1998. The A Term Loan bears interest rates of 11% in the first two years, 13% in the third year, 15% in the fourth and 17% in the fifth year. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except for $3.0 million of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not repaid with borrowings under the Proposed Term Loan or otherwise, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except for $3.0 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 406,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually. To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are due December 31, 2002 if the A Term Loan has not been refinanced, otherwise 180 days after the maturity of the Proposed Term Loan, but no later than June 30, 2003 if the A Term Loan has been refinanced. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Such principal payments have been deferred for 1998. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives proceeds related to the DFSC Claim and certain other transactions (See "Legal Proceedings").

     Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units (See "-Cash Distributions and Paid In Kind Distributions" for information on the preferred units).

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

     On December 31, 1997, certain members of management agreed to invest an aggregate of $2.0 million in the form of a note payable to Varde and will receive a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde will be secured by management's interest in such securities. Any cash yield on management's share of such securities will be paid to Varde as interest, net of applicable federal income tax.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.7 million at March 31, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $159,000 as current at March 31, 1998.

     The Partnership converted certain non-interest bearing accounts payable to the U. S. Government Defense Fuel Supply Center related to pricing adjustments which had been accrued since 1993 to a $2.4 million installment loan, payable in monthly installments of $84,000, with a balance of $172,000 at March 31, 1998. The loan bears interest based on the rate set semi-annually by the Secretary of the Treasury. This rate was 6.25% as of March 31, 1998. The Partnership has classified the entire balance as current.

     The documentation under which Varde acquired the outstanding bank debt contemplated two possible future transactions. First, if and when the Proposed Term Loan is funded, such proceeds will be used to retire Varde's A Term Loan for $20.0 million and an additional $1.0 million in borrowings will be made available for working capital purposes.

     Second, Varde has proposed an additional restructuring of its investment ("Restructuring") that could further reduce the Partnership's bank debt in connection with the authorization and issuance of new preferred equity, which would in turn be convertible into Common Units, if approved by the unitholders pursuant to a consent solicitation on or before October 1, 1999 (the "Restructuring Consent Solicitation"). Subject to unitholder authorization of additional preferred equity in connection with the Restructuring Consent Solicitation, Varde has agreed to exchange a total of $33.8 million of debt and preferred equity securities composed of $9.5 million of B Term Loan, $4.7 million of C Term Loan, $2.5 million of Subordinate Note A, $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units (including any paid in kind distributions on these instruments) for the following series of newly authorized redeemable preferred equity:

      (i) Nonconvertible redeemable preferred equity in the amount of $9.5 million ("New Series A Preferred Units") which includes $500,000 that was Varde's transaction fee for bridging the A Term Loan,

      (ii) Convertible redeemable preferred equity in the amount of $2.5 million ("New Series B Preferred
               Units"), which would be convertible into 10% of the Common Units outstanding,

      (iii) Convertible redeemable preferred equity in the amount of $2.5 million ("New Series C Preferred Units") which would be convertible into an additional 42% of the Common Units outstanding, plus an additional 8% of the Common Units for Varde's account if the A Term Loan continues to be held by Varde, and

     (iv) Nonconvertible nonredeemable preferred equity in the amount of $6.0 million ("New Series D Preferred Units").

As part of the proposed Restructuring, Pride SGP will be asked, subject to unitholder approval, to approve the Partnership recapitalization and convert $2.4 million of claims and the Series E Preferred Units and Series F Preferred Units into a total of 7.5% of the outstanding Common Units.

     If all requisite unitholder consents are received and all proposed transactions are consummated, including the restructuring of certain claims of Pride SGP and the authorization and issuance of additional preferred equity, Varde will convert the $33.8 million of debt and equity securities that it holds of the Partnership into $20.5 million of newly authorized equity securities.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refined product margins and crude oil gathering margins.

     The Partnership has incurred recurring operating losses and has working capital and partners' deficiencies. In addition, the Partnership has not historically complied with certain of the financial and performance covenants included in its credit facilities with lenders and management is not certain whether the Partnership will be able to comply with various financial covenants contained in these credit facilities throughout 1998. Any such covenant violations could enable the lenders to accelerate the Partnership's loans. The ability of the Partnership to operate in future periods may be adversely affected by these conditions.

     The losses and capital expenditures incurred in the first quarter of 1998 were funded by additional borrowing which became available under the Partnership's revolving credit facility.

     Product sales for April 1998 and May 1998 will be below management's budgeted sales due to startup problems experienced by Equilon with its new products pipeline. As a result, delivery and corresponding sales of gasoline, diesel and jet fuel will be substantially below expectations. As a result of the reduced volumes, the Partnership has been unable to deliver contractual volumes, particularly to the government. The failure by the Partnership to deliver such contractual volumes to the government could result in a termination of the contract and the Partnership being liable for any additional costs associated with such termination. The Partnership has been informed by Equilon it has recently assigned a team of experts to resolve these problems. However, there can be no assurance as to when these problems will be resolved. If these problems are not resolved satisfactorily and in a timely manner, the Partnership's financial condition would be materially and adversely affected.

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

Capital Expenditures

     The Partnership incurred capital expenditures of $839,000 for the first quarter of 1998 compared to $369,000 for the first quarter of 1997. Capital expenditures increased in the first quarter of 1998 primarily as a result of $510,000 in expenditures to reactivate a crude oil pipeline between Comyn and Ranger, Texas.

Cash Distributions and Paid in Kind Distributions

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities including $9.4 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.0 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $2.8 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which initially mature December 31, 2002. On funding of the Proposed Term Loan, the maturity date of the preferred equity securities would be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003. The Series B Preferred Units and Series C Preferred Units are convertible into 1,491,000 and 800,000 Common Units, respectively, at March 31, 1998. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership had paid in kind distributions of $115,000 on February 5, 1998 and accrued distributions of $227,000 at March 31, 1998 on these preferred equity securities.

     On December 31, 1997, Pride SGP agreed to convert (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units at March 31, 1998 and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units initially mature December 31, 2002. On funding of the Proposed Term Loan, the maturity will be extended 180 days past the maturity of the Proposed Term Loan but no later than June 30, 2003. The Series E Preferred Units and Series F Preferred Units will be subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions or paid in kind distributions on the Series E Preferred Units or Series F Preferred Units if the distributions with respect to the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units are paid in kind. Accordingly, at March 31, 1998, the Partnership accrued distributions of $50,000 but had not paid such distributions in cash or in kind.

     At March 31, 1998, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

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

     The Partnership is contractually committed to supply Diamond Shamrock with vacuum gas oil through December 31, 1998. The Partnership has proposed supplying Diamond Shamrock with vacuum gas oil that it would purchase from Equilon and ship to Diamond Shamrock through the end of the contract. If this proposal is acceptable to Diamond Shamrock and the Partnership can make the appropriate arrangements to ship the vacuum gas oil to Diamond Shamrock, the change to the contract is not expected to have a material effect on the Partnership. If that proposal, or other alternative proposals, are not acceptable, or the Partnership cannot make the appropriate arrangements, there could be a potentially material adverse effect on the Partnership.

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

27        Financial Data Schedule for the First Quarter of 1998.


     b.  Reports on Form 8-K:

              None
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   May 15, 1998          /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   May 15, 1998          /s/ George Percival
                              Principal Financial Officer

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

27        Financial Data Schedule for the First Quarter of 1998.