Form 10-Q
period 1998-06-30
PRIDE COMPANIES LP
filed 1998-08-17
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998
                 Commission file number 1-10473

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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                        Outstanding at August 1, 1998
------------                    -----------------------------
Common Units                            4,950,000
                              INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets -
          June 30, 1998 (unaudited) and December 31, 1997

          Statements of Operations (unaudited) -
          for the three months ended June 30, 1998 and for the three months ended June 30, 1997

          Statements of Operations (unaudited) -
          for the six months ended June 30, 1998 and for the six months ended June 30, 1997

          Statements of Cash Flows (unaudited) -
          for the six months ended June 30, 1998 and for the six months ended June 30, 1997

          Notes to Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults in Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                         June 30,
                                           1998        December 31,
                                        (unaudited)        1997
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       934    $     5,008
  Accounts receivable, less allowance
     for doubtful accounts                   11,509         14,543
  Inventories                                 9,984         13,036
  Prepaid expenses                            1,757          2,096
                                        -----------    -----------
     Total current assets                    24,184         34,683

Property, plant and equipment                68,361         67,253
Accumulated depreciation                     21,214         19,665
                                        -----------    -----------
  Property, plant and equipment - net        47,147         47,588

Assets no longer used in the business         7,401          7,353
Deferred financing cost                       4,637          5,254
Other assets                                    398            403
                                        -----------    -----------
                                        $    83,767    $    95,281
                                        ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    19,629    $    26,670
  Accrued payroll and related benefits        1,257          1,870
  Accrued taxes                               2,765          3,323
  Other accrued liabilities                   1,680          2,811
  Current portion of long-term debt           2,765          2,084
                                        -----------    -----------
     Total current liabilities               28,096         36,758

Long-term debt, excluding current portion    41,987         41,087
Deferred income taxes                         2,345          2,405
Other long-term liabilities                  11,325         10,935
Redeemable preferred equity                  20,063         19,529
Partners' capital:
  Common units (5,275,000 units
     authorized, 4,950,000 units
     outstanding)                           (19,180)       (14,656)
  General partners' interest                   (869)          (777)
                                        -----------    -----------
                                        $    83,767    $    95,281
                                        ===========    ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Three Months Ended June 30,
                                            1998           1997
                                      --------------   -----------
Revenues                                $    102,986   $   127,624

Cost of sales and operating expenses,
  before depreciation                        101,104       122,891
Marketing, general and administrative
  expenses, before depreciation                2,088         2,460
Depreciation                                     863         1,716
                                        ------------   -----------
Operating income (loss)                       (1,069)          557

Other income (expense):
  Interest income                                 16             7
  Interest expense (including interest
     paid in kind of $332 and $0,
     respectively)                            (1,271)       (1,351)
  Credit and loan fees (including
     amortization of $331 and $0,
     respectively, and credit and
     loan fees paid in kind of
     $150 and $0, respectively)                 (912)         (299)
  Other - net                                     27           477
                                        ------------   -----------
Loss before income taxes                      (3,209)         (609)
Income tax expense (benefit)                       8            (7)
                                        ------------   -----------
Net loss                                $     (3,217)  $      (602)
                                        ============   ===========

Basic and diluted net loss
  per Common Unit                       $       (.72)  $      (.12)
                                        ============   ===========
Numerator:
  Net loss                              $     (3,217)  $      (602)
  Preferred dividends accrued
    and paid in kind                            (438)           -
                                        ------------   -----------
     Subtotal                                 (3,655)         (602)
  2% general partner interest                    (73)          (12)
                                        ------------   -----------
     Numerator for basic and diluted
       net loss per Common Unit         $     (3,582)  $      (590)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    net loss per Common Unit                   4,950         4,950
                                        ============   ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                        Six Months Ended June 30,
                                            1998           1997
                                        ------------   -----------
Revenues                                $    209,205   $   270,079

Cost of sales and operating expenses,
  before depreciation                        203,003       262,262
Marketing, general and administrative
  expenses, before depreciation                4,274         4,851
Depreciation                                   1,713         3,434
                                        ------------   -----------
Operating income (loss)                          215          (468)

Other income (expense):
  Interest income                                 57            16
  Interest expense (including interest
     paid in kind of $644 and $0,
     respectively)                            (2,496)       (2,685)
  Credit and loan fees (including
     amortization of $660 and $0,
     respectively, and credit and
     loan fees paid in kind of
     $150 and $0, respectively)               (1,584)         (888)
  Other - net                                     60           456
                                        ------------   -----------
Loss before income taxes                      (3,748)       (3,569)
Income tax expense (benefit)                       2           (54)
                                        ------------   -----------
Net loss                                $     (3,750)  $    (3,515)
                                        ============   ===========

Basic and diluted net loss
  per Common Unit                       $       (.91)  $      (.70)
                                        ============   ===========
Numerator:
  Net loss                              $     (3,750)  $    (3,515)
  Preferred dividends accrued
    and paid in kind                            (866)           -
                                        ------------   -----------
     Subtotal                                 (4,616)       (3,515)
  2% general partner interest                    (92)          (70)
                                        ------------   -----------
     Numerator for basic and diluted
       net loss per Common Unit         $     (4,524)  $    (3,445)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    net loss per Common Unit                   4,950         4,950
                                        ============   ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                        Six Months Ended June 30,
                                            1998           1997
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $     (3,750)  $    (3,515)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         1,712         3,434
          Amortization of loan costs             660            -
          (Gain) loss on sale of
            property, plant and equipment        (37)         (259)
          Deferred tax benefit                   (60)         (110)
          Paid in kind interest and
            credit and loan fees                 794            -
          Retirement of property, plant
            and equipment                         -            122
     Net effect of changes in:
          Accounts receivable                  3,034         5,562
          Inventories                          3,052         1,689
          Prepaid expenses                       339           664
          Accounts payable and other
            long-term liabilities             (6,983)       (7,399)
          Accrued liabilities                 (2,302)         (977)
                                        ------------   -----------
               Total adjustments                 209         2,726
                                        ------------   -----------
Net cash provided by (used in)
operating activities                          (3,541)         (789)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                 (1,356)         (500)
  Proceeds from disposal of property,
    plant and equipment                           90           343
  Other                                          (54)            7
                                        ------------   -----------
Net cash provided by (used in)
investing activities                          (1,320)         (150)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                35,447        75,436
  Payments on debt and credit
    facilities                               (34,660)      (74,691)
                                        ------------   -----------
Net cash provided by (used in)
financing activities                             787           745

Net increase (decrease) in cash and
cash equivalents                              (4,074)         (194)

Cash and cash equivalents at the
beginning of the period                        5,008           472
                                        ------------   -----------
Cash and cash equivalents at the
end of the period                       $        934   $       278
                                        ============   ===========

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates (i) a crude oil gathering business that gathers, transports, resells and redelivers crude oil in the Texas and New Mexico markets (the "Crude Gathering System") and (ii) a products marketing business which includes certain integrated products pipelines and terminal operations in Abilene, Texas; San Angelo, Texas; and Aledo, Texas (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, Inc., a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (formerly, Texaco Trading and Transportation, Inc.) (the "Equilon Agreement") to market through its products pipelines and terminal operations. Prior to mothballing the Refinery, the Partnership's operations were considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System was to purchase and sell crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations to be used as feedstock for the Refinery. As a result of the Equilon Agreement and the mothballing of the Refinery, the Crude Gathering System now markets crude oil primarily to other refineries and the Partnership now operates two separate and distinct industry segments, the Crude Gathering System segment and the Products Marketing Business segment. The Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products Marketing Business has two products pipelines that originate at the Refinery and terminate at the Partnership's marketing terminals. In connection with the mothballing of the Refinery, the products pipeline that extends from the Refinery to the Aledo terminal was idled, since Equilon's pipeline is connected to the Partnership's Aledo terminal.

     Pride Refining, Inc., a Texas corporation, owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership (the "Managing General Partner"). The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and the Special General Partner (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, the Special General Partner owns a 4.9% interest in the Partnership through ownership of common limited partner units (the "Common Units"). Public ownership, represented by the remaining Common Units, is 93.1%.

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

3.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). FAS 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and requires the calculation and dual presentation of basic and diluted earnings per share, replacing the measures of primary and fully-diluted earnings per share as reported under APB 15. FAS 128 is effective for general statements issued for periods ending after December 15, 1997; earlier application is not permitted. Basic net income (loss) per common unit is computed using the weighted average number of common units outstanding. Diluted net income (loss) per common unit is computed by adjusting the primary units outstanding and net income
(loss) for the potential effect of the conversion of the Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series E Preferred Units outstanding during the period and the elimination of the related interest and dividends and the potential effect of the exercise of officers' and employees' unit appreciation rights. When the effect of including the conversion of the convertible preferred equity and the exercise of unit appreciation rights on basic or diluted net income (loss) per unit is antidilutive, as is the case for the periods ended June 30, 1998 and June 30, 1997, they are not included in the calculation of diluted net income (loss) per unit.

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

5.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and         June 30,     December 31,
         consist of:                       1998           1997
                                              (in thousands)
     -----------------------------      -----------    -----------
     Crude oil                          $     5,483    $     8,388
     Refined products and blending
       materials                              4,080          6,473
                                        -----------    -----------
                                              9,563         14,861
     LIFO reserve                               525         (2,837)
     Market valuation                        (1,002)            -
                                        -----------    -----------
     Petroleum inventories                    9,086         12,024
     Spare parts and supplies                   898          1,012
                                        -----------    -----------
                                        $     9,984    $    13,036
                                        ===========    ===========

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

6.   Long-term Debt

     On December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit and revolver facilities (the "Revolver") on December 31, 1997 for a 5-year term.

     Varde and BankBoston each amended their respective credit agreements effective April 15, 1998. The credit agreement with Varde was amended to provide a $2.0 million loan for working capital purposes (the "Varde Revolver") through deferral of principal amortization on the A Term Loan and additional cash advances (see below). In addition, both credit agreements were amended to ease certain financial covenants through December 31, 1998.

     The Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The amount available under the borrowing base net of outstanding letters of credit and advances under the Revolver was $1.4 million as of June 30, 1998.

     Though no advances had been drawn under the letter of credit facility as of June 30, 1998, the Partnership did have approximately $28.3 million in outstanding letters of credit. The Partnership had no advances under the Revolver for direct cash borrowings as of June 30, 1998. The fee on outstanding letters of credit was 2.5% per annum as of June 30, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the Revolver at June 30, 1998 bore interest at either LIBOR plus 3% or prime plus 1.75%. LIBOR and the prime rate were 5.66% and 8.5%, respectively, at June 30, 1998. The credit agreement evidencing the Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement.
BankBoston also charged a $75,000 amendment fee related to the amendment that became effective April 15, 1998.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds a term loan of $20.2 million ("A Term Loan"), a term loan of $9.9 million ("B Term Loan"), a term loan of $4.8 million ("C Term Loan") and an unsecured note of $2.6 million ("Subordinate Note A") as of June 30, 1998. The A Term Loan bears interest rates of 11% in the first two years, 13% in the third year, 15% in the fourth year and 17% in the fifth year. The Partnership has included $1.3 million of the A Term Loan in the current portion of long-term debt as of June 30, 1998. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except for $3.4 million of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not refinanced, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except for $3.4 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 416,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually. To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are due December 31, 2002. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Such principal payments have been deferred for 1998 by agreement of Varde. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A, except in the case the Partnership receives proceeds related to the DFSC Claim and certain other transactions (see Note 9).

     Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units (see Note 7 for information on the preferred units).

     The Partnership or its management has a three-year call on Varde's position for an amount equal to a 40% annual rate of return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DFSC Claim will be used to retire up to $6.0 million of either the A Term Loan if then outstanding, and up to $5.0 million of either the B Term Loan or New Series A Preferred, whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

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

     Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. Under the credit agreement, the Varde Revolver was subject to an administration fee equal to 5.0% of any incremental advance and any principal deferral on the A Term Loan and was limited to $100,000. The fee was payable in the form of an additional Series B Term Loan. Since the Partnership deferred $750,000 in principal amortization on the A Term Loan and drew an additional $1,250,000 under the Varde Revolver, the entire $100,000 fee was payable in the second quarter of 1998. Also, the Partnership paid a commitment fee in the amount of $50,000 in the form of an additional Series B Term Loan. Cash advances under the Varde Revolver are due January 1, 1999. Accordingly, the $1,250,000 outstanding at June 30, 1998 has been included in the current portion of long-term debt.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.6 million at June 30, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $164,000 as current at June 30, 1998.

7.   Preferred Equity

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption and subsequent distributions being paid in kind, Varde now holds preferred equity securities including $9.6 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.1 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $2.9 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which mature December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,522,000 and 816,000 Common Units, respectively, at June 30, 1998. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership had paid, in kind, distributions of $534,000 and accrued an additional distribution of $241,000 at June 30, 1998 on these preferred equity securities.

     On December 31, 1997, Pride SGP agreed to convert (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units at June 30, 1998 and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units mature December 31, 2002. The Series E Preferred Units and Series F Preferred Units will be subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions or paid in kind distributions on the Series E Preferred Units or Series F Preferred Units if the distributions with respect to the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units are paid in kind. Accordingly, at June 30, 1998, the Partnership accrued distributions of $91,000 but had not paid such distributions in cash or in kind.

8.   Common Units

     At June 30, 1998, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

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

10.  Securities Exchange

     The Partnership has been notified by the New York Stock
Exchange that the Partnership will be delisted from trading on the New York Stock Exchange effective August 17, 1998. The
Partnership, however, is in the process of applying for listing on the NASDAQ OTC bulletin board.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L.P. is a Delaware limited partnership which owns and operates a products marketing business ("Products Marketing Business") and crude oil gathering business ("Crude Gathering System"). Prior to the mothballing of the refinery on March 22, 1998, the Partnership also operated a refining business ("Refinery") and products pipeline business ("Products System").

     The following is a discussion of the results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import.
Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial conditions are: (i) the margins between the prices of the Partnership's refined petroleum products and the cost of such products and the availability of such products, (ii) the volume throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership, (v) fluctuations in crude oil and refined product prices and their impact on working capital and the borrowing base under the Partnership's credit agreements, and (vi) the receipt of certain consents and approvals to modify the Partnership's capital structure.

General

     As a result of mothballing the Refinery at the end of the first quarter of 1998 and redirecting its business to focus on crude and product marketing and distribution, the Partnership's operating results now depend principally on (i) the margins between the cost at which petroleum products are purchased from Equilon, Inc. ("Equilon" is a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc.) and the revenue realized by the Partnership on the sale of such products, (ii) the volume throughput from the products terminals, and (iii) the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Due to the change in its core business, a comparison of the Products Marketing Business to the Refinery and Products System would not be meaningful and, therefore, will not be included with this Form 10-Q.

     Prior to mothballing the Refinery and entering into the Equilon agreement ("Equilon Agreement"), the Partnership's operating results depended principally on (i) the rate of utilization of the Refinery, (ii) the margins between the prices of its refined petroleum products and the cost of crude oil, (iii) the volume throughput on the Products System, and (iv) the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System.

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

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, excluding depreciation, in addition to operating income which is after depreciation. Operating income, excluding depreciation, measures the Partnership's ability to generate and sustain working capital and cash flows from operations. However, such measure is before debt service, so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance were barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expense per barrel, excluding depreciation.

Second Quarter 1998 Compared to Second Quarter 1997

     GENERAL -- Net loss for the second quarter of 1998 was $3.2 million compared to net loss of $602,000 for the second quarter of 1997. The decline was a result of (i) weaker results for the Products Marketing Business as compared to the Refinery and Products System (see below), (ii) a reserve of $1.0 million for the market valuation of inventory in the second quarter of 1998, (iii) higher credit and loan fees of $613,000 and (iv) a decrease in "Other - net" of $450,000 in the second quarter of 1998 compared to the second quarter of 1997. Credit and loan fees increased principally as a result of the amortization of the deferred loan costs. "Other - net" for the second quarter of 1997 included income related to the sale of the Refinery's product trucks.

     Operating loss was $1.1 million for the second quarter of 1998 compared to operating income of $557,000 for the second quarter of 1997. As previously mentioned, the decrease in operating income was due to the weaker results for the Products Marketing Business as compared to the Refinery and Products System and a reserve of $1.0 million for the market valuation of inventory in the second quarter of 1998. Operating loss, before depreciation, for the second quarter of 1998 was $206,000 compared to operating income, before depreciation, of $2.3 million for the second quarter of 1997.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), before depreciation (in thousands), for the second quarter of 1998 and 1997.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                   Before
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
Second Quarter 1998

Products Marketing Business    $  (344)     $   346      $      2

Crude Gathering System            (725)         517          (208)
                               -------      -------      --------
Total                          $(1,069)     $   863      $   (206)
                               =======      =======      ========

Second Quarter 1997

Refinery and Products System   $   463      $ 1,237      $  1,700

Crude Gathering System              94          479           573
                               -------      -------      --------
Total                          $   557      $ 1,716      $  2,273
                               =======      =======      ========

     PRODUCTS MARKETING BUSINESS -- Operating loss for the Products Marketing Business was $344,000 for the second quarter of 1998. Depreciation expense for the Products Marketing Business was $346,000 for the second quarter of 1998. Operating income, before depreciation, for the Products Marketing Business was $2,000 for the second quarter of 1998. The weak results were due to product outages and higher operating expense during the transition from the Refinery and Products System to the Products Marketing Business during the second quarter of 1998. See "-Financial Condition - Financial Resources and Liquidity." During the second quarter of 1998, the Partnership marketed 12,824 barrels per day ("BPD") of refined products. The net margin per barrel for this period was negative $0.29.

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $463,000 for the second quarter of 1997. Depreciation expense for the Refinery and Products System was $1.2 million for the second quarter of 1997. Operating income, before depreciation, for the Refinery and Products System was $1.7 million for the second quarter of 1997.

     Operating income of the Refinery was $163,000 for the second quarter of 1997. Depreciation expense for the Refinery was $1.0 million for the second quarter of 1997. Operating income, before depreciation, for the Refinery was $1.2 million for the second quarter of 1997.

     Refinery gross margin per barrel was $1.85 for the second quarter of 1997. Refinery throughput averaged 32,054 BPD for the second quarter of 1997. Operating expenses per barrel, before depreciation, were $0.98 for the second quarter of 1997.

     Operating income for the Products System was $300,000 for the second quarter of 1997. Depreciation expense for the Products System was $217,000 for the second quarter of 1997. Operating income, before depreciation, for the Products System was $517,000 for the second quarter of 1997. Total transportation volumes were 13,094 BPD for the second quarter of 1997.

     CRUDE GATHERING SYSTEM -- Operating loss for the Crude Gathering System was $725,000 for the second quarter of 1998 compared to operating income of $94,000 for the same period in 1997 due to a reserve of $1.0 million for the market valuation of inventory in the second quarter of 1998. Depreciation expense for the Crude Gathering System increased to $517,000 for the second quarter of 1998 from $479,000 for the second quarter of 1997. Operating loss, before depreciation, for the Crude Gathering System was $208,000 for the second quarter of 1998 compared to operating income, before depreciation, of $573,000 for the second quarter of 1997. The net margin was negative $0.17 per barrel for the second quarter of 1998 versus positive $0.02 per barrel for the same period in 1997. The volume of crude oil gathered by the Crude Gathering System decreased to 46,605 BPD for the second quarter of 1998 from 49,729 BPD for the second quarter of 1997.

First Six Months 1998 Compared to First Six Months 1997

     GENERAL -- Net loss for the first six months of 1998 was $3.8 million compared to $3.5 million for the first six months of 1997. The increase was primarily due to a reserve of $1.0 million for the market valuation of inventory for the first six months of 1998 and an increase in credit and loan fees of $696,000 during the first six months of 1998. Credit and loan fees increased due to the amortization of restructuring cost during the first six months of 1998. This was partially offset by lower depreciation during the first six months of 1998 due to devaluing certain assets on December 31, 1997.

     Operating income was $215,000 for the first six months of 1998 compared to operating loss of $468,000 for the first six months of 1997. Operating income improved primarily as a result of lower depreciation expense during the first six months of 1998 due to the devaluation of certain assets at December 31, 1997. Operating income, before depreciation, decreased for the first six months of 1998 to $1.9 million from $3.0 million for the first six months of 1997.

     The table below details the operating income (loss);
depreciation; and the operating income (loss), before depreciation by division (in thousands) for the first six months of 1998 and 1997.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                   Before
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
First Six Months 1998

Products Marketing
Business (1)                   $   662      $   714      $  1,376

Crude Gathering System            (447)         999           552
                               -------      -------      --------
Total                          $   215      $ 1,713      $  1,928
                               =======      =======      ========

First Six Months 1997

Refinery and Products System   $(1,725)     $ 2,474      $    749

Crude Gathering System           1,257          960         2,217
                               -------      -------      --------
Total                          $  (468)     $ 3,434      $  2,966
                               =======      =======      ========

(1)  The Partnership began operating the Products Marketing
     Business in the second quarter of 1998. Prior to this the Partnership operated the Refinery and Products System.


     PRODUCTS MARKETING BUSINESS -- Operating income of the Products Marketing Business was $662,000 for the first six months of 1998 which includes operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense for the Products Marketing Business was approximately $714,000 for the first six months of 1998 which includes depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income, before depreciation, of the Products Marketing Business was $1.4 million for the first six months of 1998 which includes operating income, before depreciation, of $1.4 million from the Refinery and Products System for the first three months of 1998.

     REFINERY AND PRODUCTS SYSTEM -- Operating loss of the Refinery and Products System was $1.7 million for the first six months of 1997. Depreciation expense of the Refinery and Products System was approximately $2.5 million for the first six months of 1997. Operating income, before depreciation, of the Refinery and Products System was $749,000 for the first six months of 1997.

     Operating loss of the Refinery was $2.1 million for the first six months of 1997. Depreciation expense for the Refinery was $2.0 million for the first six months of 1997. Operating loss, before depreciation, of the Refinery was $41,000 for the first six months of 1997.

     Refinery gross margin per barrel was $1.47 for the first six months of 1997. Refinery throughput averaged 31,654 BPD for the first six months of 1997. Operating expenses per barrel, before depreciation, were $1.05 for the first six months of 1997.

     Operating income for the Products System was $355,000 for the first six months of 1997. Depreciation expense for the Products System was $435,000 for the first six months of 1997. Operating income, before depreciation, for the Products System was $790,000 for the first six months of 1997. Total transportation volumes were 12,791 for the first six months of 1997.

     CRUDE GATHERING SYSTEM -- Operating loss for the Crude Gathering System was $447,000 for the first six months of 1998 compared to operating income of $1.3 million for the same period in 1997 due to lower margins for the first six months of 1998 and a reserve of $1.0 million for the market valuation of inventory for the first six months of 1998. Depreciation expense for the Crude Gathering System was $999,000 for the first six months of 1998 and $960,000 for the first six months of 1997. Operating income, before depreciation, for the Crude Gathering System was $552,000 for the first six months of 1998 and $2.2 million for the first six months of 1997. The net margin was negative $0.05 per barrel for the first six months of 1998 compared to positive $0.14 per barrel for the first six months of 1997. The volume of crude oil gathered by the Crude Gathering System was 49,376 BPD for the first six months of 1998 compared to 49,162 BPD for the first six months of 1997.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in diesel fuel are expected to be increasingly important as a means of improving air quality in urban areas. The Partnership plans to spend approximately $1.0 million in 1998 and 1999 on several projects to maintain compliance with various environmental requirements including approximately $600,000 related to mothballing the Refinery.

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

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains refined products inventory in the amount of approximately 5 to 10 days of sales and crude inventory of approximately 10 to 15 days of sales. Equilon has agreed to maintain the refined products inventory previously held by the Partnership from August 1, 1998 through December 31, 1998. The Partnership pays for refined products 10 days after receipt from Equilon and crude oil on the 20th of the month following the month in which it is received. As a result, the Partnership's operating cycle is such that there is a lag on when it receives payment for the refined products versus when it pays for such products. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

     On December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit and revolver facilities (the "Revolver") on December 31, 1997 for a 5-year term.

     Varde and BankBoston each amended their respective credit agreements effective April 15, 1998. The credit agreement with Varde was amended to provide a $2.0 million loan for working capital purposes (the "Varde Revolver") through deferral of principal amortization on the A Term Loan and additional cash advances (see below). In addition, both credit agreements were amended to ease certain financial covenants through December 31, 1998.

     The Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The amount available under the borrowing base net of outstanding letters of credit and advances under the Revolver was $1.4 million as of June 30, 1998.

     Though no advances had been drawn under the letter of credit facility at June 30, 1998, the Partnership did have approximately $28.3 million in outstanding letters of credit. The Partnership had no advances under the Revolver for direct cash borrowings as of June 30, 1998. The fee on outstanding letters of credit was 2.5% per annum as of June 30, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the Revolver at June 30, 1998 bore interest at either LIBOR plus 3% or prime plus 1.75%. LIBOR and the prime rate were 5.66% and 8.5%, respectively, at June 30, 1998. The credit agreement evidencing the Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston also charged a $75,000 amendment fee related to the amendment that became effective April 15, 1998.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds a term loan of $20.2 million ("A Term Loan"), a term loan of $9.9 million ("B Term Loan"), a term loan of $4.8 million ("C Term Loan") and an unsecured note of $2.6 million ("Subordinate Note A") as of June 30, 1998. The A Term Loan bears interest rates of 11% in the first two years, 13% in the third year, 15% in the fourth and 17% in the fifth year.
The Partnership has included $1.3 million of the A Term Loan in the current portion of long-term debt as of June 30, 1998. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except for $3.4 million of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not refinanced, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except for $3.4 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 416,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually. To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are due December 31, 2002. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Such principal payments have been deferred for 1998 by agreement of Varde. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives proceeds related to the DFSC Claim and certain other transactions (See "Legal Proceedings").

     Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units (See "-Cash Distributions and Paid In Kind Distributions" for information on the preferred units).

     The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual rate of return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde will have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DFSC Claim will be used to retire up to $6.0 million of either the A Term Loan if then outstanding, and up to $5.0 million of either the B Term Loan or New Series A Preferred, whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

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

     Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. Under the credit agreement, the Varde Revolver was subject to an administration fee equal to 5.0% of any incremental advance and any principal deferral on the A Term Loan and was limited to $100,000. The fee was payable in the form of an additional Series B Term Loan. Since the Partnership deferred $750,000 in principal amortization on the A Term Loan and drew an additional $1,250,000 under the Varde Revolver, the entire $100,000 fee was payable in the second quarter of 1998. Also, the Partnership paid a commitment fee in the amount of $50,000 in the form of an additional Series B Term Loan. Cash advances under the Varde Revolver are due January 1, 1999. Accordingly, the $1,250,000 outstanding at June 30, 1998 has been included in the current portion of long-term debt.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.6 million at June 30, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $164,000 as current at June 30, 1998.

     Varde has proposed an additional restructuring of its investment ("Restructuring") that could further reduce the Partnership's bank debt in connection with the authorization and issuance of new preferred equity, which would in turn be convertible into Common Units, if approved by the unitholders pursuant to a consent solicitation on or before October 1, 1999 (the "Restructuring Consent Solicitation"). Subject to unitholder authorization of additional preferred equity in connection with the Restructuring Consent Solicitation, Varde has agreed to exchange a total of $34.9 million of debt and preferred equity securities as of June 30, 1998 composed of $9.9 million of B Term Loan, $4.8 million of C Term Loan, $2.6 million of Subordinate Note A, $9.6 million of Series B Preferred Units, $5.1 million of Series C Preferred Units and $2.9 million of Series D Preferred Units (including any additional paid in kind distributions on these instruments after June 30, 1998) for the following series of newly authorized preferred equity:

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

     If all requisite unitholder consents are received and all proposed transactions are consummated, including the restructuring of certain claims of Pride SGP and the authorization and issuance of additional preferred equity, Varde will convert the $34.9 million of debt and equity securities that it holds of the Partnership into $20.5 million of newly authorized equity securities.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refined product margins and crude oil gathering margins.

     Recent declines in crude oil and refined product prices have had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital. Further declines could have a material adverse effect on the Partnership.

     The Partnership has incurred recurring operating losses and has working capital and partners' deficiencies. In addition, the Partnership has not historically complied with certain of the financial and performance covenants included in its credit facilities with lenders and management is not certain whether the Partnership will be able to comply with various financial covenants contained in these credit facilities throughout 1998. Currently, the Partnership is not in compliance with certain financial covenants contained in the credit agreement. These covenant violations or any other covenant violation could enable the lenders to accelerate the Partnership's loans. The ability of the Partnership to operate in future periods may be adversely affected by these conditions.

     The losses and capital expenditures incurred in the second quarter of 1998 were funded by additional borrowing which became available under the Partnership's Varde Revolver.

     Product sales for April 1998 through June 1998 were below management's budgeted sales due to startup problems experienced by Equilon with its new products pipeline. As a result, delivery and corresponding sales of gasoline, diesel and jet fuel were substantially below expectations. Throughout the second quarter of 1998, the Partnership was unable to deliver contractual volumes, particularly to the government. The failure by the Partnership to deliver such contractual volumes to the government could result in a termination of the contract and the Partnership being liable for any additional costs associated with the government procuring such product from an alternative source. The Partnership is currently delivering to the government contractual volumes and gasoline and diesel sales have also increased from the second quarter of 1998. Equilon recently performed an extensive pipeline cleaning operation and the situation has significantly improved. However, there can be no assurance that further problems will not be encountered. As a result of the problems associated with the startup of the pipeline, Equilon has agreed to certain contract concessions.

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

     The Partnership has been notified by the New York Stock
Exchange that the Partnership will be delisted from trading on the New York Stock Exchange effective August 17, 1998. The
Partnership, however, is in the process of applying for listing on the NASDAQ OTC bulletin board.

Capital Expenditures

     The Partnership incurred capital expenditures of $517,000 for the second quarter of 1998 which includes $200,000 related to the reactivation of a crude pipeline and $83,000 related to the conversion of its computer system.

Cash Distributions and Paid in Kind Distributions

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption and subsequent distributions being paid in kind, Varde now holds preferred equity securities including $9.6 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.1 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $2.9 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which mature December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,522,000 and 816,000 Common Units, respectively, at June 30, 1998. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership had paid, in kind, distributions of $534,000 and accrued an additional distribution of $241,000 at June 30, 1998 on these preferred equity securities.

     On December 31, 1997, Pride SGP agreed to convert (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units at June 30, 1998 and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units mature December 31, 2002. The Series E Preferred Units and Series F Preferred Units will be subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions or paid in kind distributions on the Series E Preferred Units or Series F Preferred Units if the distributions with respect to the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units are paid in kind. Accordingly, at June 30, 1998, the Partnership accrued distributions of $91,000 but had not paid such distributions in cash or in kind.

     At June 30, 1998, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership.
The general partners are entitled to 2% of all distributions.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities for letters of credit, and the termination of the credit agreement.
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Partnership has filed a substantial claim against the Defense Fuel Supply Center relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors. The ultimate outcome of this matter cannot presently be determined.

     The Partnership was contractually committed to supply Diamond Shamrock with vacuum gas oil through December 31, 1998. The commitment was cancelled by mutual agreement and in conjunction with such cancellation, the Partnership executed a two-year contract with Diamond Shamrock to supply them crude oil.

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

27        Financial Data Schedule for the Second Quarter of 1998.

28.1 First Amendment to the Sixth Restated and Amended Credit Agreement dated as of April 15, 1998, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender.

28.2 Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of April 15, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Commercial Paper, Inc. as a Lender and as a Documentation Agent.

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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   August 14, 1998       /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   August 14, 1998       /s/ George Percival
                              Principal Financial Officer

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

27        Financial Data Schedule for the Second Quarter of 1998.

28.1 First Amendment to the Sixth Restated and Amended Credit Agreement dated as of April 15, 1998, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender.

28.2 Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of April 15, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Commercial Paper, Inc. as a Lender and as a Documentation Agent.