Form 10-Q
period 1998-09-30
PRIDE COMPANIES LP
filed 1998-11-17
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998
                 Commission file number 1-10473

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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                      Outstanding at November 1, 1998
------------                  -------------------------------
Common Units                            4,950,000
                              INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets -
          September 30, 1998 (unaudited) and December 31, 1997

          Statements of Operations (unaudited) -
          for the three months ended September 30, 1998 and for the three months ended September 30, 1997

          Statements of Operations (unaudited) -
          for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997

          Statements of Cash Flows (unaudited) -
          for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997

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

Item 3.   Defaults in Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                        September 30,
                                           1998        December 31,
                                        (unaudited)        1997
                                        ___________    ____________
ASSETS:
Current assets:
  Cash and cash equivalents             $       830    $     5,008
  Accounts receivable, less allowance
     for doubtful accounts                   13,537         14,543
  Inventories                                 8,427         13,036
  Prepaid expenses                            2,161          2,096
                                        -----------    -----------
     Total current assets                    24,955         34,683

Property, plant and equipment                68,420         67,253
Accumulated depreciation                     22,051         19,665
                                        -----------    -----------
  Property, plant and equipment - net        46,369         47,588

Assets no longer used in the business         7,401          7,353
Deferred financing cost                       4,312          5,254
Other assets                                    365            403
                                        -----------    -----------
                                        $    83,402    $    95,281
                                        ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
  Accounts payable                      $    18,588    $    26,670
  Accrued payroll and related benefits        1,365          1,870
  Accrued taxes                               2,981          3,323
  Other accrued liabilities                   1,698          2,811
  Current portion of long-term debt           4,433          2,084
                                        -----------    -----------
     Total current liabilities               29,065         36,758

Long-term debt, excluding current portion    41,623         41,087
Deferred income taxes                         2,315          2,405
Other long-term liabilities                  11,312         10,935
Redeemable preferred equity                  20,451         19,529
Partners' capital:
  Common units (5,275,000 units
     authorized, 4,950,000 units
     outstanding)                           (20,468)       (14,656)
  General partners' interest                   (896)          (777)
                                        -----------    -----------
                                        $    83,402    $    95,281
                                        ===========    ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                            Three Months Ended
                                               September 30,
                                            1998           1997
                                        ------------   -----------
Revenues                                $     92,167   $   134,734

Cost of sales and operating expenses,
  before depreciation                         88,504       128,116
Marketing, general and administrative
  expenses, before depreciation                1,991         2,297
Depreciation                                     856         1,717
                                        ------------   -----------
Operating income (loss)                          816         2,604

Other income (expense):
  Interest income                                 19            13
  Interest expense (including interest
     paid in kind of $347 and $0,
     respectively)                            (1,289)       (1,370)
  Credit and loan fees (including
     amortization of $331 and $0,
     respectively)                              (541)         (564)
  Other - net                                     79            18
                                        ------------   -----------
Income (loss) before income taxes               (916)          701
Income tax expense (benefit)                     (46)          (70)
                                        ------------   -----------
Net income (loss)                       $       (870)  $       771
                                        ============   ===========

Basic and diluted net income (loss)
  per Common Unit                       $      (0.26)  $     (0.15)
                                        ============   ===========
Numerator:
  Net income (loss)                     $       (870)  $       771
  Preferred dividends accrued
    and paid in kind                            (445)           -
                                        ------------   -----------
     Subtotal                                 (1,315)          771
  2% general partner interest                    (26)           15
                                        ------------   -----------
     Numerator for basic and diluted
       net inc(loss) per Common Unit    $     (1,289)  $       756
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    net income (loss) per Common Unit          4,950         4,950
                                        ============   ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                             Nine Months Ended
                                                September 30,
                                            1998           1997
                                        ------------   -----------
Revenues                                $    301,372   $   404,813

Cost of sales and operating expenses,
  before depreciation                        291,507       390,378
Marketing, general and administrative
  expenses, before depreciation                6,265         7,148
Depreciation                                   2,569         5,151
                                        ------------   -----------
Operating income (loss)                        1,031         2,136

Other income (expense):
  Interest income                                 76            29
  Interest expense (including interest
     paid in kind of $991 and $0,
     respectively)                            (3,785)       (4,055)
  Credit and loan fees (including
     amortization of $992 and $0,
     respectively, and credit and
     loan fees paid in kind of
     $150 and $0, respectively)               (2,125)       (1,452)
  Other - net                                    139           474
                                        ------------   -----------
Income (loss) before income taxes             (4,664)       (2,868)
Income tax expense (benefit)                     (44)         (124)
                                        ------------   -----------
Net income (loss)                       $     (4,620)  $    (2,744)
                                        ============   ===========

Basic and diluted net loss
  per Common Unit                       $      (1.17)  $     (0.54)
                                        ============   ===========
Numerator:
  Net loss                              $     (4,620)  $    (2,744)
  Preferred dividends accrued
    and paid in kind                          (1,311)           -
                                        ------------   -----------
     Subtotal                                 (5,931)       (2,744)
  2% general partner interest                   (119)          (55)
                                        ------------   -----------
     Numerator for basic and diluted
       net loss per Common Unit         $     (5,812)  $    (2,689)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    net loss per Common Unit                   4,950         4,950
                                        ============   ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                             Nine Months Ended
                                               September 30,
                                            1998           1997
                                        ____________   ___________
Cash flows from operating activities:
Net income (loss)                       $     (4,620)  $    (2,744)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Noncash charges (credits) to earnings:
          Depreciation                         2,569         5,151
          Amortization of loan costs             992            -
          (Gain) loss on sale of
            property, plant and equipment       (114)         (156)
          Deferred tax benefit                   (90)         (143)
          Paid in kind interest and
            credit and loan fees               1,141            -
     Net effect of changes in:
          Accounts receivable                  1,006         3,869
          Inventories                          4,609         4,064
          Prepaid expenses                       (65)          (96)
          Accounts payable and other
            long-term liabilities             (8,094)       (3,881)
          Accrued liabilities                 (1,960)         (823)
                                        ------------   -----------
               Total adjustments                  (6)        7,985
                                        ------------   -----------
Net cash provided by (used in)
operating activities                          (4,626)        5,241

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                 (1,433)       (1,138)
  Proceeds from disposal of property,
    plant and equipment                          167           408
  Other                                          (30)            1
                                        ------------   -----------
Net cash provided by (used in)
investing activities                          (1,296)         (729)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                58,930       103,866
  Payments on debt and credit
    facilities                               (57,186)     (108,292)
                                        ------------   -----------
Net cash provided by (used in)
financing activities                           1,744        (4,426)

Net increase (decrease) in cash and
cash equivalents                              (4,178)           86

Cash and cash equivalents at the
beginning of the period                        5,008           472
                                        ------------   -----------
Cash and cash equivalents at the
end of the period                       $        830   $       558
                                        ============   ===========

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates (i) a crude oil gathering business that gathers, transports, resells and redelivers crude oil in the Texas and New Mexico markets (the "Crude Gathering System") and (ii) a products marketing business which includes certain integrated products pipelines and terminal operations in Abilene, Texas; San Angelo, Texas; and Aledo, Texas (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (formerly, Texaco Trading and Transportation, Inc.) (the "Equilon Agreement") to market through its products pipelines and terminal operations. Prior to mothballing the Refinery, the Partnership's operations were considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System was to purchase and sell crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations to be used as feedstock for the Refinery. As a result of the Equilon Agreement and the mothballing of the Refinery, the Crude Gathering System now markets crude oil primarily to other refineries and the Partnership now operates two separate and distinct industry segments, the Crude Gathering System segment and the Products Marketing Business segment. The Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products Marketing Business has two products pipelines that originate at the Refinery and terminate at the Partnership's marketing terminals. In connection with the mothballing of the Refinery, the products pipeline that extends from the Refinery to the Aledo terminal was idled, since Equilon's pipeline is connected to the Partnership's Aledo terminal.

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

3.   Earnings Per Share

     Earnings per share for all periods has been presented in accordance with the recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net income (loss) per common unit is computed using the weighted average number of common units outstanding. Diluted net income (loss) per common unit is computed by adjusting the primary units outstanding and net income
(loss) for the potential effect of the conversion of the Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series E Preferred Units outstanding during the period and the elimination of the related interest and dividends and the potential effect of the exercise of officers' and employees' unit appreciation rights. When the effect of including the conversion of the convertible preferred equity and the exercise of unit appreciation rights on basic or diluted net income (loss) per unit is antidilutive, as is the case for the periods ended September 30, 1998 and September 30, 1997, they are not included in the calculation of diluted net income (loss) per unit.

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

5.   Inventories

     Inventories are valued at the          At             At
     lower of cost or market and      September 30,    December 31,
         consist of:                       1998           1997
                                              (in thousands)
     -----------------------------      -----------    -----------
     Crude oil                          $     6,581    $     8,388
     Refined products and blending
       materials                                567          6,473
                                        -----------    -----------
                                              7,148         14,861
     LIFO reserve                               713         (2,837)
     Market valuation                          (336)            -
                                        -----------    -----------
     Petroleum inventories                    7,525         12,024
     Spare parts and supplies                   902          1,012
                                        -----------    -----------
                                        $     8,427    $    13,036
                                        ===========    ===========

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

     The Partnership has recently amended its agreement with Equilon whereby Equilon has assumed title of substantially all of the product inventory on hand as of the close of business on September 30, 1998. While this agreement is in place, the Partnership will purchase product inventory daily from Equilon. As a result, the Partnership's inventory will be minimal.

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

     Varde and BankBoston each amended their respective credit agreements effective April 15, 1998. The credit agreement with Varde was amended to provide a $2.0 million loan for working capital purposes (the "Varde Revolver") through deferral of principal amortization on the A Term Loan and additional cash advances (see below). In addition, both credit agreements were amended to ease certain financial covenants through December 31, 1998. It is not certain whether the Partnership will be able to comply with these covenants subsequent to December 31, 1998.

     The Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The amount available under the borrowing base net of outstanding letters of credit and advances under the Revolver was $1.1 million as of September 30, 1998.

     Though no advances had been drawn under the letter of credit facility as of September 30, 1998, the Partnership had approximately $39.7 million in outstanding letters of credit. The Partnership had $1.1 million in advances under the Revolver for direct cash borrowings as of September 30, 1998. The entire $1.1 million has been classified in the current portion of long-term debt. The fee on outstanding letters of credit was 2.5% per annum as of September 30, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the Revolver at September 30, 1998 bore interest at either LIBOR plus 3% or prime plus 1.75%. LIBOR and the prime rate were 5.375% and 8.25%, respectively, at September 30, 1998. The credit agreement evidencing the Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston also charged a $75,000 amendment fee related to the amendment that became effective April 15, 1998.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in like additional securities ("Paid in Kind"), Varde now holds a term loan of $20.3 million ("A Term Loan"), a term loan of $10 million ("B Term Loan"), a term loan of $4.9 million ("C Term Loan") and an unsecured note of $2.7 million ("Subordinate Note A") as of September 30, 1998. The A Term Loan bears interest rates of 11% in the first two years, 13% in the third year, 15% in the fourth year and 17% in the fifth year. The Partnership has included $1.9 million of the A Term Loan in the current portion of long-term debt as of September 30, 1998. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except for $3.4 million of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not refinanced, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except for $3.4 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 426,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually.
To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Such principal payments have been deferred for 1998 by agreement of Varde. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A, except in the case the Partnership receives proceeds related to the Defense Energy Support Center ("DESC") Claim and certain other transactions (see Note 9).

     Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units (see
Note 7 for information on the preferred units).

     The Partnership or its management has a three-year call on Varde's position for an amount equal to a 40% annual rate of return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DESC Claim will be used to retire up to $6.0 million of either the A Term Loan if then outstanding, and up to $5.0 million of either the B Term Loan or New Series A Preferred, whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

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

     In addition, the Partnership maintains a revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Varde Revolver is subject to an administration fee of up to $100,000 and calculated as 5.0% of any incremental advance under the Varde Revolver and any deferral of principal on the A Term Loan. The fee is payable in the form of an additional Series B Term Loan. Since the Partnership deferred $750,000 in principal amortization on the A Term Loan and drew an additional $1,250,000 under the Varde Revolver, the entire $100,000 fee was payable in the second quarter of 1998. Also, the Partnership paid a commitment fee in the amount of $50,000 in the form of an additional Series B Term Loan in the second quarter of 1998. Cash advances under the Varde Revolver are due January 1, 1999. Accordingly, the $1.3 million outstanding at September 30, 1998 has been included in the current portion of long-term debt.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.6 million at September 30, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $171,000 as current at September 30, 1998.

7.   Preferred Equity

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption and subsequent distributions being paid in kind, Varde now holds preferred equity securities including $9.8 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.2 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $3.0 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which mature December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,552,000 and 833,000 Common Units, respectively, at September 30, 1998. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership had paid, in kind, distributions of $922,000 and accrued an additional distribution of $243,000 at September 30, 1998 on these preferred equity securities.

     On December 31, 1997, Pride SGP agreed to convert (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units at September 30, 1998 and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units mature December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions or paid in kind distributions on the Series E Preferred Units or Series F Preferred Units if the distributions with respect to the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units are paid in kind. Accordingly, at September 30, 1998, the Partnership accrued distributions of $146,000 but had not paid such distributions in cash or in kind.

8.   Common Units

     At September 30, 1998, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

     Under the terms of the Partnership's credit agreements, the lenders restricted the payment of distributions to unitholders throughout the term of the credit agreements. Future distributions will be dependent on, among other things, payment in full of the debt, expiration of all liabilities related to letters of credit, and the termination of the credit agreements.

9.   Contingencies

     The Partnership has filed a substantial claim against the Defense Energy Support Center ("DESC") relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors. The ultimate outcome of this matter cannot presently be determined.

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

10.  Securities Exchange

     The Partnership was delisted from trading on the New York Stock Exchange effective August 17, 1998. The Partnership is now listed on the NASDAQ OTC bulletin board under the symbol PRDE.

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

General

     As a result of mothballing the Refinery at the end of the first quarter of 1998 and redirecting its business to focus on crude and product marketing and distribution, the Partnership's operating results now depend principally on (i) the margins between the cost at which petroleum products are purchased from Equilon ("Equilon" is a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc.) and the revenue realized by the Partnership on the sale of such products, (ii) the volume throughput from the products terminals, and (iii) the volume throughput on and margins from the transportation and resale of crude oil from its Crude Gathering System. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Due to the change in its core business, a comparison of the Products Marketing Business to the Refinery and Products System would not be meaningful and, therefore, will not be included with this Form 10-Q.

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

Third Quarter 1998 Compared to Third Quarter 1997

     GENERAL -- Net loss for the third quarter of 1998 was $870,000 compared to net income of $771,000 for the third quarter of 1997. The decline was a result of weaker results for the Products Marketing Business for the third quarter of 1998 as compared to the Refinery and Products System (see below) for the third quarter of 1997. This was partially offset by improved results in the Crude Gathering segment.

     Operating income was $816,000 for the third quarter of 1998 compared to $2.6 million for the third quarter of 1997. Operating income, before depreciation, for the third quarter of 1998 was $1.7 million compared to operating income, before depreciation, of $4.3 million for the third quarter of 1997.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), before depreciation (in thousands), for the third quarter of 1998 and 1997.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                   Before
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
Third Quarter 1998

Products Marketing Business    $    38      $   349      $    387

Crude Gathering System             778          507         1,285
                               -------      -------      --------
Total                          $   816      $   856      $  1,672
                               =======      =======      ========

Third Quarter 1997

Refinery and Products System   $ 2,356      $ 1,242      $  3,598

Crude Gathering System             248          475           723
                               -------      -------      --------
Total                          $ 2,604      $ 1,717      $  4,321
                               =======      =======      ========

     PRODUCTS MARKETING BUSINESS -- Operating income for the Products Marketing Business was $38,000 for the third quarter of 1998. Depreciation expense for the Products Marketing Business was $349,000 for the third quarter of 1998. Operating income, before depreciation, for the Products Marketing Business was $387,000 for the third quarter of 1998. See "-Financial Condition - Financial Resources and Liquidity." During the third quarter of 1998, the Partnership marketed 14,248 barrels per day ("BPD") of refined products. The net margin per barrel for this period was positive $0.03.

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $2.4 million for the third quarter of 1997. Depreciation expense for the Refinery and Products System was $1.2 million for the third quarter of 1997. Operating income, before depreciation, for the Refinery and Products System was $3.6 million for the third quarter of 1997.

     Operating income of the Refinery was $2.2 million for the third quarter of 1997. Depreciation expense for the Refinery was $1.0 million for the third quarter of 1997. Operating income, before depreciation, for the Refinery was $3.2 million for the third quarter of 1997.

     Refinery gross margin per barrel was $2.55 for the third quarter of 1997. Refinery throughput averaged 30,111 BPD for the third quarter of 1997. Operating expenses per barrel, before depreciation, were $0.99 for the third quarter of 1997.

     Operating income for the Products System was $159,000 for the third quarter of 1997. Depreciation expense for the Products System was $217,000 for the third quarter of 1997. Operating income, before depreciation, for the Products System was $376,000 for the third quarter of 1997. Total transportation volumes were 11,468 BPD for the third quarter of 1997.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $778,000 for the third quarter of 1998 compared to operating income of $248,000 for the same period in 1997. The third quarter of 1998 includes a favorable reserve reduction of $708,000 for the market valuation of inventory. Depreciation expense for the Crude Gathering System increased to $507,000 for the third quarter of 1998 from $475,000 for the third quarter of 1997. Operating income, before depreciation, for the Crude Gathering System was $1.3 million for the third quarter of 1998 compared to operating income, before depreciation, of $723,000 for the third quarter of 1997. The net margin was positive $0.21 per barrel for the third quarter of 1998 versus positive $0.05 per barrel for the same period in 1997. The volume of crude oil gathered by the Crude Gathering System decreased to 39,906 BPD for the third quarter of 1998 from 53,457 BPD for the third quarter of 1997 primarily as a result of lower overall crude oil production caused by a 34% decline in the average posted price and the cancellation of certain marginal contracts.

First Nine Months 1998 Compared to First Nine Months 1997

     GENERAL -- Net loss for the first nine months of 1998 was $4.6 million compared to $2.7 million for the first nine months of 1997. Net loss increased primarily as a result of weaker results for the Crude Gathering System and an increase in credit and loan fees of $673,000 during the first nine months of 1998. Credit and loan fees increased due to the amortization of restructuring cost during the first nine months of 1998.

     Operating income was $1.0 million for the first nine months of 1998 compared to $2.1 million for the first nine months of 1997. Operating income decreased as a result of weaker results for the Crude Gathering System. Operating income, before depreciation, decreased for the first nine months of 1998 to $3.6 million from $7.3 million for the first nine months of 1997. Operating income, before depreciation, decreased due to weaker results for both the Products Marketing Business and Crude Gathering System.

     The table below details the operating income (loss);
depreciation; and the operating income (loss), before depreciation by division (in thousands) for the first nine months of 1998 and 1997.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                   Before
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
First Nine Months 1998

Products Marketing
Business (1)                   $   700      $ 1,063      $  1,763

Crude Gathering System             331        1,506         1,837
                               -------      -------      --------
Total                          $ 1,031      $ 2,569      $  3,600
                               =======      =======      ========

First Nine Months 1997

Refinery and Products System   $   631      $ 3,716      $  4,347

Crude Gathering System           1,505        1,435         2,940
                               -------      -------      --------
Total                          $ 2,136      $ 5,151      $  7,287
                               =======      =======      ========

(1)  The Partnership began operating the Products Marketing
     Business in the second quarter of 1998. Prior to this the Partnership operated the Refinery and Products System.


     PRODUCTS MARKETING BUSINESS -- Operating income of the Products Marketing Business was $700,000 for the first nine months of 1998 which includes operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense for the Products Marketing Business was approximately $1.1 million for the first nine months of 1998 which includes depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income, before depreciation, of the Products Marketing Business was $1.8 million for the first nine months of 1998 which includes operating income, before depreciation, of $1.4 million from the Refinery and Products System for the first three months of 1998.

     REFINERY AND PRODUCTS SYSTEM -- Operating income of the Refinery and Products System was $631,000 for the first nine months of 1997. Depreciation expense of the Refinery and Products System was approximately $3.7 million for the first nine months of 1997.
Operating income, before depreciation, of the Refinery and Products System was $4.3 million for the first nine months of 1997.

     Operating income of the Refinery was $118,000 for the first nine months of 1997. Depreciation expense for the Refinery was $3.1 million for the first nine months of 1997. Operating income, before depreciation, of the Refinery was $3.2 million for the first nine months of 1997.

     Refinery gross margin per barrel was $1.83 for the first nine months of 1997. Refinery throughput averaged 31,220 BPD for the first nine months of 1997. Operating expenses per barrel, before depreciation, were $1.03 for the first nine months of 1997.

     Operating income for the Products System was $513,000 for the first nine months of 1997. Depreciation expense for the Products System was $653,000 for the first nine months of 1997. Operating income, before depreciation, for the Products System was $1.2 million for the first nine months of 1997. Total transportation volumes were 12,345 for the first nine months of 1997.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $331,000 for the first nine months of 1998 compared to operating income of $1.5 million for the same period in 1997 due to lower margins for the first nine months of 1998 and a reserve of $294,000 for the market valuation of inventory for the first nine months of 1998. Depreciation expense for the Crude Gathering System was $1.5 million for the first nine months of 1998 and $1.4 million for the first nine months of 1997. Operating income, before depreciation, for the Crude Gathering System was $1.8 million for the first nine months of 1998 and $2.9 million for the first nine months of 1997. The net margin was positive $0.03 per barrel for the first nine months of 1998 compared to positive $0.11 per barrel for the first nine months of 1997. The volume of crude oil gathered by the Crude Gathering System was 46,185 BPD for the first nine months of 1998 compared to 50,610 BPD for the first nine months of 1997.

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

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains crude inventory of approximately 10 to 15 days of sales. Effective on the close of business on September 30, 1998 and extending through December 31, 1999, Equilon has agreed to maintain substantially all of the refined products inventory on hand at the Partnership's marketing facilities. As a result, the Partnership purchases product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduces the lag between the time the Partnership must pay Equilon for the product, 10 days after the sale, and the time the Partnership receives payment from its customers. The Crude Gathering System generally pays for crude oil on the 20th of the month following the month in which it is received and also can experience a minor lag between the time it pays for and receives payment for crude oil transactions. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

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

     Varde and BankBoston each amended their respective credit agreements effective April 15, 1998. The credit agreement with Varde was amended to provide a $2.0 million loan for working capital purposes (the "Varde Revolver") through deferral of principal amortization on the A Term Loan and additional cash advances (see below). In addition, both credit agreements were amended to ease certain financial covenants through December 31, 1998. It is not certain whether the Partnership will be able to comply with these covenants subsequent to December 31, 1998.

     The Revolver from BankBoston provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products in an aggregate amount not to exceed $65.0 million, with a sublimit of $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other amounts payable. The amount available under the borrowing base net of outstanding letters of credit and advances under the Revolver was $1.1 million as of September 30, 1998.

     Though no advances had been drawn under the letter of credit facility at September 30, 1998, the Partnership did have approximately $39.7 million in outstanding letters of credit. The Partnership had $1.1 million outstanding under the Revolver for direct cash borrowings as of September 30, 1998. The entire $1.1 million has been classified in the current portion of long-term debt. The fee on outstanding letters of credit was 2.5% per annum as of September 30, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the Revolver is 0.5% per annum. At the Partnership's discretion, cash borrowings under the Revolver at September 30, 1998 bore interest at either LIBOR plus 3% or prime plus 1.75%. LIBOR and the prime rate were 5.375% and 8.25%, respectively, at September 30, 1998. The credit agreement evidencing the Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds a term loan of $20.3 million ("A Term Loan"), a term loan of $10 million ("B Term Loan"), a term loan of $4.9 million ("C Term Loan") and an unsecured note of $2.7 million ("Subordinate Note A") as of September 30, 1998. The A Term Loan bears interest rates of 11% in the first two years, 13% in the third year, 15% in the fourth and 17% in the fifth year. The Partnership has included $1.9 million of the A Term Loan in the current portion of long-term debt as of September 30, 1998. The B Term Loan and C Term Loan bear interest rates of 11% in the first three years, 13% in the fourth year and 15% in the fifth year except for $3.4 million of the B Term Loan which is subject to interest rates of 12% through maturity. If the A Term Loan is not refinanced, the interest rates applicable to the A Term Loan, B Term Loan and C Term Loan would be 11%, 13%, 15%, 17% and 19% for the first, second, third, fourth and fifth years, respectively, during all or any portion of the period after February 1998 that the A Term Loan is held by Varde, except for $3.4 million of the B Term Loan which is subject to interest rates of 18% through maturity. The Subordinate Note A is convertible into 426,000 Common Units and bears interest at prime plus one percent.

     The cash interest and dividend payments on the B Term Loan, C Term Loan, Subordinate Note A and the redeemable preferred equity held by Varde are limited to $90,833 per month or $1.1 million annually.
To the extent the interest and dividends on the various Varde securities exceed the cap on cash payments, such excess will be paid in kind. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. Such principal payments have been deferred for 1998 by agreement of Varde. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives proceeds related to the DESC Claim and certain other transactions (See "Legal Proceedings").

     Any payments of principal on the securities held by Varde shall be applied in the following order: A Term Loan (if then outstanding), B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units (See "- Cash Distributions and Paid In Kind Distributions" for information on the preferred units).

     The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual rate of return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde will have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DESC Claim will be used to retire up to $6.0 million of either the A Term Loan if then outstanding, and up to $5.0 million of either the B Term Loan or New Series A Preferred (see below), whichever is then outstanding, with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

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

     In addition, the Partnership has a revolving credit facility with Varde. Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. Under the credit agreement, the Varde Revolver was subject to an administration fee of up to $100,000 equal to 5.0% of any incremental advance and any principal deferral on the A Term Loan. The fee was payable in the form of an additional Series B Term Loan. Since the Partnership deferred $750,000 in principal amortization on the A Term Loan and drew an additional $1,250,000 under the Varde Revolver, the entire $100,000 fee was payable in the second quarter of 1998. Also, the Partnership paid a commitment fee in the amount of $50,000 in the form of an additional Series B Term Loan in the second quarter of 1998. Cash advances under the Varde Revolver are due January 1, 1999. Accordingly, the $1.3 million outstanding at September 30, 1998 has been included in the current portion of long-term debt.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.6 million at September 30, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $171,000 as current at September 30, 1998.

     Varde has proposed an additional restructuring of its investment ("Restructuring") that could further reduce the Partnership's bank debt in connection with the authorization and issuance of new preferred equity, which would in turn be convertible into Common Units, if approved by the unitholders pursuant to a consent solicitation on or before October 1, 1999 (the "Restructuring Consent Solicitation"). Subject to unitholder authorization of additional preferred equity in connection with the Restructuring Consent Solicitation, Varde has agreed to exchange a total of $35.6 million of debt and preferred equity securities as of September 30, 1998 composed of $10.0 million of B Term Loan, $4.9 million of C Term Loan, $2.7 million of Subordinate Note A, $9.8 million of Series B Preferred Units, $5.2 million of Series C Preferred Units and $3.0 million of Series D Preferred Units (including any additional paid in kind distributions on these instruments after September 30, 1998) for the following series of newly authorized preferred equity:

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

     If all requisite unitholder consents are received and all proposed transactions are consummated, including the restructuring of certain claims of Pride SGP and the authorization and issuance of additional preferred equity, Varde will convert the $35.6 million of debt and equity securities that it holds of the Partnership into $20.5 million of newly authorized equity securities.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. Cash flows are also affected by refined product margins and crude oil gathering margins.

     Declines in crude oil and refined product prices in 1998 have had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital. Further declines could have a material adverse effect on the Partnership.

     The Partnership has incurred recurring operating losses and has working capital and partners' deficiencies. In addition, the Partnership has not historically complied with its financial and performance covenants included in its various credit facilities. Currently, the Partnership is not in compliance with certain financial covenants contained in the various credit agreements. No demand notice has yet been received from any creditor and Varde has agreed to waive compliance with certain covenants through December 31, 1998. However, management is not certain whether the Partnership will be able to comply with the financial covenants contained in these credit facilities through the remainder of 1998 or thereafter. Covenant violations could enable the lenders to accelerate the Partnership's loans. The ability of the Partnership to operate in future periods may be adversely affected by these conditions.

     The losses and capital expenditures incurred in the third quarter of 1998 were funded by additional borrowing which became available under the Partnership's Varde Revolver.

     Product sales for April 1998 through June 1998 were below management's budgeted sales due to startup problems experienced by Equilon with its new products pipeline. As a result, delivery and corresponding sales of gasoline, diesel and jet fuel were substantially below expectations. Throughout the second quarter of 1998, the Partnership was unable to deliver contractual volumes, particularly to the government. The failure by the Partnership to deliver such contractual volumes to the government could result in a termination of the contract and the Partnership being liable for any additional costs associated with the government procuring such product from an alternative source. The Partnership is currently delivering to the government contractual volumes and gasoline and diesel sales have also increased from the second quarter of 1998. Equilon performed an extensive pipeline cleaning operation and the situation has significantly improved. However, there can be no assurance that further problems will not be encountered. As a result of the problems associated with the startup of the pipeline, Equilon has agreed to certain contract concessions.

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

     The Partnership was delisted from trading on the New York Stock Exchange effective August 17, 1998. The Partnership is now listed on the NASDAQ OTC bulletin board under the symbol PRDE.

Capital Expenditures

     The Partnership incurred capital expenditures of $77,000 for the third quarter of 1998 which includes $24,000 related to the conversion of its computer system.

Cash Distributions and Paid in Kind Distributions

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption and subsequent distributions being paid in kind, Varde now holds preferred equity securities including $9.8 million of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5.2 million of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $3.0 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which mature December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,552,000 and 833,000 Common Units, respectively, at September 30, 1998. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter. The preferential quarterly payments on the Series D Preferred Units will be 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind through maturity at 13% per annum in the first five years and 15% per annum thereafter. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership had paid, in kind, distributions of $922,000 and accrued an additional distribution of $243,000 at September 30, 1998 on these preferred equity securities.

     On December 31, 1997, Pride SGP agreed to convert (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units at September 30, 1998 and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units"). The Series E Preferred Units and Series F Preferred Units mature December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units will be 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or may be paid in kind at 8% per annum in the first three years, 12% per annum in the fourth and fifth years and 15% per annum thereafter until mandatory redemption at December 31, 2002. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions or paid in kind distributions on the Series E Preferred Units or Series F Preferred Units if the distributions with respect to the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units are paid in kind. Accordingly, at September 30, 1998, the Partnership accrued distributions of $146,000 but had not paid such distributions in cash or in kind.

     At September 30, 1998, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

     Under the terms of the Partnership's credit agreements, the lenders restricted the payment of distributions to unitholders throughout the term of the credit agreements. Future distributions will be dependent on, among other things, payment in full of the debt, expiration of all liabilities for letters of credit, and the termination of the credit agreements.

Year 2000 Compliance

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive sofware or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Partnership determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Partnership presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completely timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

     The Partnership's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Partnership has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Partnership's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in monitoring the Partnership's pipelines and terminals are also at risk. The Partnership does not believe that the Year 2000 presents a material exposure as it relates to the Partnership's products. In addition, the Partnership has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

     For its information technology exposures, to date the Partnership is 80% complete on the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Partnership begins testing and implementation. These phases run concurrently for different systems. To date, the Partnership has completed 70% of its testing and has implemented 40% of its remediated systems. Completion of the testing phase for all significant systems is expected by September 30, 1999.

     The Partnership has queried its significant suppliers and subcontractors that do not share information systems with the Partnership (external agents). To date, the Partnership is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Partnership has filed a substantial claim against the Defense Energy Support Center relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors. The ultimate outcome of this matter cannot presently be determined.

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

27        Financial Data Schedule for the Third Quarter of 1998.

28.1 Waiver dated as of October 29, 1998 to the First Amendment to Sixth Restated and Amended Credit Agreement among Pride Companies, L.P. as borrower, Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc., as guarantors, and Varde Partners, Inc., as lender.

28.2 Waiver dated as of August 1, 1998 to the Revolving Credit and Term Loan Agreement dated December 30, 1997, as amended, among Pride Companies, L.P., as borrower, Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as Agent, Lehman Commercial Paper Inc., as Documentation Agent, and BankBoston, N.A., Lehman Commercial Paper Inc. and Union Bank of California, N.A.

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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   November 16, 1998     /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   November 16, 1998     /s/ George Percival
                              Principal Financial Officer

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

27        Financial Data Schedule for the Third Quarter of 1998.

28.1 Waiver dated as of October 29, 1998 to the First Amendment to Sixth Restated and Amended Credit Agreement among Pride Companies, L.P. as borrower, Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc., as guarantors, and Varde Partners, Inc., as lender.

28.2 Waiver dated as of August 1, 1998 to the Revolving Credit and Term Loan Agreement dated December 30, 1997, as amended, among Pride Companies, L.P., as borrower, Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as Agent, Lehman Commercial Paper Inc., as Documentation Agent, and BankBoston, N.A., Lehman Commercial Paper Inc. and Union Bank of California, N.A.