Form 10-K
period 1998-12-31
PRIDE COMPANIES LP
filed 1999-04-19
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                            Name of Each
Title of Each Class:                Exchange on Which Registered:
-------------------                 ----------------------------
Common Units                          NASDAQ OTC Bulletin Board

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Common Units outstanding as of March 26, 1999:4,950,000

     The aggregate market value of the 4,690,465 Common Units held by non-affiliates of the Partnership as of March 26, 1999 was approximately $704,000.00, which was computed using the closing sales price of the Common Units on March 30, 1999. PAGE

                        TABLE OF CONTENTS

                              PART I

Items 1 and 2.

             Business and Properties
             General
             Partnership Operations and Products
             Markets and Competition
             Customers
             Long-Term Product Supply Agreement
             Employees
             Environmental Matters
             Forward Looking Statements

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

                             PART II

Item 5.      Market for Partnership's Common Units and Related
             Unitholder Matters

Item 6.      Selected Financial Data

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Item 7a.     Quantitative and Qualitative Disclosures About
             Market Price

Item 8.      Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                             PART III

Item 10.     Directors and Executive Officers of the Partnership
Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management

Item 13.     Certain Relationships and Related Transactions
                             PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K
                               PART I

Items 1 and 2. Business and Properties

General

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates (i) a crude oil gathering business that gathers, transports, resells and redelivers crude oil in the Texas market (the "Crude Gathering System") and (ii) one common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products
Marketing Business").   The Partnership also owns a modern
simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (formerly Texaco Trading and Transportation, Inc.) (the "Equilon Agreement") to market through its products pipeline and Products Terminals.

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

     As a result of the Equilon Agreement and the mothballing of the Refinery, the Crude Gathering System now markets crude oil to other refineries and the Partnership now operates two separate and distinct industry segments, the Crude Gathering System segment and the Products Marketing Business segment. For financial information regarding these segments, see Note 11 to
the consolidated financial statements included herein.   The
Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products Marketing Business operates one products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"), and the Products Terminals. In connection with the mothballing of the Refinery, another products pipeline owned by the Partnership that extends from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline") was idled, since Equilon's pipeline is connected to the Aledo Terminal. The Partnership's operations are conducted primarily in the State of Texas.

     Pride Refining, Inc., a Texas corporation (the "Managing General Partner"), owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and the Special General Partner (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, the Special General Partner owns a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner perform services for the Partnership in this capacity.

     The Partnership's principal business consists of marketing crude oil, military aviation fuel, conventional gasoline and low sulfur diesel fuel. The Partnership operates over 900 miles of crude oil pipelines, one common carrier products pipeline system, and three products terminals . The common carrier products pipeline system transports products from the Abilene Terminal to Dyess Air Force Base ("Dyess") in Abilene and to the San Angelo Terminal. Prior to mothballing the Refinery, the Partnership operated the Aledo Pipeline which transported product from the Abilene Terminal to the Aledo Terminal (southwest of Fort Worth, Texas).

     The Partnership's primary market area for refined products includes Central and West Texas and is a region that is not significantly served by the major refining centers of the Gulf Coast. Fina, Inc. ("Fina"), a competitor of the Partnership, currently has products pipeline access into Abilene, while the Partnership is the only supplier with a products pipeline into San Angelo. In April 1998, Equilon converted an existing crude pipeline into a products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel to the Abilene Terminal and Aledo Terminal for distribution to the Partnership's existing customers. In the Partnership's primary market area, product prices reflect a premium due to transportation costs required to import refined products from supply points outside of the market area. Joint Reserve - Fort Worth, Dyess, and certain other military installations have been long-time customers for the Partnership's military aviation fuel. Management anticipates that the Partnership will continue to bid for these and other military supply contracts in the future although volumes awarded under the recently awarded contract have been significantly reduced from prior years due to increasing competition and since the Partnership no longer receives preferential treatment under the small business set-aside program. See "- Partnership Operations and Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results." Gasoline and diesel tankage and sales facilities at the Aledo Terminal allow the Partnership access to the smaller communities west of the Dallas-Fort Worth ("DFW") market along Interstate 20 for conventional gasoline and the DFW market for low sulfur diesel fuel. See "- Markets and Competition" below.

Partnership Operations and Products

     Products Marketing Business. The Partnership receives refined products from Equilon at the Abilene Terminal and Aledo Terminal to market through its Products Terminals in Abilene, San Angelo, and Aledo. The Partnership transports refined products from the Abilene Terminal to Dyess in Abilene and to the Partnership's San Angelo Terminal through the San Angelo Pipeline. Prior to mothballing the Refinery, the Partnership operated the Aledo Pipeline that transported refined products from the Abilene Terminal to the Aledo Terminal. The Aledo Pipeline was idled in April, 1998, since Equilon's pipeline is connected to the Aledo Terminal.

     The Partnership delivers military aviation fuel to Dyess by pipeline and trucks military aviation fuel from both the Abilene Terminal and Aledo Terminal to other military installations supplied by the Partnership. Conventional gasoline is marketed through the Partnership's Products Terminals to non-military customers in the Abilene area, San Angelo area, and in the communities west of the Dallas-Fort Worth ("DFW") metropolitan area along Interstate 20. Low sulfur diesel fuel is also marketed through the Products Terminals to non-military customers in the Abilene area, the San Angelo area, and in the DFW metropolitan area.

     Military aviation fuel delivered by the San Angelo Pipeline to Dyess is sold f.o.b. the Refinery with title passing to the purchaser as the product enters the pipeline. Prior to 1998, the Partnership had the only pipeline capable of delivering jet fuel directly into Dyess. In late 1997, Fina purchased Conoco's products terminal in Abilene and built its own pipeline from its terminal to Dyess that enables Fina to also deliver military aviation fuel into Dyess.

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "- Markets and Competition" below. Such sales are under annual contracts awarded by the Defense Energy Support Center after a bidding process. The bidding process is conducted on a base-by-base basis and is subject to the small business set-aside program. When the bids are received, the Defense Energy Support Center determines both the lowest overall bid and the lowest bid submitted by a small business (defined as a refinery with a throughput capacity of less than 75,000 BPD and fewer than 1,500 employees). If the lowest bid is not submitted by a small business, the lowest small business bidder is offered the opportunity to obtain a contract for a set percentage of the base's requirements by matching the lowest overall bid. Prior to the contract that began April 1, 1998 and ends March 31, 1999, the Partnership was considered a small business. Since the Partnership is purchasing the military aviation fuel from Equilon, the Partnership could not bid as a small business for the contract that began April 1, 1998, nor will the Partnership be able to bid on any future contracts as a small business.
Since the Partnership cannot match the price of the lowest large business under the small business set-aside program and due to increased competition, the volumes under the recently awarded contract were 25,250,000 gallons compared to 52,510,000 gallons under last year's contract. Margins under the new contract will be 1.5 cents per gallon lower than the prior contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results."

     The Partnership and its predecessors have been supplying products to Joint Reserve - Fort Worth and Dyess since the early 1960s. Management believes that there will continue to be strong demand for military aviation fuel in the Partnership's market area into the foreseeable future; however, due to increased competition, the amount of military aviation fuel supplied by the Partnership under the new contract and future contracts will likely be at reduced volumes from previous contracts. Dyess is an Air Combat Command facility, formerly a strategic air command facility, and the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under the contract that is effective from April 1, 1998 through March 31, 1999, the Partnership contracted to sell military aviation fuel to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Fort Hood Military Installation in Killeen, Texas, E-Systems, Inc. in Greenville, Texas, and Joint Reserve - Fort Worth. Under the new contract that is effective from April 1, 1999 through March 31, 2000, the Partnership will supply military aviation fuel to Dyess, AASF in Dallas, Texas, Joint Reserve - Fort Worth, and E-Systems, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors."

     Crude Gathering System. The Partnership's Crude Gathering System is divided into two distinct areas: (i) truck-based crude oil gathering and (ii) pipeline operations. The trucking operations comprise five district offices located in the Abilene, Dallas, Graham, Midland, and San Angelo, Texas areas. These districts utilize a fleet of 103 trucks to transport crude oil from individual leases or small gathering systems to injection stations owned and operated by the Partnership along common carrier pipeline systems. As of December 31, 1998, the Crude Gathering System operated 32 crude oil injection stations located on various common carrier pipeline systems including the Amoco, Arco, Chevron, Comyn, Conoco, Mobil, Texaco, Texas Plains System and other Texas-New Mexico pipeline systems. The Partnership maintains 17 trucking locations throughout the area for operation of its truck fleet. In December 1998, the average length of travel for the Partnership's trucks in its gathering operations was approximately 76 miles round trip.

     As of December 31, 1998, the pipeline assets utilized in the Crude Gathering System consisted of in excess of 900 miles of active pipeline, the major portion of which is the Comyn pipeline system ("Comyn System") with approximately 417 miles of trunkline and 190 miles of gathering lines and the Texas Plains Pipeline System ("Texas Plains System") consisting of an additional 242 miles of trunkline and 29 miles of gathering lines. Ownership of the trunkline segments of the Comyn System from Hawley to Comyn, Texas (90 miles), from Hearne to Comyn, Texas (143 miles), and from Comyn to Ranger, Texas (37 miles) along with certain related pumping facilities, was retained by Pride SGP when the Partnership was formed, and the Partnership leases these assets from Pride SGP. For the year ended December 31, 1998, the Partnership transported 9,729 barrels per day ("BPD") of high quality crude oil from the eastern portion of the Austin Chalk formation through this pipeline.

     The Partnership has an agreement with Pride SGP to lease defined segments of the Crude Gathering System pipeline until 2000, with an option to extend the lease through March 2013, as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days' notice. As consideration for this lease, the Partnership has agreed to perform all routine and emergency maintenance and repair operations to the pipeline. The value of such services is currently estimated to be approximately $300,000 annually. In addition, the Partnership pays the taxes, insurance, and other costs. In conjunction with the refinancing that occurred December 31, 1997 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition"), the lease was amended to reduce the rentals to a maximum of $400,000 annually provided certain debt is outstanding. Prior to December 31, 1997, the Partnership accrued rentals to Pride SGP of $0.20 per barrel for all crude oil transported by the Partnership or third parties with contractual relationships with it, through the 143-mile section from Hearne
to Comyn.   Rentals accruing to Pride SGP from the Partnership
for the years ended December 31, 1998, 1997, and 1996 totaled approximately $400,000, $788,000, and $919,000, respectively, for
the lease of the pipeline.   The Partnership has the option to
purchase these pipeline segments for $10 million. See "Certain Relationships and Related Transactions."

     The Partnership owns the Texas Plains System, a crude oil pipeline system that prior to the mothballing of the Refinery also transported vacuum gas oil. It consists of 271 miles of pipeline extending from Hawley, Texas, which is located near the Partnership's mothballed Refinery, to Borger, Texas. The system has a total capacity of approximately 38,000 BPD, and an average of 33,016 BPD of crude oil and vacuum gas oil was shipped on the pipeline for the year ended December 31, 1998. After the mothballing of the Refinery, the Partnership began shipping a portion of the crude oil that previously would have gone to the Refinery to Ultramar Diamond Shamrock's ("UDS") refinery in McKee, Texas, in place of the vacuum gas oil. Prior to the mothballing of the Refinery, the Partnership had sold all the vacuum gas oil and a small portion of the crude oil transported on the pipeline to UDS.

     The Comyn System and Texas Plains System are common carrier pipelines that charge a transportation fee in accordance with a published tariff schedule filed with the Texas Railroad Commission. The Comyn System and Texas Plains System are also allowed to charge each customer's account with a line loss allowance of 0.25% and 0.125%, respectively, for each barrel transported in the system.

     In addition to the Comyn System and Texas Plains System, the
Partnership owns and operates a small pipeline system in Tom
Green County.

     Crude oil from the Crude Gathering System pipelines can be delivered to a variety of locations, including storage tanks located at the Abilene Terminal, tank storage areas which facilitate trucking to injection stations, and several different common carrier crude oil pipelines.

     The Crude Gathering System is the first purchaser of a portion of the crude oil it gathers. These first purchase barrels have traditionally been either resold to other companies or shipped to the Refinery prior to the mothballing of the Refinery. The Partnership also gathers crude oil for custom gathering customers and charges gathering fees depending on several factors (including the transportation distance involved) and delivers these barrels to an agreed upon location by contract. The Crude Gathering System assumes title to both first purchase and custom gathered barrels and the total of the two categories is considered to be total gathered barrels. While first purchase barrels have declined from 39,000 BPD in 1986 to 27,000 BPD for the year ended December 31, 1998, custom gathered barrels have grown from 5,000 BPD to 17,000 BPD for the same period. However, the custom gathered barrels have declined over the last three years as the Partnership has eliminated some of the marginal custom gathered contracts. Both first purchase barrels and custom gathered barrels are subject to decline if drilling activity slows down as a result of recent declines in crude oil prices.

     The Partnership has engaged an investment advisor to assist the Partnership in considering and analyzing various potential business opportunities involving the Crude Gathering System, including possible strategic alliances and joint ventures and a possible sale of the Crude Gathering System. Although the Partnership has been and continues to be in discussions with various third parties regarding possible transactions, the Partnership (as of April 15, 1999) has not entered into any binding agreements involving a business combination or sale involving the Crude Gathering System and is unable to predict the certainty of entering into or consummating any such transaction.

     Refining. Prior to March 22, 1998, the principal business of the Partnership was crude oil refining at its Refinery located approximately ten miles north of Abilene, Texas. The Refinery had a throughput capacity of 49,500 barrels per day ("BPD") and was permitted to process 44,500 BPD. For the first three months of 1998, the Refinery processed crude oil into refined products at an average rate of approximately 28,090 BPD.

     As a result of the mothballing of the Refinery, the Partnership wrote down such assets $40.0 million at December 31, 1997. In December 1998, the Partnership sold its diesel desulfurization unit for $3.1 million.

Markets and Competition

 Fina, the Partnership's principal competitor in its primary market area, operates a products pipeline in the Abilene area. This competitor's pipeline originates in Big Spring, Texas (105 miles west of Abilene) and supplies Abilene, Midland, and Wichita Falls, Texas and the Midcontinent. However, the Partnership currently has the only products pipeline access to the San Angelo area. Retailers and jobbers who are not supplied by the Partnership or one of its exchange partners must truck their products into San Angelo from locations as far away as 90 to 200 miles. Equilon recently converted an existing crude pipeline into a products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel from the Gulf Coast to the Partnership's Abilene Terminal and Aledo Terminal, and the Partnership ships product from the Abilene Terminal to the San Angelo Terminal through the San Angelo Pipeline. Other Gulf Coast refiners ship their products primarily throughout the southeast and central United States. Total petroleum product demand for the Partnership's market area is determined by demand for conventional gasoline, low sulfur diesel fuel, and military aviation fuel. In the case of each product, however, demand tends to vary by locality and season. Aviation fuel consumption is from regional military and civilian air facilities.

 In February 1997, Fina and Holly Corp. ("Holly") announced a plan to convert existing crude oil and natural gas pipelines and lay 110 miles of new pipeline to bring additional gasoline and diesel products to West Texas, New Mexico and Arizona. The system will be supplied by Fina's refineries in Big Spring and Port Arthur, Texas, a pipeline terminal in Duncan, Oklahoma, and Holly's refinery in Artesia, New Mexico. Fina has indicated that it believes Gulf Coast petroleum products will not be needed for another five years. Other companies are also considering projects to bring petroleum products into West Texas, New Mexico and Arizona from the Gulf Coast. These proposals, if implemented, would increase competition in the Partnership's primary market areas.

 In addition to its primary market areas in Abilene and San Angelo for conventional gasoline and low sulfur diesel fuel, the Partnership has access to a secondary market in the small communities west of Dallas-Fort Worth along Interstate 20 for conventional gasoline and the Dallas-Fort Worth metropolitan area for low sulfur diesel fuel. As a result of the reformulated gasoline requirement for the Dallas-Fort Worth metropolitan area effective January 1, 1995, most products terminals are supplying reformulated gasoline in the area with only a small number having the capability of supplying conventional gasoline, which is in more limited demand. The Aledo Terminal is strategically located to take advantage of this marketing opportunity, and the Partnership has entered into supply and exchange agreements with three major oil companies at that location. The San Angelo market area is accessible via the San Angelo Pipeline that is connected to storage tanks at the Abilene Terminal. Market demand for gasoline and diesel in Abilene and in San Angelo is estimated to be approximately 17,500 BPD and 11,000 BPD, respectively. Market demand for petroleum products in the Dallas
- Fort Worth area is estimated to be approximately 343,000 BPD, with reformulated gasoline, diesel and a limited amount of conventional gasoline accounting for an aggregate of 195,000 BPD.

 The Partnership does not generally sell its gasoline products through its own direct retail distribution system, but primarily sells to other branded product companies with some gasoline being sold directly to unbranded dealers. Low sulfur diesel fuel is primarily sold to truck stops and end users with a limited amount sold to other branded product companies. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells or exchanges diesel, conventional gasoline, and military aviation fuel, depending on local market needs throughout the region. Some of the marketers in the area that purchase or exchange refined products include Chevron, Citgo, Conoco,UDS, Exxon, Fina, Phillips, Shell, Star Enterprise and Texaco. The Partnership has two exchange agreements and one sales agreement with these companies for product supplied out of the Abilene Terminal; five exchange agreements and two sales agreements with these companies for products supplied out of the San Angelo Terminal; and one exchange agreement and two sales agreements with these companies for product supplied out of the Aledo Terminal. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Texas, El Paso, Texas, Lubbock, Texas, Midland/Odessa, Texas, and Wichita Falls, Texas without incurring transportation costs to these cities. The Partnership also currently operates five retail fueling facilities. These facilities are located in Central and West Texas. Sales by such facilities accounted for less than 1% of the Partnership's revenues for the year ended December 31, 1998.

 As a result of the Refinery being mothballed on March 22, 1998, the Partnership now markets to third parties the crude oil it previously sold to the Refinery. These third parties include other refiners and companies that buy, sell and exchange crude oil. The Partnership entered into two two-year contracts to sell Gary-Williams Energy, Corporation (Gary-Williams) beginning in April 1998 and UDS beginning in August 1998, a portion of the crude oil previously sold to the Refinery.

 Generally, the Partnership competes primarily on the basis of price for the crude oil it gathers in a particular market area.

Customers

 The Partnership entered into an agreement with UDS to supply it with crude oil through July 31, 2000 and shall continue for one year thereafter, unless canceled by either party upon six months' prior written notice, for use in UDS's refining operations. The Partnership's revenues pursuant to the UDS agreement and the prior vacuum gas oil agreement accounted for 23% of its total revenues for the year ended December 31, 1998.

Long-Term Product Supply Agreement

 In 1997, the Partnership executed a long-term product supply agreement (the "Agreement") with Equilon to supply gasoline, diesel fuel and jet fuel to the Partnership. The Agreement has a 10-year primary term which began in April 1998, the date Equilon completed its system of pipelines and terminals. The Agreement also has two-year renewal provisions for up to an additional 10 years. After the initial five years of the initial ten-year term ("Primary Term"), if Equilon determines that shipment of products on its new products pipeline is no longer economical due to product prices, then Equilon may notify the Partnership of proposed redetermined prices. If the Partnership does not accept such redetermined prices, then Equilon may elect to terminate the Agreement by 18 months' written notice. After the Primary Term, if either party under the Agreement can demonstrate that the prices for delivered products under the Agreement are producing cash flows materially below that received during the Primary Term, then such party may notify the other party of proposed prices it must receive to continue. If the other party does not accept such redetermined pricing, then the other party may elect not to renew the Agreement not less than one year prior to the end of the current term. The Agreement may furthermore be terminated upon any breach by the other party which continues beyond 30 days following notice of breach. Additionally, the Agreement provides that the Partnership will purchase all gasoline, diesel and jet fuel which it may desire to purchase, exclusively from Equilon. The Partnership's cost for such product is based primarily on the market price in the area in which the products are received less a discount. The Partnership will use Equilon products to supply its existing customer base, which includes wholesale customers, exchange partners, and military bases, primarily using the Products Terminals and San Angelo Pipeline.

 In connection with the Agreement, the Partnership mothballed its Refinery, but will continue to utilize part of the Refinery for a refined products and crude oil storage and terminalling facility (the Abilene Terminal). See also "Financial Condition - Financial Resources and Liquidity." The Partnership spent $1.3 million on closure cost and related severance costs for the year ended December 31, 1998, all of which was accrued as of December 31, 1997. The agreement with Equilon effectively makes the Crude Gathering System an independent operation. It is no longer responsible for supplying the Refinery with crude oil and is free to handle and trade grades of crude oil that would have previously been inconsistent with the Refinery's needs. The arrangement with Equilon also enables the Partnership to transport the crude oil it previously gathered and shipped to the Refinery to other attractive markets. A large portion of Pride Pipeline Company's gathered crude oil was restricted to use as feedstock for the Refinery. Based on recent results, the Partnership now anticipates that the new arrangement will produce lower operating cash flows than historical levels. However, the Partnership's cash flows would have likely been even lower had it continued to operate the Refinery and had to compete in its market area against other Gulf Coast refineries. The Partnership believes that cash flows will likely be less volatile since the Agreement will result in more stable product margins and eventually decrease the Partnership's exposure to volatility in refining margins. The Partnership also believes that the Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

Employees

 As of December 31, 1998, the Partnership had 249 employees, of which 60 were employed in the Products Marketing Business and 189 were employed in the Crude Gathering System.

Environmental Matters

 The Partnership's activities involve the transportation, storage, and handling of crude oil and petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results" and "Legal Proceedings."

Forward Looking Statements

 This Form 10-K contains certain forward looking statements.
Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon and the availability of such products, (ii) the volume of throughput at the Products Terminals, (iii) the volume of throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (iv) the amount of crude oil produced in the areas the Partnership gathers, (v) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (vi) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations, and (vii) fluctuations in crude oil and refined product prices and their impact on working capital and the borrowing base under the Partnership's credit agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

Item 3. Legal Proceedings

 On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America (Defense Energy Support Center) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership seeks recovery of the difference between the market value of the jet fuel and the amount originally paid by the Defense Energy Support Center for such jet fuel. The ultimate outcome of this matter cannot presently be determined.

 The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of security holders during fiscal year 1998.

                              PART II

Item 5. Market for Partnership's Common Units and Related
Unitholder Matters

 The Partnership's Common Units are currently traded on the NASDAQ OTC bulletin board under the symbol PRDE. Prior to August 17, 1998, the Partnership was listed on the New York Stock Exchange but was delisted for failing to meet certain listing requirements. The following tables set forth, for the periods indicated, the high and low closing prices of the Common Units in 1998 and 1997 as reported on the New York Stock Exchange Composite Tape and the high and low bid information of the Common Units in 1998 on the NASDAQ OTC bulletin board. Quotations on the NASDAQ OTC bulletin board reflect interdealer prices and may not necessarily represent actual transactions. No distributions were made on the Common Units during the past two fiscal years.


New York Stock Exchange Composite Tape
--------------------------------------

    1997                    HIGH         LOW
    ____                    ____         ___
First Quarter              $ 3-3/4     $ 3-1/4

Second Quarter               3-3/4       2-15/16

Third Quarter                3-3/16      2-7/16

Fourth Quarter               2-1/2       1-9/16

     1998
     ____

First Quarter              $ 2         $ 1-5/16

Second Quarter               1-9/16      1

Third Quarter thru 8/14/98   1-1/8       7/16


NASDAQ OTC Bulletin Board
-------------------------

Third Quarter beginning
     8/20/98               $ 1/2        $ 1/4

Fourth Quarter               13/16        1/8


 The Unsecured Note A is convertible into 436,000 Common
Units, and the Partnership's Series B Preferred Units, Series C Preferred Units, and Series E Preferred Units are convertible into 1,480,000, 794,000 and 317,000 Common Units, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity." Since cash distributions were not paid on the preferred equity, the preferred equity accumulated arrearages of $1,763,000 for the year ended December 31, 1998.

 Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial common unitholders of the Partnership at December 31, 1998 to be approximately 3,800.

 See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for a discussion of certain restrictions imposed by the Partnership's lenders on the payment of distributions to unitholders throughout the term of the Partnership's credit facility with such lenders, which terminates on January 2, 2001.

Item 6.  Selected Financial Data

 The following table sets forth, for the periods and at the dates indicated, selected financial data for the Partnership.
The table is derived from the financial statements of the Partnership and should be read in conjunction with those financial statements. The summary income statement data for each of the five years in the period ended December 31, 1998, as well as the summary balance sheet data for December 31, 1994, 1995, 1996, 1997 and 1998 are all extracted from the audited financial statements of the Partnership. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-7.

(The following table should be printed on 14" x 8.5" paper)

                                                 SELECTED FINANCIAL DATA
                                 (In thousands, except per unit amounts and footnote amounts)

                                                            Year Ended December 31,
                                             ________________________________________________________________
                                                1994         1995          1996          1997         1998
                                                ----         ----         ----          ----          ----
Income Statement Data:
   Revenues
      Products Marketing Business <F1>       $ 220,610     $ 235,136     $ 294,328    $ 277,180    $ 121,189
      Crude Gathering System                   553,847       527,212       597,425      494,155      300,566
      Intrasystem and other                   (184,551)     (201,735)     (276,550)    (236,437)     (41,128)
                                              ________      ________      ________     ________     ________
        Total revenues                         589,906       560,613       615,203      534,898      380,627
                                              ________      ________      ________     ________     ________
   Costs of sales and operating
      expenses, excluding depreciation         570,877       543,425       596,841      516,146      369,280<F2>
   Refinery closure costs                           -             -             -        41,396<F3>       -
   Marketing, general and administrative
      expenses                                  11,059        10,274        10,111        8,955        8,001
   Depreciation                                  6,546         7,006         6,976        6,872        3,438
                                              ________      ________      ________     ________     ________
   Operating income (loss)                       1,424           (92)        1,275      (38,471)         (92)
                                              ________      ________      ________     ________     ________
   Other net                                        28           175           179          564          346
   Interest expense                             (5,191)       (6,575)       (5,808)      (5,316)      (6,144)<F4>
   Credit and loan fees <F5>                    (1,651)       (2,172)       (2,109)      (1,952)      (2,753)
                                              ________      ________      ________     ________     ________
   Loss before income taxes                     (5,390)       (8,664)       (6,463)     (45,175)      (8,643)
   Income tax benefit                                -            47            48          144           86
                                              ________      ________      ________     ________     ________
   Net loss                                  $  (5,390)    $  (8,617)    $  (6,415)   $ (45,031)   $  (8,557)
                                              ========      ========      ========     ========     ========

   Before conversion <F6>:
      Basic and diluted net loss per Unit:
        Preferred Unit                       $   (0.53)    $   (0.85)    $   (0.63)           -            -
        Old Common Unit                      $   (0.53)    $   (0.85)    $   (0.63)           -            -

   After conversion <F6>:
      Basic and diluted net loss per Common
        Unit                                 $   (1.07)    $   (1.71)    $   (1.27)   $   (8.92)   $   (2.04)

   Numerator:
   Net loss                                  $  (5,390)    $  (8,617)    $  (6,415)   $ (45,031)   $  (8,557)
   Preferred distributions in arrears<F7>            -             -             -            -       (1,763)
                                              --------      --------      --------     --------     --------
   Net loss less preferred distributions        (5,390)       (8,617)       (6,415)     (45,031)     (10,320)
   Net loss allocable to
     2% general partners' interest                 108           172           128          901          206
                                              --------      --------      --------     --------     --------
   Numerator for basic and diluted
     earnings per unit                       $  (5,282)    $  (8,445)    $  (6,287)   $ (44,130)   $ (10,114)
                                              ========      ========      ========     ========     ========

   Denominator: <F8>
   Denominator for basic and diluted
      earnings per unit before
      conversion <F6>:
        Preferred Units                          4,700         4,700         4,700           -            -
        Old Common Units                         5,250         5,250         5,250           -            -
   Denominator for basic and diluted
      earnings per unit after
      conversion <F6>:
        Common Units                             4,950         4,950         4,950         4,950        4,950

Balance Sheet Data (at end of period):
   Net property, plant and equipment         $ 110,884     $ 104,837     $  99,554     $  47,588    $  45,534
   Total assets                                146,552       138,306       139,716        95,281       76,462
   Long-term debt (including current
      maturities) <F8>                          58,890        56,500        56,933        43,171       45,096
   Redeemable preferred equity                       -             -             -        19,529       19,529
   Partners' capital (deficiency)               44,630        36,013        29,598       (15,433)     (23,990)

Operating Data (BPD):
   Products Marketing Business
      Product sales                                                                                    13,267<F9>
   Refinery
      Crude oil throughput                      30,483        29,806        32,555       31,449        28,090<F9>
      Products refined                          29,815        29,031        31,681       30,619        27,438<F9>
   Products System
      Transportation volumes                    13,722        15,585        13,509       11,415         7,335<F9>
   Crude Gathering System
      Crude oil gathered                        74,676        66,869        58,775       51,305        43,508

<F1>
Prior to mothballing the Refinery on March 22, 1998, this data represents information for the Refinery and products pipelines and terminals.
<F2>
Cost of sales and operating expenses, excluding depreciation, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.
<F3>
Refinery closure costs for the year ended December 31, 1997 includes a $40,000,000 noncash charge for impairment of fixed assets, $1,750,000 related to closure of the Refinery and related severance costs, and $367,000 related to the writeoff of certain Refinery assets offset by $721,000 in accruals that were reversed as a result of the Refinery being mothballed.
<F4>
Since a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt.  Interest expense in 1998 reflects an accrual of $1,030,000 which is based on the difference between the effective interest rates and the stated rates.
<F5>
Credit and loan fees include costs associated with the restructuring and refinancing of the Partnership of $873,000,
$1,064,000, $613,000 and $1,325,000 for 1995, 1996, 1997 and 1998, respectively.
<F6>
On December 31, 1996 after the market closed the convertible preferred limited partner units ("Preferred Units") were converted to Common Units on a one-for-one basis.  At the same time, existing common limited partner units ("Old Common
Units")  were converted to Common Units on a one-for-twenty-one reverse unit split.  The "Before Conversion" section reflects the per unit information based on both the outstanding Preferred Units and Old Common Units, whereas the "After
Conversion" section reflects the pro forma per unit information based on the outstanding Common Units.
<F7>
Since cash distributions were not paid on the preferred equity, the preferred equity accumulated arrearages of
$1,763,000 for the year ended December 31, 1998.
<F8>
In 1998, the calculations of diluted earnings per unit exclude 300,000 officer and employee unit appreciation rights and
3,027,000 units attributed to the convertible preferred equity and convertible debt because the effect would be antidilutive.  Likewise, in 1997, the calculations of diluted earnings per unit exclude 300,000 officer and employee unit appreciation rights and 2,987,000 units attributed to the convertible preferred equity and convertible debt because the effect would also be antidilutive.  Both years also exclude 70,000 director unit appreciation rights because the plan states they will be settled for cash.
<F9>
At December 31, 1994, 1995, 1996, 1997 and 1998 current maturities were $6,626,000, $3,447,000, $6,516,000, $2,084,000 and $237,000, respectively.
<F10>
Due to the Refinery being mothballed on March 22, 1998, the operating data in 1998 for the Products Marketing Business is for the period April 1, 1998 through December 31, 1998 and for the Refinery and Products System is for the period
January 1, 1998 through March 31, 1998.

PAGE

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                      Results of Operations

General

 The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

 As a result of mothballing the Refinery at the end of the first quarter of 1998 and redirecting its business to focus on crude oil and products marketing and distribution, the Partnership's operating results now depend principally on (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Equilon and the availability of such products, (ii) the volume of throughput at the Products Terminals, (iii) the volume of throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, and (iv) the amount of crude oil produced in the areas the Partnership gathers. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Due to the change in its core business, a comparison of the Products Marketing Business to the Refinery and the prior products pipeline business ("Products System") would not be meaningful and, therefore, is not included with this Form 10-K.

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

 Margins from the Crude Gathering System are influenced by the level of competition and the price of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges trend upward when higher crude oil prices result in increased exploration and development. Conversely, when crude oil prices decrease, exploration and development decline and margins on the resale of crude oil as well as transportation charges tend to decrease.

 Beginning in April 1998, the Partnership began selling crude oil to third parties that in the past would have been refined at the Refinery. The gross margin per barrel from such sales are based in part on the sales price of crude oil above the Partnership's posted price for the purchase of such crude oil (the "Premium"). The Premium for crude oil is primarily based on the prompt NYMEX price of crude oil versus the posted price of crude oil.

 Prior to April 1998, a substantial portion of the crude gathered by the Crude Gathering System was sold to the Refinery. The intrasystem pricing of crude oil between the Refinery and the Crude Gathering System was based in part on an adjusted Midland spot price for crude oil above the Partnership's posted price for the purchase of such crude oil (the "Intracompany Premium"), which represented the approximate amount above posting that would be realized on the sale of such crude oil to an unrelated third party. The total intrasystem price for crude oil between the Refinery and the Crude Gathering System included the Intracompany Premium, the Partnership's posted price and transportation costs. An increase in the Intracompany Premium for crude oil had a negative impact on the Refinery and a positive impact on the Crude Gathering System. On the other hand, a decrease in the Intracompany Premium for crude oil had a positive impact on the Refinery and a negative impact on the Crude Gathering System.
For the first three months of 1998 and the years ended December 31, 1997 and 1996, the average Intracompany Premium for crude oil was $1.72, $1.91, and $2.38, respectively.

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


Year ended December 31, 1998 compared with year ended December
31, 1997

 General. Net loss for the year ended December 31, 1998 decreased to $8.6 million as compared to $45.0 million for the year ended December 31, 1997. The results for the year ended December 31, 1997 included $41.4 million of costs associated with ceasing Refinery operations. Excluding the $41.4 million of costs associated with ceasing Refinery operations, net loss was $3.6 million for the year ended December 31, 1997. The closure costs included a $40.0 million noncash charge for impairment of certain Refinery fixed assets, $1.8 million related to the closure of the Refinery and related severance costs and $367,000 related to the writeoff of certain Refinery assets offset by $721,000 in accruals that were reversed since the Refinery was mothballed. Non-operating expenses increased $1.8 million for the year ended December 31, 1998 as compared to the same period in 1997 due to increased interest expense and credit and loan fees. Interest expense increased $828,000 which is attributable to higher interest rates under the new credit facilities executed December 31, 1997. Credit and loan fees increased for the year as a result of the amortization of deferred financing costs associated with the refinancing that occurred on December 31, 1997.

 Operating loss for the year ended December 31, 1998 was $92,000 as compared to an operating loss of $38.5 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income was $2.9 million for the year ended December 31, 1997. Operating income decreased as a result of weaker results for the Crude Gathering System and Products Marketing Business for the year ended December 31, 1998 versus the Crude Gathering System and Refinery for the year ended December 31, 1997. Depreciation expense declined to $3.4 million for the year ended December 31, 1998 from $6.9 million for the year ended December 31, 1997 as a result of the reduction in property, plant and equipment at December 31, 1997 related to the noncash charge for impairment. Operating income, excluding depreciation, for the year ended December 31, 1998 was $3.3 million as compared to an operating loss of $31.6 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, was $9.8 million for the year ended December 31, 1997.

 Products Marketing Business.  Operating income for the
Products Marketing Business for the year ended December 31, 1998 was $552,000 which includes operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense for the Products Marketing Business was approximately $1.4 million for the year ended December 31, 1998 which includes depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income, before depreciation, of the Products Marketing Business was $2.0 million for the year ended December 31, 1998 which includes operating income, before depreciation, of $1.4 million from the Refinery and Products System for the first three months of 1998. During the last nine months of 1998, the Partnership marketed 13,267 BPD of refined products through the Products Marketing Business. For the first three months of 1998, the Partnership marketed 28,669 BPD through the Refinery and Products System. The gross margin per barrel for the last nine months of 1998 for the Products Marketing Business was $1.82. The gross margin per barrel for the first three months of 1998 for the Refinery was $1.88.

 Management believes that the initial operating results of the Products Marketing Business were significantly impacted by product outages and other start-up problems associated with the supply agreement with Equilon. Further, management believes increased competition in the Partnership's operating area would have significantly hurt operating results had the Partnership continued to operate the Refinery.

 Refinery and Products System. Operating loss for the Refinery and Products System was $40.9 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income for the Refinery and Products System was $537,000 for the year ended December 31, 1997. Depreciation expense for the Refinery and Products System was approximately $5.0 million for the year ended December 31, 1997. Operating loss, before depreciation, for the Refinery and Products System was $35.9 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, for the Refinery and Products System was $5.5 million for the year ended December 31, 1997.

 Operating income, depreciation expense, and operating income, before depreciation, for the Products System was $655,000, $870,000 and $1.5 million, respectively, for the year ended December 31, 1997. Total transportation volumes were 11,415 for the year ended December 31, 1997.

 Operating loss for the Refinery was $41.5 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating loss for the Refinery was $118,000 for the year ended December 31, 1997. Depreciation expense for the Refinery was $4.1 million for the year ended December 31, 1997. Operating loss, excluding depreciation, for the Refinery was $37.4 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, for the Refinery was $4.0 million for the year ended December 31, 1997.

 Refinery gross margin per barrel was $1.76 for the year ended December 31, 1997. Refinery throughput averaged 31,449 BPD for the year ended December 31, 1997. Operating expenses per barrel, before depreciation, were $4.61 for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating expenses per barrel, excluding depreciation, were $1.00 for the year ended December 31, 1997.

 Crude Gathering System.  Operating loss for the Crude
Gathering System was $644,000 for the year ended December 31, 1998 compared to operating income of $2.4 million for the year ended December 31, 1997 due to a decline in crude gathering margins. For the year ended December 31, 1998, the Premium for crude oil sold to third parties was lower than the Intracompany Premium and transportation revenue received from the Refinery for the same period in 1997. In addition, operating income for the year ended December 31, 1998 included a $1.2 million lower of cost or market inventory adjustment due to the decline in inventory values. Depreciation expense for the Crude Gathering System increased to $2.0 million for the year ended December 31, 1998 from $1.9 million for the year ended December 31, 1997. Operating income, excluding depreciation, for the Crude Gathering System decreased to $1.4 million for the year ended December 31, 1998 from $4.3 million for the year ended December 31, 1997. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 43,508 BPD for the year ended December 31, 1998 from 51,305 BPD for the year ended December 31, 1997. For the year ended December 31, 1998, net margin was negative $0.04 per barrel compared to positive $0.13 per barrel for the year ended
December 31, 1997. Excluding the $1.2 million inventory adjustment due to the decline in inventory values, net margin was positive $0.03 per barrel for the year ended December 31, 1998.


Year ended December 31, 1997 compared with year ended December
31, 1996

 General. Net loss for the year ended December 31, 1997 increased to $45.0 million as compared to $6.4 million for the year ended December 31, 1996. The results for the year ended December 31, 1997 included $41.4 million in costs associated with ceasing Refinery operations. Excluding the $41.4 million of costs associated with ceasing Refinery operations, net loss was $3.6 million for the year ended December 31, 1997. The closure costs included a $40.0 million noncash charge for impairment of certain Refinery fixed assets, $1.8 million related to the closure of the Refinery and related severance costs and $367,000 related to the writeoff of certain Refinery assets offset by $721,000 in accruals that were reversed when the Refinery was mothballed. Non-operating expenses decreased $1.0 million for the year ended December 31, 1997 as compared to the same period in 1996 due primarily to decreased interest expense and credit and loan fees and a gain on the sale of the Partnership's products trucks. Interest expense decreased $492,000 which is attributable to lower interest rates that became effective on December 31, 1996 as a result of the approval by the unitholders to certain amendments to the Partnership agreement. Credit and loan fees for the year ended December 31, 1996 were reduced by a one-time nonrecurring reversal of an accrual for facility fees of $534,000 for periods prior to 1996. Such fees were eliminated by the Partnership's prior principal creditors concurrent with the amendments to their credit agreements in November 1996. For the year ended December 31, 1997, the Partnership expensed $613,000 related to the restructuring compared to $1.1 million for the same period in 1996. Depreciation expense was $6.9 million for the year ended December 31, 1997 compared to $7.0 million for the year ended December 31, 1996.

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

 Refinery and Products System.  Operating loss for the
Refinery and Products System was $40.9 million for the year ended December 31, 1997 compared to $7.7 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income for the Refinery and Products System was $537,000 for the year ended
December 31, 1997.   The results for the Refinery and Products
System, excluding the costs associated with ceasing Refinery operations, improved due to stronger refining margins. Depreciation expense for the Refinery and Products System was $5.0 million for both the years ended December 31, 1997 and 1996. Operating loss, excluding depreciation, of the Refinery and Products System was $35.9 million for the year ended December 31, 1997 compared to $2.7 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, for the Refinery and Products System was $5.5 million for the year ended December 31, 1997.

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

 Operating loss for the Refinery alone was $41.5 million for the year ended December 31, 1997 compared to an operating loss of $8.9 million for the same period in 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating loss for the Refinery was $118,000 for the year ended December 31, 1997. Depreciation expense for the Refinery was $4.1 million for both the years ended December 31, 1997 and 1996. Operating loss, excluding depreciation, of the Refinery alone was $37.4 million for the year ended December 31, 1997 compared to operating loss, excluding depreciation, of $4.8 million for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income, excluding depreciation, for the Refinery was $4.0 million for the year ended December 31, 1997.

 Refinery gross margin per barrel was $1.76 for the year ended December 31, 1997 compared to $1.09 for the year ended December 31, 1996. The increase in the gross margin for the year ended December 31, 1997 reflects the decline in the Intracompany Premium for crude oil, the increased margin on the military aviation fuel sold to the government under the contract that began April 1, 1997, and the lower residuum yield experienced in 1997. The lower residuum yield positively affects the Partnership since the value of residuum was substantially lower than the other refined products that the Partnership sold. The residuum increased in 1996 as a result of the Refinery running a slightly heavier slate of crude. Towards the end of 1996, the Partnership began running a lighter slate of crude which resulted in a decreased residuum yield in 1997. Refinery throughput averaged 31,449 BPD during the year ended December 31, 1997 compared to 32,555 BPD for the year ended December 31, 1996. Operating expenses per barrel, excluding depreciation, increased to $4.61 for the year ended December 31, 1997 from $1.09 for the year ended December 31, 1996. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating expenses per barrel, excluding depreciation, were $1.00 for the year ended December 31, 1997.

 Crude Gathering System. Operating income for the Crude Gathering System was $2.4 million for the year ended December 31, 1997 compared to $8.9 million for the year ended December 31, 1996 due to the lower Intracompany Premium for crude oil sold to the Refinery for the year ended December 31, 1997 as compared to the Intracompany Premium for the same period in 1996. The amount paid by the Partnership above posting for such crude oil also increased for the year ended December 31, 1997. Depreciation expense for the Crude Gathering System decreased to $1.9 million for the year ended December 31, 1997 from $2.0 million for the year ended December 31, 1996. Operating income, excluding depreciation, for the Crude Gathering System decreased to $4.3 million for the year ended December 31, 1997 from $10.9 million for the year ended December 31, 1996. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 51,305 BPD for the year ended December 31, 1997 from 58,775 BPD for the year ended December 31, 1996. For the year ended December 31, 1997, net margin decreased to $0.13 per barrel from $0.42 per barrel for the year ended December 31, 1996 resulting from the lower Intracompany Premium and the higher acquisition cost above posting for crude oil during the year ended December 31, 1997.

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

 Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. See "Business and Properties -- Environmental Matters." In addition, the Partnership plans to spend approximately $540,000 in 1999 and 2000 on several projects to maintain compliance with various other environmental requirements including $315,000 related to an investigative study by the Texas Natural Resource Conservation Commission. The remaining $225,000 is for various normal operating expenses to be incurred in the ordinary course of business.

 The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the cost to comply with this study approximates $315,000 and has accrued for this amount at December 31, 1998. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

 Other Regulatory Requirements. The Partnership is subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Railroad Commission, Texas Natural Resource Conservation Commission, and United States Environmental Protection Agency.

 Industry Trends and Price of Crude Oil. Industry trends and the price of crude oil will continue to affect the Partnership's business. In the last three years, the posting price for WTI crude oil has varied from approximately $8.25 to $25.00 per barrel. The general level of crude oil prices has a significant effect on the margins in the crude gathering business. Margins from the Crude Gathering System are influenced by the level of competition and the price of crude oil. When prices are higher, crude oil can generally be resold at higher margins. Additionally, transportation charges trend upward when higher crude oil prices result in increased exploration and development. Conversely, when oil prices decrease, exploration and development decline and margins on the resale of crude oil as well as transportation charges tend to decrease. Also, margins from the Crude Gathering System are influenced by the prompt NYMEX price of crude oil versus the posted price of crude oil. The Partnership is also impacted by fluctuations in the cost of products purchased from Equilon versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets.

 Inventory Prices. The Partnership utilizes the last-in/first-out (LIFO) method of determining inventory values.
LIFO minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. At December 31, 1998, prior to the $1.2 million lower of cost or market adjustment, petroleum inventories valued using the LIFO method were more than current cost determined using the FIFO method by $2.5 million and at December 31, 1997 were less than current costs using the FIFO method by $2.8 million. During 1998, the Partnership recorded a $1.2 million lower of cost or market inventory adjustment since the value of the crude oil owned by the Partnership was less than its LIFO value.

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

 The United States Government awarded the Partnership the right to supply 25,250,000 gallons of military aviation fuel for the contract period that begins April 1, 1999 and ends March 31, 2000. The award is for deliveries to Dyess, AASF in Dallas, Texas, Joint Reserve - Fort Worth, Texas, and E-Systems in Greenville, Texas. The contract is for approximately 48% of the volumes under the prior contract. Margins under the new contract will be 1.5 cents per gallon lower than the prior contract. See "Business and Properties - Partnership Operations and Products." PAGE

                       Financial Condition

Inflation

 Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

 The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains crude inventory of approximately 10 to 15 days of sales. Effective on the close of business on September 30, 1998 and extending to December 31, 1999, Equilon maintains the refined products inventory on hand at the Partnership's marketing facilities. As a result, the Partnership purchases product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduces the lag between the time the Partnership must pay Equilon for the product, 10 days after the sale, and the time the Partnership receives payment from its customers. The Crude Gathering System generally pays for crude oil on the 20th of the month following the month in which it is received and also can experience a minor lag between the time it pays for and receives payment for crude oil transactions.
Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

 On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.

 The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $1.2 million as of December 31, 1998.

 As of April 15, 1999, BankBoston has agreed to amend the facility which will expire January 2, 2001. The total credit line available has been lowered from $65.0 million to $55.0 million. Though no advances had been drawn under the letter of credit facility at December 31, 1998, the Partnership did have approximately $33.4 million in outstanding letters of credit. The Partnership had $45,000 outstanding under the BankBoston Revolver for direct cash borrowings as of December 31, 1998 and has classified it in the current portion of long-term debt. The fee on outstanding letters of credit was 2.5% per annum as of December 31, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 7.75% at December 31, 1998. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $75,000 amendment fee related to an amendment that became effective April 15, 1998 and will be paid $100,000 for the revisions agreed to in April 1999.

 As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds a term loan of $20.0 million ("A Term Loan"), a term loan of $10.1 million ("B Term Loan"), a term loan of $5.0 million ("C Term Loan") and an unsecured note of $2.7 million ("Subordinate Note A") as of December 31, 1998. Varde has also agreed to certain revisions to the credit agreement effective April 15, 1999. In 1999, cash interest payments on the Varde Revolver (see below), A Term Loan, B Term Loan, C Term Loan, Subordinate Note A and Varde's preferred securities are limited to $208,000 per month. Any excess will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 436,000 Common Units and bears interest at prime plus one percent. As consideration for the terms agreed to April 15, 1999, the principal amount of the B Term Loan will be increased by $100,000.

 Since a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense in 1998 reflects an accrual of $1,030,000 which is based on the difference between the effective interest rates and the stated rates.

 In addition, the Partnership maintains a revolving credit facility with Varde ("Varde Revolver"). The original commitment was $2.0 million for the period April 15, 1998 through November 19, 1998 and was increased to $3.5 million for the period from November 20, 1998 through January 1, 1999. On January 1, 1999, the line was reduced to the original $2.0 million commitment. On April 15, 1999, Varde agreed to increase the commitment to $3.0 million. Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. In the second quarter of 1998, the Partnership paid Varde in the form of additional Series B Term Loans fees totaling $150,000. Cash advances under the Varde Revolver mature January 2, 2001.

 Under the terms agreed to on April 15, 1999, payments to Varde are capped at $2.5 million per annum. To the extent the interest and distributions on the various Varde securities exceed the cap on cash payments, the excess will be paid in kind or increase accumulated arrearages, respectively. As a result of the cash cap, it is likely that all interest on the B Term Loan, C Term Loan and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 unless the A Term Loan has been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. However, Varde has agreed to forego all principal payments in 1998 and 1999. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim and certain other transactions including asset sales. See "Legal Proceedings."

 During the year ended December 31, 1998, the Partnership had drawn up to approximately $9.8 million and $3.5 million on the BankBoston Revolver and Varde Revolver, respectively. The weighted average amount outstanding under the BankBoston Revolver and Varde Revolver was approximately $1.7 million and $739,000, respectively. The weighted average interest rate during the 1998 period for the BankBoston Revolver was approximately 10.2%. The Varde Revolver accrues interest at the rate of 11.0% per annum. During the year ended December 31, 1997, the Partnership had drawn up to approximately $8.5 million on the prior revolving facilities (collectively, the "Prior Revolvers"). The weighted average amount outstanding under the Prior Revolvers was approximately $3.8 million. The weighted average interest rate during the 1997 period for these facilities was approximately 10.0%.

 The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DESC Claim will be used to retire up to $6.0 million of the A Term Loan, if then outstanding, and up to $5.0 million of the B Term Loan with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

 On December 31, 1997, certain members of management invested an aggregate of $2.0 million in the form of a note payable to Varde and received a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Cumulative Convertible Preferred Units (" Series B Preferred Units"), Series C Cumulative Convertible Preferred Units (" Series C Preferred Units") and Series D Cumulative Convertible Preferred Units ("Series D Preferred Units"). The note payable to Varde is secured by management's interest in such securities. Any cash yield on management's share of such securities is paid to Varde as interest, net of applicable federal income tax.

 Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.5 million at December 31, 1998. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $172,000 as current at December 31, 1998.

 As of April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. As a result of this amendment, the amounts previously reported in the 1998 interim quarterly balance sheets as distributions paid in kind are now treated as accumulated arrearages. This reduced the amount of preferred equity on the balance sheet at December 31, 1998 and also affects the tax treatment of the distributions to the partners and holders of the preferred securities.

 On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which are both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, at December 31, 1998, the Partnership accumulated arrearages of $195,000 on the Series E Preferred Units and Series F Preferred Units. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

 In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership accumulated arrearages of $1.6 million at December 31, 1998 on these preferred equity securities. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

 As previously mentioned, the cash interest and distribution payments on the debt and preferred equity held by Varde are limited to $2.5 million annually. Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units.

 Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. For the year ended December 31, 1998, cash was provided by a decrease in accounts receivable (resulting from lower crude oil prices and refined product prices and lower sales due to mothballing the Refinery) and a decrease in inventories (resulting from Equilon taking title to the refined products). This was partially offset by a decrease in accounts payable (resulting from the lower crude oil prices). For the year ended December 31, 1997, cash was provided by a decrease in accounts receivable (resulting from lower crude oil prices and refined product prices) and a decrease in inventories (resulting from lower inventory levels). This was partially offset by a decrease in accounts payable (resulting from lower crude oil prices).

 The Partnership has not historically complied with its financial and performance covenants included in its various credit facilities with lenders. At December 31, 1998, the Partnership was not in compliance with certain financial covenants contained in the various credit agreements; however, waivers have been obtained. Based on the revised terms, as of April 15, 1999, agreed to by the principal creditors, management now believes the Partnership can maintain compliance with the covenants through December 31, 1999.

 The Partnership's operating results have declined as a result of increasing competition, depressed operating margins and higher financing costs. Crude gathering volumes have declined in each of the last five years. Gasoline, diesel and military aviation fuel sales have also declined. Excluding the $41.4 million in costs associated with ceasing refining operations, the loss for December 31, 1998 increased to $8.6 million from $3.6 million for the same period in 1997 as a result of increased interest and credit and loan fees and weaker results in 1998 for the Products Marketing Business and Crude Gathering System compared to the Refinery and Crude Gathering System in 1997.

              Under the new military aviation fuel contract with the U. S. Government which begins April 1, 1999 and ends March 31, 2000, the Partnership will supply approximately 48% of the volumes that it supplied under the contract which began April 1, 1998 and ends
March 31, 1999.   Margins under the new contract will be 1.5
cents per gallon lower than the prior contract.

              Declines in crude oil and refined product prices have had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital. Further declines could have a material adverse effect on the Partnership.

              The losses and capital expenditures incurred in the third and fourth quarter of 1998 were funded by additional borrowing which became available under the Varde Revolver and the sale of the diesel desulfurization unit for $3.1 million in December
1998.

              Product sales for April 1998 through June 1998 were below management's budgeted sales due to startup problems experienced by Equilon with its new products pipeline. As a result, delivery and corresponding sales of gasoline, diesel and military aviation fuel were substantially below expectations. Throughout the second quarter of 1998, the Partnership was unable to deliver contractual volumes, particularly to the government. The
Partnership is currently delivering to the government contractual volumes and gasoline and diesel sales have also increased from the second quarter of 1998. Equilon performed an extensive pipeline cleaning operation and the situation has improved.
However, there can be no assurance that further problems will not be encountered.

              As a result of the problems associated with the startup of the pipeline, Equilon has agreed to certain contract concessions.
On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San
Angelo Pipeline. In addition, Equilon is leasing certain tankage from the Partnership and will sell refined products to the Partnership daily from such facilities through December 31, 1999, thus eliminating the need for the Partnership to maintain its own refined products inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory after December 31, 1999 provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000.

              The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Since 1993, the Partnership has been able to achieve continuous reductions in marketing, general and administrative expenses. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf
Coast via pipeline or significant declines in crude oil and petroleum prices occur. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements, if achieved, will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, the Partnership has engaged an investment advisor to assist the Partnership in considering and analyzing various potential business opportunities involving the Crude Gathering System, including possible strategic alliances and joint ventures and a possible sale of the Crude Gathering System. Although the Partnership has been and continues to be in discussions with various third parties regarding possible transactions, the Partnership (as of April 15, 1999) has not entered into any binding agreement involving a business combination or sale involving the Crude Gathering System and is unable to predict the certainty of entering into or consummating any such transaction.
As previously mentioned, the Partnership sold the diesel desulfurization unit for $3.1 million in December 1998. This sale resulted in a tax loss which was allocated to unitholders.
Future sales could result in taxable income which likewise would be allocated to the unitholders without a corresponding cash distribution from the Partnership. If a unitholder's passive loss carryforwards are less than the unitholders share of such income, the unitholder will have to satisfy any resulting liability with cash from other sources. The Partnership's credit agreement restricts the payment of distributions through maturity.

              The Partnership was delisted from trading on the New York Stock Exchange effective August 17, 1998 for failing to meet
certain listing requirements.   The Partnership is now listed on
the NASDAQ OTC bulletin board under the symbol PRDE.

Capital Expenditures

              Capital expenditures totaled $1.5 million for the year ended December 31, 1998 compared to $2.1 million for the year ended
December 31, 1997. Included in capital expenditures for the year ended December 31, 1998 was $675,000 and $222,000 for the reactivation of a crude oil pipeline and for the conversion to new accounting software, respectively.

              Management anticipates spending $315,000 in 1999 for environmental expenditures which are fully accrued for at December 31, 1998 and capital expenditures for 1999 are budgeted at $1.0 million.

Year 2000 Compliance

              The year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year
1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

              Based on recent assessments, the Partnership determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Partnership presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

              The Partnership's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Partnership has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Partnership's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in monitoring the Partnership's pipelines and terminals are also at risk. The Partnership does not believe that the Year 2000 presents a material exposure as it relates to the Partnership's products, but there can be no assurances that the Partnership will not have unexpected problems or incur unexpected costs. In addition, the Partnership has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

              For its information technology exposures, to date the Partnership is 90% complete on the remediation phase and expects to complete software reprogramming and replacement in the second quarter of 1999. Once software is reprogrammed or replaced for a system, the Partnership begins testing and implementation. These phases run concurrently for different systems. To date, the Partnership has completed 70% of its testing and has implemented 75% of its remediated systems. Completion of the testing phase for all significant systems is expected by September 30, 1999. There can be no assurances that the Partnership will complete implementation of its Year 2000 plan prior to year-end and contingency plans have not yet been developed.

     The Partnership has queried its significant suppliers and subcontractors that do not share information systems with the Partnership ("External Agents"). To date, the Partnership is not aware of any External Agent with a Year 2000 Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership. The effect of non-compliance by External Agents is not determinable.

              The Partnership expects to spend $837,000 related to the Year 2000 Issue. As of December 31, 1998, the Partnership had spent $545,000 on the Year 2000 Issue with the remainder scheduled to be incurred in 1999. Substantially all of the $837,000 is for newly purchased software or hardware with new features and enhancements in addition to being Year 2000 compliant. Accordingly, substantially all of the costs have been or will be capitalized.

              There is no guarantee that the Partnership will succeed in implementing its Year 2000 Plan. If the Partnership's replaced technology system fails the testing phase, delays in billing and/or collection could occur. If the computer systems of third party vendors that the Partnership exchanges data with fail, significant problems could occur in billing and/or collection.
Although the Partnership doesn't yet have a formal contingency plan in place, one will be developed based on the outcome of the testing phase, which should be complete by the third quarter of 1999.

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk

         The Partnership had petroleum inventory valued in the financial statements at December 31, 1998 of $6.9 million. The fair market value of such inventories are subject to market risks based on price changes in the commodities market. The
Partnership generally does not hedge these market risks.

         The Partnership's debt is also subject to market risks based on changes in the prime rate. The Partnership does not hedge this market risk either. Approximate debt maturities for the next five years and applicable interest rates are as follows:

(This page should be printed on 14" x 8.5" paper)

                                          1999                 2000                2001
                                   ------------------   -----------------   -----------------
                                      Amount     Rate     Amount     Rate      Amount    Rate
                                   -----------   ----   ----------   ----   ----------   ----
Revolver (LIBOR+3% or Prime+1.75%) $    45,110     -    $        -     -    $        -     -
Varde Revolver                                   -    11%            -    11%    1,375,242    11%
A Term Loan                                  -    13%    5,412,792    15%    3,418,604    17%
B Term Loan                                  -    13%            -    15%            -    17%
C Term Loan                                  -    13%            -    15%            -    17%
Subordinate Note A (Prime+1%)                -     -             -     -             -     -
Other Installment Loans (8% to 9%)     192,347     -       490,965     -       172,365     -
                                    ----------          ----------          ----------
                                   $   237,457          $5,903,757          $4,966,211
                                    ==========          ==========          ==========




                                          2002                 2003            Thereafter
                                   ------------------   -----------------   -----------------
                                       Amount    Rate     Amount     Rate     Amount     Rate      Total
                                   -----------   ----   ----------   ----   ----------   ----  -----------
Revolver (LIBOR+3% or Prime+1.75%) $         -     -    $        -     -    $        -     -   $    45,110
Varde Revolver                                   -     -             -     -             -     -     1,375,242
A Term Loan                         11,168,604    18%            -     -             -     -    20,000,000
B Term Loan                         10,111,337    18%            -     -             -     -    10,111,337
C Term Loan                          4,978,874    18%            -     -             -     -     4,978,874
Subordinate Note A (Prime+1%)        2,744,851     -             -     -             -     -     2,744,851
Other Installment Loans (8% to 9%)     172,365     -       172,365     -     4,640,329     -     5,840,736
                                   -----------          ----------          ----------         -----------
                                   $29,176,031          $  172,365          $4,640,329         $45,096,150
                                   ===========          ==========          ==========         ===========

Given the financial condition of the Partnership as discussed in
Note 1 of Notes to Financial Statements, and because quoted prices are not readily obtainable, management believes it is not practicable to estimate the fair value of its debt and credit facilities.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Partnership, together with the report thereon of Ernst & Young LLP, appear on pages F-2 through F-18 of this report. See the Index to Financial
Statements on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None.
PAGE

                            PART III

Item 10. Directors and Executive Officers of the Partnership

         Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 1998 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     70     Chairman of the Board

Brad Stephens         48     Chief Executive Officer, Treasurer,
                             and Director

D. Wayne Malone       55     President, Chief Operating Officer
                             and Director

Douglas Y. Bech       53     Director

Clark Johnson         53     Director

Robert Rice           76     Director

Craig Sincock         46     Director

Dave Caddell          49     Vice President and General Counsel

George Percival       39     Chief Financial Officer

Judy Sharrow          39     Secretary

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

     Douglas Y. Bech. Mr. Bech became a director of the Managing General Partner in 1993. He is Chairman and Chief Executive Officer of Raintree Resorts International, Inc. and the founding partner of Raintree Capital Company, L.L.C., a merchant banking firm. From 1994 to 1997, Mr. Bech was a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., and from 1993 to 1994 he was a partner in the law firm of Gardere & Wynne, L.L.P. From 1970 to 1993, he was associated with and a senior partner of the law firm of Andrews & Kurth, L.L.P. Mr. Bech is also a director of Frontier Oil Corporation and efax.com, Inc. Mr. Bech serves as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

     Clark Johnson. Mr. Johnson became a director of the Managing General Partner in 1993. He is President and CEO of Frontier Refining and Marketing, Inc., a refining and marketing company which is a subsidiary of Frontier Oil Corporation. He also serves as Senior Vice President of Frontier Oil. Prior to those positions, he held the positions of Executive Vice President and Chief Operations Officer of Kerr-McGee Refining Corporation, and senior management positions with Coastal Corporation and Tenneco Oil Company. Mr. Johnson serves as a member of the Audit and Conflicts Committee and as Chairman of the Compensation Committee of the Managing General Partner.

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

     Dave Caddell. Mr. Caddell is Vice President and General Counsel. He practiced general corporate law as a sole practioner from November 1992 to March 1994. Previously, he served as Vice President and General Counsel of the Predecessor Companies and the Partnership from 1985 to October 1992.

     George Percival. Mr. Percival, a Certified Public Accountant, came to the Partnership in June 1990, and has served as Chief Financial Officer since August of 1994. Prior to joining the Partnership, he was with Computer Language Research (d.b.a. Fast-Tax), where he had been the Senior Tax Manager since 1987. Prior to that he was employed by the accounting firms of Coopers & Lybrand (1984 to 1987), and Fox and Company (1981 to
1984).

     Judy Sharrow. Ms. Sharrow has served as Secretary of the Managing General Partner since October 1992. In addition, she is Manager of Investor Relations for the Partnership. Ms. Sharrow has been associated with the Predecessor Companies since 1983.

Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 1998, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under Officers' Compensation is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership. Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units.

         Effective December 31, 1996, the special participation interest of the Special General Partner and the incentive interests of the Managing General Partner were eliminated as a result of the adoption of the Second Amended and Restated Agreement of Limited Partnership. For the year ended December 31, 1998, the Special General Partner did not receive any distributions in respect of the Common Units. The Partnership reimburses the General Partners for all their direct and indirect costs (including general and administrative costs) allocable to the Partnership. See "Certain Relationships and Related Transactions."

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 1998, 1997 and 1996 by the Partnership to the executive officers of the Managing General Partner:
PAGE

(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE
                                                          Long-Term
                                                         Compensation
                                                         ------------
                                                          Securities
                                                          Underlying
                                                           Options/     All Other
                           Year    Salary       Bonus      UARs <F1>  Compensation<F2>
                           ----   --------     -------   ------------ ------------
Brad Stephens              1998   $225,000     $12,500         -          $ 7,300
Chief Executive Officer    1997    225,000         -           -            8,800
                           1996    225,000         -         56,000         8,500

D. Wayne Malone            1998    225,000      12,500         -            7,200
Chief Operating Officer    1997    225,000         -           -            8,900
                           1996    225,000         -         56,000         8,500

Dave Caddell               1998    165,000      10,000         -            7,200
Vice President/General     1997    165,000         -           -            7,300
Counsel                    1996    165,000         -         32,000         7,300

George Percival            1998    115,000      20,000         -            4,900
Chief Financial Officer    1997    100,000         -           -            4,000
                           1996    100,000      20,000       16,000         4,200

<F1>
The Partnership implemented a Unit Appreciation Rights Plan under which certain key employees of the Partnership received unit appreciation rights ("UARs").  This column represents the number of UARs granted to each of the officers listed in the table.
See "-(c) Benefit Plans - Unit Appreciation Rights."  Effective December 31, 1997, the
number of UARs previously granted to the officers was reduced retroactive to December 31,
1996.
<F2>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer and reimbursement of income taxes on certain perquisites.  See "- Benefit Plans -
Section 401(k) Plan" below.

PAGE

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

     Unit Appreciation Rights. During 1996, the Partnership implemented a Unit Appreciation Rights Plan for officers and key employees. Under the plan, individual employees can be granted UARs whereby the holder of the UARs entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of UARs awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is for ten years from the grant date. It is anticipated that UARs aggregating approximately 10% of the total units will be reserved for issuance to key employees. However, no Common Units are expected to be issued under this plan.

         On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 UARs at an exercise price of $3.75 per unit. Since the fair market value of the UARs did not exceed the exercise price at December 9, 1996, no compensation expense was accrued. Effective December 31, 1997, the number of UARs was increased to 299,996, reallocated among four officers and eleven employees, and the exercise price was reduced to $1.94 per unit.
The UARs were fully vested on December 31, 1998; however, none were exercised.

         A one-time award of 70,000 UARs was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.

         Section 401(k) Plan. The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution each year equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The participant's contribution to the plan may not exceed the limitation as outlined under Internal Revenue
Code section 402(g). The Partnership's contributions vest over a seven-year period, subject to immediate vesting upon retirement.
The Summary Compensation Table above includes amounts contributed to the plan by the Partnership on behalf of the four most highly compensated executive officers in the column titled "All Other Compensation."

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

a)  Security Ownership of Certain Beneficial Owners as of
    February 28, 1999.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of February 28, 1999.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        Estate of James B. Stovell   930,000    18.8%
                    Mountain Lake
                    Lake Wales, FL   33859

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601

Common Units        Pride SGP, Inc.              317,000     <F1>
                    1209 North Fourth Street
                    Abilene, TX   79601

Common Units        Varde Partners, Inc.       2,710,000     <F2>
                    3600 West 80th Street
                    Suite 425
                    Minneapolis, MN   55431

[FN]
<F1>
On December 31, 1997, Pride SGP converted certain indebtedness into Series E Preferred Units which are convertible into 317,000 Common Units. If converted as of December 31, 1998, such 317,000 Common Units would represent 4.0% of the 7,977,000 potentially outstanding Common Units as a result of the conversion of all convertible securities. See "Financial Condition -Financial Resources and Liquidity."
<F2>
In conjunction with Varde's assumption of the outstanding bank debt on December 31, 1997, Varde holds preferred equity securities including $10.0 million of Series B Preferred Units and $5.3 million of Series C Preferred Units which are convertible into 1,480,000 and 794,000 Common Units, respectively. Additionally, Varde purchased and assumed a note from the previous lenders which was converted to the Subordinate Note A and is further convertible into 436,000 Common Units. If all such securities were converted as of December 31, 1998, such 2,710,000 Common Units would represent 34.0% of the 7,977,000 potentially outstanding Common Units as a result of the conversion of all convertible securities. See "Financial Condition - Financial Resources and Liquidity."

b)  Security Ownership of Management

     The following table sets forth certain information, as of February 28, 1999, concerning the beneficial ownership of Common Units by each director of the Managing General Partner and by all directors and officers of the Managing General Partner as a group.

                                               Percentage of
Name              Number of Common Units<F1>       Class
____              ______________________       _____________

E. Peter Corcoran             -                      -
Brad Stephens              1,100                    <F2>
D. Wayne Malone            4,135                    <F2>
Douglas Y. Bech              300                    <F2>
Clark Johnson                 -                      -
Robert Rice                3,000                    <F2>
Craig Sincock                 -                      -
Dave Caddell               1,000                    <F2>
George Percival               -                      -
Judy Sharrow                  -                      -
                          ------                   -----
All directors and officers
as a group                 9,535                    0.2%
(10 persons)

[FN]
<F1>
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.
<F2>
Each of these directors and officers of the Managing General Partners owned beneficially, as of February 28, 1999, less than 1% of the Common Units outstanding on such date.

     The foregoing does not include any Common Units which would be obtained by those members of management as a consequence of their purchase of an interest from Varde in the B Term Note, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. See "Financial Condition - Financial Resources and Liquidity.

Item 13. Certain Relationships and Related Transactions

         The Partnership is managed by the Managing General Partner pursuant to the Third Amended and Restated Agreement of Limited Partnership of the Partnership. See "Business and Properties - General" and "Executive Compensation - Compensation of the
General Partners" for certain information related to compensation and reimbursement of the General Partners. The Special General Partner is beneficially owned approximately 18% by Mr.
Schumacher (a past officer and director of the Managing General Partner), 10% by Mr. W.E. Rector (a business partner of
Mr. Schumacher), 9% by Mr. Malone, 7% by Mr. Stephens, 5% by Mr.
T. M.  Broyles (a past officer of the Managing General Partner),
4% by Mr. Corcoran, 2% by Mr. Caddell, 34% by trusts established for the relatives of certain deceased members of management, and 11% by relatives of certain deceased members of management. The Managing General Partner is beneficially owned approximately 39% by Mr. Malone, 39% by Mr. Stephens, 16% by Mr. Caddell, and 6% by Mr. Corcoran.

         The Partnership has an agreement with Pride SGP to lease defined segments of the Crude Gathering System pipeline until 2000, with an option to extend the lease through March 2013, as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days' notice. As consideration for this lease, the Partnership has agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services is currently estimated to be approximately $300,000 annually. In addition, the Partnership pays the taxes, insurance, and other costs. In conjunction with the refinancing that occurred on December 31, 1997, the lease was amended to reduce the rentals to a maximum of $400,000 annually provided certain debt is outstanding. Prior to December 31, 1997, the Partnership accrued rentals to Pride SGP of $0.20 per barrel for all crude oil transported by the Partnership or third parties with contractual relationships with it, through the 143-mile section from Hearne to Comyn. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1998, 1997 and 1996 totaled approximately $400,000, $788,000 and $919,000, respectively, for the lease of the pipeline.

         For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning
January 1, 1999, rental payments to Pride SGP were suspended again and are not expected to resume in the foreseeable future.
Approximately $1,846,000 is included in other long-term liabilities at both December 31, 1998 and December 31, 1997 related to unpaid rentals.

         The lease agreement with Pride SGP was not entered into on an arm's-length basis. The original rent under the lease was determined based on the revenue generated from an expected throughput of 20,000 BPD. While management is not able to determine whether the terms of the agreement are comparable to those which could have been obtained by unaffiliated parties, management believes such terms are fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which, as discussed under "Business and Properties -- Partnership Operations and Products -- Crude Oil Gathering Operations," currently enables the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners. In addition, management believes the value of the leased segment of the Comyn System has increased with the development of the Austin Chalk formation in South Central Texas and the increasing need for crude oil transportation in that area.

         For the year ended December 31, 1998, the Partnership transported 9,729 BPD of high quality crude oil from the eastern portion of the Austin Chalk formation through this pipeline. The Partnership has the option to purchase these pipeline segments for $10 million.

         During the period from January 1, 1996 through July 19, 1996, the Partnership sold $3.8 million of refined product to Dunigan
Fuels. Mike Dunigan was a minority shareholder of Dunigan Fuels and is also a beneficiary of two trusts that own stock in Pride
SGP. On July 19, 1996, Dunigan Fuels was sold to a third party; therefore, Dunigan Fuels is no longer considered to be a related party to the Partnership.

         The Partnership utilizes a plane from time to time, as needed, on a per hour market rate basis from an entity controlled by Messrs. Malone and Stephens, officers of the Managing General
Partner. Payments to this entity totaled $70,000, $83,000 and $62,000 during 1998, 1997 and 1996, respectively.

         The Partnership leases property from a relative of Mr.
Stephens. Lease payments related to this property were approximately $40,000, $38,000 and $36,000 in 1998, 1997 and
1996, respectively.

         Firms associated with Mr. Bech, a current director of the Managing General Partner, were paid $55,000 and $208,000 for legal services during 1997 and 1996, respectively.

         Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2.5 million and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning in the latter part of 1995, the Partnership ceased making interest payments on the loans to Pride
SGP in accordance with an amendment to the then existing credit agreement. Accrued interest payable at both December 31, 1998 and 1997 was $548,000. On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2.0 million and the Series F Preferred Units of $450,000. For the year ended December 31, 1998, the Partnership had accumulated arrearages of $195,000 on the Series E Preferred Units and Series
F Preferred Units. The Series E Preferred Units are convertible into 317,000 Common Units. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations -
Financial Condition - Financial Resources and Liquidity."

         On December 31, 1997, certain members of management invested an aggregate of $2.0 million in the form of a note payable to Varde and received a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde is secured by management's interest in such securities. Any cash yield on management's share of such securities is paid to Varde as interest, net of applicable federal income tax.

         Varde and management of the Managing General Partner have the right to receive a total of up to 34.0% of the Partnership's
Common Units, through the conversion of redeemable preferred equity and convertible debt as described in the Partnership's
1996 consent solicitation. See "Management's Discussion and
Analysis of Operations and Financial Condition - Financial
Resources and Liquidity."
PAGE

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

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 1998:

     None.

                           SIGNATURES

     Pride Companies, L.P., pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE COMPANIES, L.P.
(Registrant)
By: Pride Refining, Inc.
    as Managing General Partner

By:     /s/Brad Stephens
    Chief Executive Officer, Treasurer, and Director



DATED: March 31, 1999

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

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

/s/E. Peter Corcoran  Chairman and Director        March 31, 1999

/s/Brad Stephens      Chief Executive Officer,     March 31, 1999
                      Treasurer, and Director

/s/D. Wayne Malone    President, Chief Operating   March 31, 1999
                      Officer, and Director

/s/Douglas Y. Bech    Director                     March 31, 1999

/s/Clark Johnson      Director                     March 31, 1999

/s/Robert Rice        Director                     March 31, 1999

/s/Craig Sincock      Director                     March 31, 1999

/s/Dave Caddell       Vice President and           March 31, 1999
                      General Counsel

/s/George Percival    Chief Financial Officer      March 31, 1999
                      (Principal Financial Officer)

/s/Judy Sharrow       Secretary                    March 31, 1999

/s/Bob Lee            Controller (Principal        March 31, 1999
                      Accounting Officer)
PAGE

                  INDEX TO FINANCIAL STATEMENTS

Report of Ernst and Young LLP, Independent Auditors

Balance Sheets at December 31, 1998 and 1997

Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital(Deficiency) for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996

Notes to Financial Statements

     All schedules are omitted because they are not applicable or the required information is shown elsewhere in this report.
PAGE

     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors of the
   Managing General Partner

We have audited the accompanying balance sheets of Pride
Companies, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital
(deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP

Fort Worth, Texas
February 12, 1999, except for
  Notes 1, 4 and 8, as to which
  the date is April 15, 1999

                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                  At December 31, 1998 and 1997
               (In thousands, except unit amounts)

                                             1998         1997
                                             ____         ____
ASSETS
CURRENT ASSETS
   Cash and cash equivalents--Note 1       $   2,592    $  5,008
   Accounts receivable, less allowance
     for doubtful accounts of $99 and
     $59, respectively--Note 6                10,052      14,543
   Inventories--Notes 1 and 2                  7,582      13,036
   Prepaid expenses                              704         780
                                            --------     -------
   TOTAL CURRENT ASSETS                       20,930      33,367

PROPERTY, PLANT AND EQUIPMENT, net--Note 3    45,534      47,588

ASSETS NO LONGER USED IN THE
BUSINESS--Note 3                               4,301       7,353

DEFERRED FINANCING COSTS--Note 1               5,307       6,570

OTHER ASSETS                                     390         403
                                            --------     -------
                                            $ 76,462     $95,281
                                            ========     =======
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                         $ 16,573     $26,670
   Accrued payroll and related
     benefits--Note 1                            903       1,870
   Accrued taxes                               2,972       3,323
   Other accrued liabilities--Note 1             924       2,811
   Current portion long-term debt--Note 4        237       2,084
                                            --------     -------
   TOTAL CURRENT LIABILITIES                  21,609      36,758

LONG-TERM DEBT--Note 4                        44,859      41,087

DEFERRED INCOME TAXES--Note 1                  2,295       2,405

OTHER LONG-TERM LIABILITIES--Note 1           12,160      10,935

COMMITMENTS AND CONTINGENCIES--Note 5

REDEEMABLE PREFERRED EQUITY, including
   $2,450 at December 31, 1998 and
   1997 to the special general partner
   --Notes 7 and 8                            19,529    19,529

PARTNERS' CAPITAL (DEFICIENCY)
   Common Units (5,275,000 units
      authorized and 4,950,000 units
      outstanding)--Notes 4 and 9            (23,042)   (14,656)

   General partners' interest                   (948)      (777)
                                            --------   --------
                                            $ 76,462   $ 95,281
                                            ========   ========

See accompanying notes.
/TABLE

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
          Years ended December 31, 1998, 1997 and 1996
             (In thousands, except per unit amounts)
                                            1998        1997       1996
                                            ____        ____       ____
Revenues--Note 6:
   Refinery and Products Marketing
     Business                            $ 121,189    $ 277,179   $294,328
   Crude Gathering System                  300,566      494,155    597,425
   Intrasystem and other                   (41,128)    (236,437)  (276,550)

                                          --------     --------   --------
                                           380,627      534,897    615,203
Cost of sales and operating expenses,
   excluding depreciation--Note 7          369,280      516,145    596,841
Refinery closure costs--Note 1                  -        41,396          -

Marketing, general and administrative
   expenses--Note 7                          8,001       8,955      10,111
Depreciation                                 3,438       6,872       6,976
                                          --------    --------    --------
   OPERATING INCOME (LOSS)                     (92)    (38,471)      1,275

Other income (expense):
   Interest expense (including interest
     paid in kind of $1,344 and
     increasing rate accrued interest
     of $1,030 in 1998)                     (6,144)     (5,316)     (5,808)
   Credit and loan fees (including
     amortization of $1,323 and credit
     and loan fees paid in kind of
     $150 in 1998)                          (2,753)     (1,952)     (2,109)
   Other - net                                 346         564         179
                                          --------    --------    --------
                                            (8,551)     (6,704)     (7,738)
                                          --------    --------    --------
   LOSS BEFORE INCOME TAXES                 (8,643)    (45,175)     (6,463)

Income tax benefit                              86         144          48
                                          --------    --------    --------
   NET LOSS                              $  (8,557)  $ (45,031)  $  (6,415)
                                          ========    ========    ========
Before Conversion--Note 9:
  Basic and diluted net loss per Unit:
     Preferred Unit                             -           -    $   (0.63)
     Old Common Unit                            -           -        (0.63)

After Conversion--Note 9:
  Basic and diluted net loss per
  Common Unit                            $   (2.04)  $   (8.92)  $   (1.27)

Numerator:
  Net loss                               $  (8,557)  $ (45,031)  $  (6,415)
  Preferred distributions in arrears        (1,763)          -          -
                                          --------    --------    --------
  Net loss less preferred distributions    (10,320)    (45,031)     (6,415)
  Less net loss allocable to
    2% general partner interest                206         901         128
                                          --------    --------    --------
  Numerator for basic and diluted
    earnings per unit                    $ (10,114)  $ (44,130)  $  (6,287)
                                          ========    ========    ========

Denominator:
  Denominator for basic and diluted
  earnings per unit before conversion:
     Preferred Units                           -            -        4,700
     Old Common Units                          -            -        5,250
  Denominator for basic and diluted
  earnings per unit after conversion:
     Common Units                           4,950        4,950       4,950


See accompanying notes.
/TABLE

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1998, 1997 and 1996
                              (In thousands)
                                                       General
                               Preferred     Common    Partners'
                                 Units       Units     Interest     Total
                               ---------   ---------   ---------   -------
Balance at December 31, 1995   $  17,739   $  18,022   $    252    $36,013

Net loss                          (2,970)     (3,317)      (128)    (6,415)
Conversion of Preferred Units
  into Common Units              (14,769)     14,769         -          -
                               ---------   ---------   --------    -------
Balance at December 31, 1996   $      -       29,474        124     29,598
                               =========

Net loss                                     (44,130)      (901)   (45,031)
                                           ---------   --------    -------
Balance at December 31, 1997                 (14,656)      (777)   (15,433)

Net loss                                      (8,386)      (171)    (8,557)
                                           ---------   --------   --------
Balance at December 31, 1998               $ (23,042) $    (948) $ (23,990)
                                           =========   ========   ========

See accompanying notes.
/TABLE

                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1998, 1997 and 1996
                              (In thousands)
                                           1998        1997          1996
                                           ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $ (8,557)    $(45,031)   $  (6,415)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
       Depreciation                        3,438        6,872        6,976
       Amortization of loan costs          1,323           -            -
       Retirement of property,
         plant and equipment                  -           220           -
       Deferred tax benefit                 (110)        (185)        (128)
       (Gain)loss on sale of property,
         plant and equipment                (223)        (319)         (40)
       Asset impairment                       -        40,000           -
       Paid in kind interest and
         credit and loan fees              1,494           -            -
       Increasing rate accrued interest    1,030           -            -
       Lower of cost or market adj.        1,197           -            -
       Net effect of changes in:
          Accounts receivable              4,491        3,620       (1,958)
          Inventories                      4,257        6,135       (4,923)
          Prepaid expenses                    76          506          320
          Accounts payable and other
            long-term liabilities         (9,902)      (5,667)       7,566
          Accrued liabilities             (3,205)         (73)         226
                                         -------      -------      -------
            Total adjustments              3,866       51,109        8,039
                                         -------      -------      -------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   (4,691)       6,078        1,624

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment                              (1,541)      (2,087)      (1,944)
  Proceeds from asset disposals            3,453          450           61
  Other                                       (8)         144           13
                                         -------      -------      -------
   NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                    1,904       (1,493)      (1,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
   facilities                             87,247      134,919       47,799
  Payments on debt and credit
   facilities                            (86,816)    (132,452)     (47,366)
  Deferred financing costs                   (60)      (2,516)          -
  Other                                       -            -            (3)
                                         -------      -------     --------
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                      371          (49)         430
                                         -------      -------     --------
   NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   (2,416)       4,536          184

  Cash and cash equivalents at beginning
   of the period                           5,008          472          288
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                       $  2,592    $   5,008    $     472
                                        ========     ========     ========

See accompanying notes.

PAGE

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations: Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates (i) a crude oil gathering business that gathers, transports, resells and redelivers crude oil in the Texas market (the "Crude Gathering System") and
(ii) one common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas
(the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel
(the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (formerly, Texaco Trading and Transportation, Inc.) (the "Equilon Agreement") to market through its products pipeline and Products Terminals.
         Prior to mothballing the Refinery, the Partnership's operations were considered a single industry segment, the refining of crude oil and the sale of the resulting petroleum products. The primary purpose of the Crude Gathering System was to purchase and sell crude oil in order to provide a supply of the appropriate grade of crude oil at strategic locations to be used as feedstock for the Refinery.
         As a result of the Equilon Agreement and the mothballing of the Refinery, the Crude Gathering System now markets crude oil to other refineries and the Partnership now operates two separate and distinct industry segments, the Crude Gathering System segment and the Products Marketing Business segment. The Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products Marketing Business operates one products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"), and the Products Terminals.
In connection with the mothballing of the Refinery, another products pipeline owned by the Partnership that extends from the Abilene Terminal to the Aledo Terminal was idled, since Equilon's pipeline is connected to the Aledo Terminal. The Partnership's operations are conducted primarily in the State of Texas.
         Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Special
General Partner (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. In accordance with the Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner perform services for the Partnership in this capacity.
         The financial statements of the Partnership include all of its wholly owned subsidiaries including partnership interests. All significant intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating Environment and Adverse Financial Condition:  The Partnership has
not historically complied with its financial and performance covenants included in its various credit facilities with lenders.  At December 31,
1998, the Partnership was not in compliance with certain financial covenants contained in the various credit agreements; however, waivers have been obtained. Based on the revised terms, as of April 15, 1999, agreed to by the principal creditors, management now believes the Partnership can maintain compliance with the covenants through December 31, 1999.
         The Partnership's operating results have declined as a result of increasing competition, depressed operating margins and higher financing costs.  Crude gathering volumes have decreased in each of the last five years.  Gasoline, diesel and military aviation fuel sales have also
declined.   Excluding the $41,396,000 in "refinery closure costs" (see
Statement of Operations), the loss in 1998 increased to $8,557,000 from $3,635,000 in 1997 as a result of increased interest and credit and loan fees and weaker results in 1998 for the Products Marketing Business and
Crude Gathering System compared to the Refinery and Crude Gathering System in 1997. The $41,396,000 in refinery closure costs included a $40,000,000 noncash charge for impairment of certain refinery fixed assets, $1,750,000 related to the closure of the refinery and related severance costs, and $367,000 related to the writeoff of certain refinery assets offset by
$721,000 in accruals that were reversed since the refinery was mothballed.
Of the $1,750,000, $1,200,000 and $550,000 was included in the balance sheet under the captions other accrued liabilities and accrued payroll and
related benefits, respectively, as of December 31, 1997.   The remaining
amount accrued at December 31, 1998 is $60,000 and management expects to incur the remainder in 1999.
          Under the new military aviation fuel contract with the U. S. Government which begins April 1, 1999 and ends March 31, 2000, the
Partnership will supply approximately 48% of the volumes that it supplied under the contract which began April 1, 1998 and ends March 31, 1999.
Margins under the new contract will be 1.5 cents per gallon lower than the prior contract.
         Declines in crude oil and refined product prices have had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital.  Further declines could have a material adverse effect on the Partnership.
         Product sales for April 1998 through June 1998 were below management's budgeted sales due to startup problems experienced by Equilon with its new products pipeline. As a result, delivery and corresponding sales of gasoline, diesel and military aviation fuel were substantially below expectations. Throughout the second quarter of 1998, the Partnership was unable to deliver contractual volumes, particularly to the government.
The Partnership is currently delivering to the government contractual volumes and gasoline and diesel sales have also increased from the second quarter of 1998. Equilon performed an extensive pipeline cleaning operation and the situation has improved.  However, there can be no assurance that further problems will not be encountered.
         As a result of the problems associated with the startup of the pipeline, Equilon has agreed to certain contract concessions.On October 1,
1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon is leasing certain tankage from the Partnership and will sell refined products to the Partnership daily from such facilities through December 31, 1999, thus eliminating the need for the Partnership to maintain its own inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory after December 31, 1999 provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000.
         The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Since 1993, the Partnership has been able to achieve continuous reductions in marketing, general and administrative expenses. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the
Gulf Coast via pipeline or significant declines in crude oil and petroleum
prices occur.   Though management has and will continue to pursue options
regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements, if achieved, will be gradual, in many cases, will take sustained periods of time to implement in order to achieve profitability and cannot be assured.
As a result, the Partnership has engaged an investment advisor to assist the Partnership in considering and analyzing various potential business opportunities involving the Crude Gathering System, including possible strategic alliances and joint ventures and a possible sale of the Crude Gathering System. Although the Partnership has been and continues to be in discussions with various third parties regarding possible transactions, the Partnership (as of April 15, 1999) has not entered into any binding agreement involving a business combination or sale involving the Crude Gathering System and is unable to predict the certainty of entering into or consummating any such transaction. In December 1998, the Partnership sold
the diesel desulfurization unit for $3,100,000.   This sale resulted in a
tax loss which was allocated to the unitholders. Future sales could result in taxable income which likewise would be allocated to unitholders without a corresponding cash distribution from the Partnership. If a unitholder's passive loss carryforwards are less than the unitholder's share of such income, the unitholder will have to satisfy any resulting liability with cash from other sources. The Partnership's credit agreement restricts the payment of distributions through maturity.

1997 Restructuring and Recapitalization: On December 31, 1997, the Partnership completed a multiphase restructuring and recapitalization of the Partnership's debt and equity as described in the Partnership's 1996 consent solicitation dated October 7, 1996. The initial phase called for the execution of documents with the Partnership's previous bank lenders and was completed on August 13, 1996. Effective December 31, 1996, the Unitholders adopted amendments to the Partnership Agreement which included conversion of the outstanding preferred units into common units and the cancellation of all previous preferred and common unit arrearages. As part of the 1996 restructuring plan, the previous lenders converted a portion of their term loan into notes, lowered certain interest rates and credit and loan fees and extended the maturity. Effective December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt ("Old Bank Debt"). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility on December 31, 1997. Pride SGP converted two notes into redeemable preferred equity securities (see Note 8). The Partnership incurred cost of $60,000 in 1998 and $6,570,000 in 1997 (including $3,257,000 in noncash fees) related to the restructuring and recapitalization which are included in deferred financing costs. During 1998, 1997 and 1996, the Partnership expensed $1,325,000 ($1,323,000 related to the amortization of the deferred financing costs), $613,000 and $1,064,000, respectively, related to the restructuring and recapitalization.

Varde Transaction: In addition to the assumption by Varde of the Old Bank Debt, Varde loaned the Partnership an additional $4,693,000 for working capital purposes (the "New Loan"), including fees and costs associated with the restructuring and recapitalization. After completion of the restructuring and recapitalization, Varde held the following securities, in order of seniority:
   (i) Series A Term Loan ("A Term Loan") maturing December 31, 2002, representing the first $20,000,000 of Varde's investment.
   (ii) Series B Term Loan ("B Term Loan") maturing December 31, 2002 in the amount of $9,500,000, which represents certain of the amounts paid to the banks to purchase the Old Bank Debt plus the amount of the New Loan and a transaction fee of $500,000 for bridging the A Term Loan,
   (iii) Series C Term Loan ("C Term Loan") maturing December 31, 2002 in the amount of $4,689,000 which represents Old Bank Debt,
   (iv) Series A Unsecured Loan ("Subordinate Note A") in the amount of $2,500,000 maturing December 31, 2002, representing the conversion of the Old Series A Note (see Note 4),
   (v) Series B Cumulative Convertible Preferred Units ("Series B Preferred Units") in the amount of $9,322,000, representing the conversion of the Old Series B Note (see Note 4), which Series B Preferred Units are subject to mandatory redemption at December 31, 2002,
   (vi) Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") in the amount of $5,000,000, representing the conversion of the Old Series C Note (see Note 4), which Series C Preferred Units are subject to mandatory redemption at December 31, 2002, and
   (vii) Series D Cumulative Preferred Units ("Series D Preferred Units") in the amount of $2,757,000 issued as a result of the increase in the purchase price of the Old Bank Debt, which Series D Preferred Units are subject to mandatory redemption at December 31, 2002.
         On December 31, 1997, certain members of management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in $6,000,000 of the B Term
Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde is secured by Management's interest in such securities. Any cash yield on Management's share of such securities is paid to Varde as interest, net of applicable federal income tax.
         The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the claim against the Defense Energy Support Center will be used to retire up to $6,000,000 of the A Term Loan, if then outstanding, and up to $5,000,000 of B Term Loan with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership (see Note
5).

Revenue Recognition: Revenue is recognized from the sale of crude oil and refined products at the time of delivery to the customer. Transportation fees are recognized when the crude oil or products are delivered to the contracted destination.

Net Loss Per Unit:   Basic net loss per common unit is computed using the
weighted average number of common units outstanding. Diluted net loss per unit is computed by adjusting the units outstanding and net loss for the potential dilutive effect of the convertible securities and unit appreciation rights (see Note 10). However, the effect of these securities was antidilutive in 1998, 1997 and 1996.

Inventories: Inventories are stated at the lower of cost or market value. Crude oil and refined product exchanges are accounted for on the inventory method. Cost is determined using the last-in, first-out (LIFO) method. Management believes that the LIFO method better matches current costs with current revenues and minimizes the effects of price changes on inventories. In 1998, the cost of sales and operating expenses, excluding depreciation, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.

Property, Plant and Equipment and Assets No Longer Used In The Business:
Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method for financial reporting purposes based upon the estimated useful lives of the various assets (see Note 3).
    Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for the years ended December 31, 1998, 1997 and 1996 was $3,423,000, $4,058,000 and $4,115,000,
respectively.
    Assets no longer used in the business are stated at fair market value. On March 22, 1998, the Partnership mothballed the refinery; however, some refinery assets are still used in connection with the Equilon Supply Agreement. Accordingly, the Partnership evaluated the ongoing value of the refinery assets that would no longer be used in the business in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Based on this evaluation, the Partnership determined that assets with a carrying amount of $47,353,000 were impaired and wrote them down by $40,000,000 to their fair value. Fair value was based on independent appraisals discounted at a market rate of interest. As a result of the sale of the diesel desulfurization unit for $3,052,000 in December 1998, assets no longer used in the business has been reduced by the sales proceeds.

Other Long-Term Liabilities: In connection with its crude gathering system operations, as first purchaser of crude oil the Partnership makes distributions of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners are unclear or the owners cannot be located for long periods of time. When such is the case, the Partnership retains the liability for the payments until the ownership interest is clarified or the owners located, at which time payment is made. When an owner cannot be located, state statutes generally require that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and classified as current accounts payable, with the remainder classified as other long-term liabilities. At December 31, 1998 and 1997, other long-term liabilities included $8,736,000 and $8,541,000, respectively, related to these interest owners.
    Also included in other long-term liabilities are payables to Pride SGP of $2,394,000 at December 31, 1998 and 1997 for accrued interest and accrued pipeline rentals and payables to Varde of $1,030,000 for increasing rate accrued interest at December 31, 1998 (see Note 4).

Income Taxes and Deferred Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself. The Partnership's tax bases in assets and liabilities (other than Pride Borger, Inc. ("Pride Borger")) are greater than the bases for financial reporting purposes by approximately $6,963,000 at December 31, 1998. The taxable loss reported by the Partnership for the year ended December 31, 1998 is $19,348,000. The major reconciling items between financial income and taxable income reported are the difference in cost of goods sold due to inventory methods of $4,155,000, the difference in depreciation of $3,848,000 and the difference on loss from the sale of the diesel desulfurization unit of $3,936,000.
    The Partnership has two corporate subsidiaries, Pride Borger and Pride Marketing of Texas, Inc., which are separate taxable entities. As separate taxable entities, Pride Borger's and Pride Marketing of Texas' operating results are subject to federal income taxes. The carryover tax bases of certain pipeline assets acquired by Pride Borger in 1994 were significantly less than the purchase price. As a result, a deferred tax liability was established in the accounting records of Pride Borger as part of the purchase price allocation. At December 31, 1998 and 1997, deferred income taxes were $2,295,000 and $2,405,000, respectively.

Retirement Plan: The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The Partnership's contributions vest over a seven year period, subject to immediate vesting upon retirement. Retirement plan expense for the years ended December 31, 1998, 1997 and 1996 was $253,000, $209,000 and
$217,000, respectively.

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

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, receivables, and accounts payable approximates fair value. Given the financial condition of the Partnership as discussed in Note 1, and because quoted prices are not readily obtainable, management believes it is not practicable to estimate the fair value of its debt and credit facilities.

Statements of Cash Flows: For purposes of the statements of cash flows, management considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restrictions on Certain Cash Balances: The Partnership is required to maintain a restricted money market account with Alexander Insurance Group with a balance of $583,000 at December 31, 1998, and $70,000 in escrow with American International Recovery at December 31, 1998 as a condition of its insurance policies.

Changes in Presentation: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2--INVENTORIES

     At December 31, inventories consist of (in thousands):

                                                  1998         1997
                                                -------      -------
     Crude oil                                 $  5,433     $  8,388
     Refined products and blending materials        133        6,473
                                                -------      -------
                                                  5,566       14,861
     Market valuation                            (1,197)           -
     LIFO reserve                                 2,515       (2,837)
                                                -------      -------
     Petroleum inventories                        6,884       12,024
     Spare parts and supplies                       698        1,012
                                                -------      -------
                                               $  7,582     $ 13,036
                                                =======      =======

    At December 31, 1998, petroleum inventories valued using the LIFO method were more than current cost determined using the FIFO method by $1,318,000 and less than current cost determined using the FIFO method by $2,837,000 at December 31, 1997.

    During 1998, the Partnership amended its agreement with Equilon whereby Equilon has assumed title to all of the refined products inventory on hand at the Abilene, San Angelo and Aledo Terminals as of the close of business on September 30, 1998. While this agreement is in place, the Partnership will purchase refined products from Equilon.


NOTE 3--PROPERTY, PLANT AND EQUIPMENT AND ASSETS NO LONGER USED IN
        THE BUSINESS

     A summary of property, plant and equipment at December 31 follows (in thousands):

                                                                Estimated
                                                                  Useful
                                          1998        1997        Lives
                                        --------     -------    ----------
Terminal and storage facilities         $  6,712    $  6,602    4-30 years
Pipelines and related facilities          48,211      46,668    5-30 years
Transportation and terminal equipment      9,878       9,913     3-5 years
Marketing facilities and equipment         1,019       1,202     3-5 years
Administrative facilities and equipment    2,314       1,908     2-5 years
Construction-in-progress                     169         960
                                         -------     -------
                                          68,303      67,253
Less accumulated depreciation             22,769      19,665
                                         _______     _______
                                        $ 45,534    $ 47,588
                                         =======     =======

In connection with the mothballing of the refinery on March 22, 1998, certain assets, net of accumulated depreciation, were written down to fair value (see Note 1) and reclassified in the balance sheet from property, plant and equipment to assets no longer used in the business at December 31, 1997. These assets are no longer being depreciated since they have been idled and are included in the Products Marketing Business segment. As a result of the sale of the diesel desulfurization unit in December 1998, assets no longer used in the business has been reduced by $3,052,000.

NOTE 4--DEBT AND CREDIT FACILITIES

    As previously mentioned (see Note 1), Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's Old Bank Debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under the Old Bank Debt, BankBoston refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
    The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10,000,000 for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $1,216,000 as of December 31, 1998.
    As of April 15, 1999, BankBoston has agreed to amend the facility which will expire January 2, 2001. The total credit line available has been lowered from $65,000,000 to $55,000,000. Though no advances had been drawn under the letter of credit facility at December 31, 1998, the Partnership did have approximately $33,377,000 in outstanding letters of credit. The Partnership had $45,000 in advances under the BankBoston Revolver for direct cash borrowings as of December 31, 1998 and has classified it in the current portion of long-term debt. The fee on outstanding letters of credit was 2.5% per annum as of December 31, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 7.75% at December 31, 1998. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston also charged a $75,000 amendment fee related to an amendment that became effective April 15, 1998 and will be paid $100,000 for the revisions agreed to in April 1999.
    As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds the A Term Loan of $20,000,000, B Term Loan of $10,111,000, C Term Loan of $4,979,000 and Subordinate Note A of $2,745,000 as of December 31, 1998. Varde has also agreed to certain revisions to the credit agreement effective April 15, 1999. In 1999, cash interest payments on the Varde Revolver (see below), A Term Loan, B Term Loan,C Term Loan,Subordinate Note A and Varde's preferred securities are limited to $208,000 per month. Any excess will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 436,000 Common Units and bears interest at prime plus one percent. As consideration for the terms agreed to April 15, 1999, the principal amount of the B Term Loan will be increased by $100,000.
    Since a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense in 1998 reflects an accrual of $1,030,000 which is based on the difference between the effective interest rates and the stated rates.
    In addition, the Partnership maintains a revolving credit facility with Varde ("Varde Revolver"). The original commitment was $2,000,000 for the period April 15, 1998 through November 19, 1998 and was increased to $3,500,000 for the period from November 20, 1998 through January 1, 1999. On January 1, 1999, the line was reduced to the original $2,000,000 commitment. On April 15, 1999, Varde agreed to increase the commitment to $3,000,000. Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. In the second quarter of 1998, the Partnership paid Varde in the form of additional Series B Term Loans fees totaling $150,000. Cash advances under the Varde Revolver mature January 2, 2001.
    Under the terms agreed to on April 15, 1999, payments to Varde are capped at $2,500,000 per annum. To the extent the interest and distributions on the various Varde securities exceed the cap on cash payments, the excess will be paid in kind or increase accumulated arrearages, respectively. As a result of the cash cap, it is likely that all interest on the B Term Loan, C Term Loan, and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure. The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the
new term loan, but no later than June 30, 2003.   The Partnership is
required to make quarterly principal payments on the A Term Loan as set forth in the Varde Agreement as well as make payments of excess cash flow for the preceding year. However, Varde has agreed to forego all principal payments in 1998 and 1999. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim (see Note 5) and certain other transactions including asset sales.
    The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At December 31, 1998, the Partnership was in violation of certain financial covenants of the credit agreements; however, waivers have been obtained. Based on the terms agreed to by the principal lenders on April 15, 1999 which include revised covenants, management now believes the Partnership can maintain compliance with the covenants through December 31, 1999. Substantially, all of the Partnership's assets are pledged as collateral to Varde and BankBoston in connection with the credit agreements. Additionally, Pride SGP has pledged its assets as additional collateral at no cost to the Partnership.
    Other installment loans include a $6,000,000 nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5,502,000 at December 31, 1998 ($5,707,000 at December 31, 1997). The note is supported by a minimum throughput agreement. The assets of Pride Borger are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $172,000 as current at December 31, 1998.
    Amounts outstanding under these credit facilities at December 31 (in thousands):

                                                 1998         1997
                                                ------      -------
     Revolver                                  $    45      $    -
     Varde Revolver                              1,375           -
     A Term Loan                                20,000       20,000
     B Term Loan                                10,111        9,500
     C Term Loan                                 4,979        4,689
     Subordinate Note A                          2,745        2,500
     Other Installment Loans                     5,841        6,482
                                                ------      -------
                                                45,096       43,171
     Less current portion                          237        2,084
                                                ------       ------
                                               $44,859      $41,087
                                                ======       ======

    Approximate debt maturities for the next five years are expected as follows: 1999-$237,000; 2000-$5,904,000; 2001-$4,966,000; 2002-
$29,176,000; 2003-$172,000.
    Interest paid for the years ended December 31, 1998, 1997 and 1996 was $3,770,000, $5,142,000 and $5,944,000, respectively.


NOTE 5--COMMITMENTS AND CONTINGENCIES

    At December 31, 1998, the Partnership is committed to operating leases which require fixed monthly rentals for administrative office space, transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Excluding rentals paid to Pride SGP (see Note 7) for certain pipeline segments, rental expense for the years ended December 31, 1998, 1997 and 1996 was $1,918,000, $2,658,000 and $3,187,000, respectively. The minimum future rentals under noncancelable operating leases at December 31, 1998, excluding Pride SGP, are as follows (in thousands):


          1999                  $  1,404
          2000                       557
          2001                       284
          2002                       200
          2003                       169
          Thereafter                   2
                                  ------
                                 $ 2,616
                                  ======

    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the cost to comply with this study approximates $315,000 and has accrued for this amount at December 31, 1998. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
    On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon is leasing certain tankage from the Partnership and will sell refined products to the Partnership daily from such facilities through December 31, 1999, thus eliminating the need for the Partnership to maintain its own inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory after December 31, 1999 provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000.
    The Partnership has filed a substantial claim against the U. S. Government Defense Energy Support Center (DESC) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership. The ultimate outcome of this matter cannot presently be determined.

NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

    One of the Partnership's major customers is the DESC. Revenues from the DESC comprised 8% of total revenues in 1998, and 11% in 1997 and 1996. Substantially all other customers are engaged in various aspects of the petroleum industry, one of which accounted for 23% of total revenues in 1998, 21% in 1997, and 19% in 1996.
    At December 31, 1998, the Partnership had no receivables from the DESC and the one petroleum industry customer referred to above owed $4,254,000. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.

NOTE 7--RELATED PARTY TRANSACTIONS

    The Partnership has an agreement with Pride SGP to lease defined segments of the Crude Gathering System pipeline until 2000, with an option to extend the lease through March 2013, as long as certain minimum throughput levels are maintained. If such throughput levels are not maintained during the extended term, the lease is cancelable by Pride SGP with ninety days' notice. As consideration for this lease, the Partnership has agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services is currently estimated to be approximately $300,000 annually. In addition, the Partnership pays the taxes, insurance, and other costs. In conjunction with the refinancing that occurred on December 31, 1997, the lease was amended to reduce the rentals to a maximum of $400,000 annually provided certain debt is outstanding. Prior to December 31, 1997, the Partnership accrued rentals to Pride SGP of $0.20 per barrel for all crude oil transported by the Partnership or third parties with contractual relationships with it, through the 143-mile section from Hearne to Comyn. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1998, 1997 and 1996 totaled approximately $400,000, $788,000 and $919,000, respectively, for the lease of the pipeline. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again and are not expected to resume in the foreseeable future. Approximately $1,846,000 is included in other long-term liabilities at both December 31, 1998 and 1997 related to unpaid rentals. The lease agreement with Pride SGP was not entered into on an arm's-length basis. The original rent under the lease was determined based on the revenue generated from an expected throughput of 20,000 BPD. While management is not able to determine whether the terms of the lease are comparable to those which could have been obtained by unaffiliated parties, management believes such terms are fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which currently enables the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners. In addition, management believes the value of the leased segment of the Comyn pipeline system has increased with the development of the Austin Chalk formation in South Central Texas and the increasing need for crude oil transportation in that area. For the year ended December 31, 1998, the Partnership transported 9,729 BPD of high quality crude oil from the eastern portion of the Austin Chalk formation through this pipeline. The Partnership has the option to purchase these pipeline segments for $10,000,000.
    During the period from January 1, 1996 through July 19, 1996, the Partnership sold $3,800,000 of refined product to a company in which a stockholder of Pride SGP had a minority interest. On July 19, 1996, the company was sold to a third party; therefore, the company is no longer considered to be a related party to the Partnership.
    The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $70,000, $83,000 and $62,000, during 1998, 1997 and 1996, respectively.
    The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $40,000, $38,000 and $36,000 in 1998, 1997 and 1996, respectively.
    Firms associated with a director of the Managing General Partner were paid $55,000 and $208,000 for legal services during 1997 and 1996, respectively.
    Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2,450,000 and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. Accrued interest payable at both December 31, 1998 and 1997 was $548,000 and has been included in other long-term liabilities. On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2,000,000 and the Series F Preferred Units of $450,000. In 1998, the Partnership accumulated arrearages of $195,000 on the Series E Preferred Units and Series F Preferred Units. The Series E Preferred Units are convertible into 317,000 common units (see Note 8).
     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and 4.9% limited partner interest in the Partnership as discussed in Note 9. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
    Varde and management of the Managing General Partner ("Management") have the right to receive a total of up to approximately 34.0% of the Partnership's Common Units, through the conversion of redeemable preferred equity and convertible debt as described in the Partnership's 1996 consent solicitation.
    Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

NOTE 8--REDEEMABLE PREFERRED EQUITY

    As of April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. As a result of this amendment, the amounts previously reported in the 1998 interim quarterly balance sheets as distributions paid in kind are now treated as accumulated arrearages. This reduced the amount of preferred equity on the balance sheet at December 31, 1998 and also affects the tax treatment of the distributions to the partners and holders of the preferred securities.
    In conjunction with Varde's assumption of the Old Bank Debt, Varde
received preferred equity securities.   As a result of the assumption,
Varde now holds preferred equity securities including $9,322,000 of Series B Preferred Units, $5,000,000 of Series C Preferred Units and $2,757,000 of Series D Preferred Units which are all redeemable on December 31, 2002.
The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, the Partnership accumulated arrearages of $1,568,000 at December 31, 1998 on these preferred equity securities.
    As previously mentioned, in 1999, cash interest payments on the Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A and Varde's preferred equity securities are limited to $208,000 per month. As a result, it is likely that all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure. Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units.
    On December 31, 1997, Pride SGP converted (i) a $2,000,000 note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which are both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, at December 31, 1998, the Partnership accumulated arrearages of $195,000 on the Series E Preferred Units and Series F Preferred Units.
     Redeemable preferred equity outstanding at December 31 (in thousands):

                                        1998         1997
                                      -------       ------
     Series B Preferred Units        $  9,322      $ 9,322
     Series C Preferred Units           5,000        5,000
     Series D Preferred Units           2,757        2,757
     Series E Preferred Units           2,000        2,000
     Series F Preferred Units             450          450
                                      -------       -------
                                     $ 19,529      $ 19,529
                                      =======       =======

NOTE 9--PARTNERS' CAPITAL (DEFICIENCY)

    Effective December 31, 1996, the previously outstanding Preferred
Units were converted into newly issued common units ("Common Units") on a one-to-one basis pursuant to the Amendments to the limited partnership agreement. The 4,700,000 of Common Units held by the previously existing preferred unitholders represent an approximate 93.1% limited partner interest in the Partnership. The previously outstanding common units were converted to 250,000 Common Units in a reverse 21-for-1 stock split.
    Prior to the Amendments to the limited partnership agreement, the units were cumulative and entitled to a minimum quarterly distribution of $0.65 per unit. However, all arrearages were canceled under the Amendments
as of December 31, 1996.   The general partners are entitled to 2% of all
distributions.
    Both Varde and Pride SGP hold debt and equity securities which are convertible into 3,027,000 Common Units. Varde holds the Series B Preferred Units, Series C Preferred Units and Subordinate Note A which are convertible into 2,710,000 Common Units. Pride SGP holds Series E Preferred Units which are convertible into 317,000 Common Units. If both Varde and Pride SGP converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,977,000 Common Units.


NOTE 10--UNIT APPRECIATION RIGHTS

    During 1996, the Partnership implemented an incentive compensation plan for officers and key employees. Under the plan, individual employees can be granted unit appreciation rights ("Rights") whereby the holder of the Rights is entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of Rights awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is for ten years from the grant date.
    Rights transactions from December 6, 1996 are as follows:

                                          Officers/
                                          Employees    Directors    Total
                                          ---------    ---------    -----
     Granted December 6, 1996 and
     outstanding at December 31, 1996       292,760     70,000     362,760
     Granted                                  7,236         -        7,236
     Exercised                                   -          -           -
     Terminated                                  -          -           -
                                            -------     ------     -------
     Outstanding at December 31, 1997
     and 1998                               299,996     70,000     369,996
                                            =======     ======     =======


    On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 Rights at an exercise price of $3.75 per unit. Since the fair market value of the Rights did not exceed the exercise price at December 9, 1996, no compensation was accrued. Effective December 31, 1997, the number of Rights was increased to 299,996, reallocated among four officers and eleven employees and the exercise price was reduced to $1.94 per unit. The Rights were fully vested on December 31, 1998; however, none were exercised. Rights exercisable under the plan were 369,996 and 195,000 at December 31, 1998 and 1997. Since the fair market value of the Rights did not exceed the exercise price at the grant date nor at the repricing date, no compensation expense has been accrued in accordance with APB 25.
    A one-time award of 70,000 Rights was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.

    Pro forma information regarding net income and earnings per unit required by Statement 123 was determined as if the Partnership had accounted for its Rights under the fair value method of the Statement. The fair value for these Rights was estimated at the date of grant using a
Black-Scholes option pricing model.   The effect of applying the fair value
method to the Rights results in net income and earnings per unit that are not materially different from amounts reported.
    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected unit price volatility. Because the Partnership's Rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' Rights.
    For purposes of pro forma disclosures, the estimated fair value of the Rights is amortized to expense over the Rights' vesting period. The proforma effect of the Rights granted is not material to the operations of the Partnership for 1997 and 1998.
    The weighted average fair value of the Rights granted is approximately $1.40 per Right.


NOTE 11--BUSINESS SEGMENTS

    The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
    The Partnership has two segments: (i) the Products Marketing Business, and (ii) the Crude Gathering System. The Products Marketing Business has one products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal, and the Products Terminals that are used to market conventional gasoline, low sulfur diesel fuel and military aviation fuel. Assets no longer used in the business and corporate assets are considered part of the Products Marketing Business. The Crude Gathering System consists of pipeline gathering systems and a fleet of trucks which transport crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. As discussed in Note 1, prior to March 22, 1998, the Partnership operated as a single segment.
    The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies (see Note 1).
    Information on the Partnership's operations by business segment
(stated in thousands) is summarized as follows:

    Revenues
       Products Marketing Business        $121,189
       Crude Gathering System              300,566
       Intrasystem and other               (41,128)
                                            -------
          Total Revenues                  $380,627
                                            =======

    Operating Income (Loss)
       Products Marketing Business        $    552
       Crude Gathering System                 (644)
                                            -------
          Total Operating Income(Loss)    $    (92)
                                            =======
    Depreciation
       Products Marketing Business        $  1,422
       Crude Gathering System                2,016
                                            -------
          Total Depreciation              $  3,438
                                            =======
    Assets
       Products Marketing Business        $ 46,512
       Crude Gathering System               29,950
                                            -------
          Total Assets                    $ 76,462
                                            =======

    Capital Expenditures
       Products Marketing Business        $    440
       Crude Gathering System                1,101
                                            -------
          Total Capital Expenditures      $  1,541
                                            =======
PAGE

(This page should be printed on 11" x 8.5" paper)

NOTE 12--QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                         Net income    Basic    Diluted
                                  Operating     Net     (loss) after   Income    Income
                        Net        Income      Income    preferred     (Loss)    (Loss)
Quarter Ended         Revenues     (Loss)      (Loss)   distributions per Unit  per Unit
-------------         --------    ---------   --------  ------------- --------  --------
March 31, 1997        $142,455     $(1,025)   $(2,913)   $ (2,913)    $(0.58)   $(0.58)
June 30, 1997          127,624         557       (602)       (602)     (0.12)    (0.12)
September 30, 1997     134,734       2,604        771         771       0.15      0.14
December 31, 1997      130,085        (364)   (42,287)    (42,287)     (8.37)    (8.37)
March 31, 1998         106,219       1,284       (780)     (1,208)     (0.24)    (0.24)
June 30, 1998          102,986      (1,069)    (3,473)     (3,911)     (0.77)    (0.77)
September 30, 1998      92,167         816     (1,127)     (1,572)     (0.31)    (0.31)
December 31, 1998       79,255      (1,123)    (3,177)     (3,629)     (0.72)    (0.72)


The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The net income (loss) and net income (loss) after preferred distributions for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 have been restated to reflect the quarterly impact for the year-end adjustment to record increasing rate accrued interest expense using the effective interest rate method by $247, $256, and $257, respectively (see Note 4). Additionally, the per unit amounts have been restated for the increasing rate accrued interest expense.
PAGE

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

10.14 Promissory Note dated as of January 9, 1995, between United Bank & Trust ("Lender") and the Partnership ("Borrower") related to the renovation and refinancing of the Partnership's administrative offices (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1995 (Commission File No. 1-10473)).

10.15 Promissory Note between Pride SGP, Inc. ("Lender") and the Partnership ("Borrower") dated September 7, 1995 (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1995 (Commission File No. 1-10473)).

10.16 Note Agreement dated August 13, 1996, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1996 (Commission File No. 1-10473)).

10.17     Unit Appreciation Rights Plan (incorporated by reference to
          Exhibit 10.26 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

10.18 Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.29 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-10473)).

10.19 Seventh Amendment to the Fifth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit
          10.30 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-10473)).

10.20 Restructuring and Override Agreement, dated as of December 30, 1997, by and among Varde Partners, Inc., Pride Companies, L.P., Pride Refining, Inc., and Pride SGP, Inc. (Commission File No. 1-10473).

10.21 Certificates of Designation - Series B and Series C Cumulative Convertible Preferred Units of Pride Companies, L.P., pursuant to the Second Amended and Restated Agreement of Limited Partners, effective as of December 30, 1997 (Commission File No. 1-10473).

10.22 Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as an Agent and as a Lender, Lehman Commercial Paper Inc., as a Lender and as Documentation Agent (Commission File No. 1-10473).

10.23 Guarantee and Security Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
          Wind), Inc., Pride Borger, Inc. and BankBoston, N.A., as Agent. (Commission File No. 1-10473).

10.24 Intercreditor and Agency Agreement, dated as of December 30, 1997, among BankBoston, N.A., as Agent and Collateral Agent, Varde Partners, Inc., as Term Lender, and acknowledged and consented to by Pride Companies, L.P., as Company, and Pride SGP, Inc., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, and Pride Marketing of Texas (Cedar Wind), Inc., as Guarantors (Commission File No. 1-10473).

10.25 Pride SGP Subordination Agreement, dated December 30, 1997, among Pride Companies, L.P., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., as the Obligors, Pride SGP, Inc., and BankBoston, N.A., as Agent (Commission File No. 1-10473).

10.26 Varde Subordination Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., as Obligors, Varde Partners, Inc., and BankBoston, N.A., as Agent (Commission File No. 1-10473).

10.27 Equity Conversion Agreement, dated December 31, 1997, between Pride SGP, Inc., Pride Companies, L.P., and Varde Partners, Inc. (Commission File No. 1-10473).

10.28 Amendment No. 3 to Pipeline Lease Agreement, effective as of December 31, 1997, between Pride SGP, Inc. and Pride Companies, L.P.(Commission File No. 1-10473).

10.29 First Amendment to Sixth Restated and Amended Credit Agreement dated as of April 15, 1998, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1998 (Commission File No. 1-10473)).

10.30 Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of April 15, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 28.2 on Form 10Q for the quarter ended June 30, 1998 (Commission File No. 1-10473)).

10.31 Waiver dated as of October 29, 1998 to the First Amendment to Sixth Restated and Amended Credit Agreement among Pride Companies, L.P. as borrower, Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc. and Pride Borger, Inc., as guarantors, and Varde Partners, Inc., as lender (incorporated by reference to Exhibit
         28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1998 (Commission File No. 1-10473)).

10.32 Waiver dated as of August 1, 1998 to the Revolving Credit and Term Loan Agreement dated December 30, 1997, as amended, among Pride Companies, L.P., as borrower, Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as Agent, Lehman Commercial Paper, Inc., as Documentation Agent, and BankBoston, N.A., Lehman Commercial Paper Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1998 (Commission File No. 1-10473)).

10.33 Second Amendment to the Sixth Restated and Amended Credit Agreement dated as of November 20, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender.

10.34    Third Amendment to the Sixth Restated and Amended Credit
         Agreement dated as of December 1, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender.

10.35 Fourth Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 31, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender.

10.36    Fifth Amendment to the Sixth Restated and Amended Credit
         Agreement dated as of March 1999 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender.

10.37 Amendment No. 2 to the Revolving Credit and Term Loan Agreement, dated as of November 20, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent.

10.38 Amendment No. 3 to the Revolving Credit and Term Loan Agreement, dated as of December 31, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent.

10.39 Amendment No. 4 to the Revolving Credit and Term Loan Agreement, dated as of March 1999, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent.

11.1 Statement regarding computation of per unit earnings (included on page F-9 of this Report).

25.1 Power of Attorney (included on the signature page of this Report).

27.1      Financial Data Schedule.