Form 10-Q
period 1999-03-31
PRIDE COMPANIES LP
filed 1999-05-17
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999
                 Commission file number 1-10473

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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                        Outstanding at May 1, 1999
   -----                        --------------------------
Common Units                            4,950,000
PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                        March 31,
                                           1999       December 31,
                                       (unaudited)        1998
                                       -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     2,740    $     2,592
  Accounts receivable, less allowance
     for doubtful accounts                   16,627         10,052
  Inventories                                 7,842          7,582
  Prepaid expenses                              527            704
                                        -----------    -----------
     Total current assets                    27,736         20,930
                                        -----------    -----------
Property, plant and equipment - net          44,909         45,534
Assets no longer used in the business         4,235          4,301
Deferred financing cost                       4,975          5,307
Other assets                                    388            390
                                        -----------    -----------
                                        $    82,243    $    76,462
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities:
  Accounts payable                      $    22,395    $    16,573
  Accrued payroll and related benefits        1,207            903
  Accrued taxes                               2,772          2,972
  Other accrued liabilities                     894            924
  Current portion of long-term debt           1,916            237
                                        -----------    -----------
     Total current liabilities               29,184         21,609

Long-term debt, excluding current portion    43,753         44,859
Deferred income taxes                         2,263          2,295
Other long-term liabilities                  12,204         12,160
Redeemable preferred equity                  19,529         19,529
Partners' capital (deficiency):
  Common units (5,275,000 units
     authorized, 4,950,000 units
     outstanding)                           (23,728)       (23,042)
  General partners' interest                   (962)          (948)
                                        -----------    -----------
                                        $    82,243    $    76,462
                                        ===========    ===========

See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Three Months Ended March 31,
                                            1999           1998
                                                         Restated
                                      --------------   -----------
Revenues                                $     83,166   $   106,219

Cost of sales and operating expenses,
  excluding depreciation                      79,042       101,899
Marketing, general and
  administrative expenses                      2,016         2,186
Depreciation                                     868           850
                                        ------------   -----------
Operating income (loss)                        1,240         1,284

Other income (expense):
  Interest income                                 35            41
  Interest expense (including interest
     paid in kind of $641 and $312,
     respectively, and increasing rate
     accrued interest of $85 and $247,
     respectively)                            (1,490)       (1,472)
  Credit and loan fees (including
     amortization of $332 and $329,
     respectively)                              (613)         (672)
  Other - net                                     76            33
                                        ------------   -----------
Loss before income taxes                        (752)         (786)
Income tax expense (benefit)                     (52)           (6)
                                        ------------   -----------
Net loss                                $       (700)  $      (780)
                                        ============   ===========
Basic and diluted net loss
  per Common Unit                       $       (.23)  $      (.24)
                                        ============   ===========

Numerator:
  Net loss                              $       (700)  $      (780)
  Preferred distributions in
    arrears                                     (458)         (428)
                                        ------------   -----------
     Net loss less preferred
       distributions                          (1,158)       (1,208)
  Net loss allocable to 2% general
    partner interest                             (23)          (24)
                                        ------------   -----------
     Numerator for basic and diluted
       earnings per unit                $     (1,135)  $    (1,184)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                        ============   ===========
See accompanying notes.
/TABLE

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                       Three Months Ended March 31,
                                            1999           1998
                                                         Restated
                                        ------------   -----------
Cash flows from operating activities:
Net income (loss)                       $       (700)  $      (780)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation                                868           850
     Amortization of loan costs                  332           329
     Deferred tax benefit                        (32)          (30)
     (Gain) loss on sale of
       property, plant and equipment             (14)          (12)
     Paid in kind interest and credit
       and loan fees                             641           312
     Increasing rate accrued interest             85           247
     Lower of cost or market adjustment       (1,197)            -
     Net effect of changes in:
          Accounts receivable                 (6,575)       (1,054)
          Inventories                            937           (14)
          Prepaid expenses                       177           170
          Accounts payable and other
            long-term liabilities              5,781        (2,987)
          Accrued liabilities                     74        (2,827)
                                        ------------   -----------
               Total adjustments               1,077        (5,016)
                                        ------------   -----------
Net cash provided by (used in)
operating activities                             377        (5,796)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (270)         (839)
  Proceeds from asset disposals                  109            13
  Other                                           -            (14)
                                        ------------   -----------
Net cash provided by (used in)
investing activities                            (161)         (840)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                 8,875         8,472
  Payments on debt and credit
    facilities                                (8,943)       (6,042)
  Other                                            -           (10)
                                        ------------   -----------
Net cash provided by (used in)
financing activities                             (68)        2,420
                                        ------------   -----------
Net increase (decrease) in cash and
cash equivalents                                 148        (4,216)

Cash and cash equivalents at the
beginning of the period                        2,592         5,008
                                        ------------   -----------
Cash and cash equivalents at the
end of the period                       $      2,740   $       792
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

2.   Accounting Policies

     The financial statements of the Partnership include all of its wholly-owned subsidiaries including partnership interests. All intercompany transactions have been eliminated. The financial statements included in this quarterly report on Form 10-Q are unaudited and condensed and do not contain all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all material adjustments necessary to present fairly the financial position, results of operations, and cash flows for such periods. Interim period results are not necessarily indicative of the results to be achieved for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1998 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. The Partnership has two corporate subsidiaries which are separate taxable entities whose operations are subject to federal income taxes.

     The financial statements included with this Form 10-Q have been restated for the first quarter of 1998 to reflect the impact for the 1998 year-end adjustment to record increasing rate accrued interest expense using the effective rate and to reflect distributions on the preferred equity securities as arrearages. See "Notes 6 and 7".

3.   Earnings Per Unit

     Basic net loss per common unit is computed using the weighted average number of common units outstanding. Diluted net loss per unit is computed by adjusting the units outstanding and net loss for the potential dilutive effect of the convertible securities and unit appreciation rights. However, the effect of these securities was antidilutive for the first quarters of 1999 and 1998.

4.   Related Party Transactions

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

5.   Inventories

     Inventories are valued at the
     lower of cost or market and         March 31,    December 31,
         consist of:                       1999           1998
                                              (in thousands)
     -----------------------------      -----------    -----------
     Crude oil                          $     6,329    $     5,433
     Refined products and blending
       materials                                 99            133
                                        -----------    -----------
                                              6,428          5,566
     Market valuation                            -          (1,197)
     LIFO reserve                               738          2,515
                                        -----------    -----------
     Petroleum inventories                    7,166          6,884
     Spare parts and supplies                   676            698
                                        -----------    -----------
                                        $     7,842    $     7,582
                                        ===========    ===========

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

     At March 31, 1999, petroleum inventories valued using the LIFO method were more than current cost determined using the FIFO method by $738,000.

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

     The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $1.8 million as of March 31, 1999.

     Effective April 15, 1999, BankBoston amended the facility which will mature January 2, 2001. The total credit line available has been lowered from $65.0 million to $55.0 million. Though no advances had been drawn under the letter of credit facility at March 31, 1999, the Partnership did have approximately $34.6 million in outstanding letters of credit. The Partnership had $52,000 outstanding under the BankBoston Revolver for direct cash borrowings as of March 31, 1999 and has classified it in the current portion of long-term debt.

     The fee on outstanding letters of credit was 2.5% per annum as of March 31, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 7.75% at March 31, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $75,000 amendment fee related to an amendment that became effective April 15, 1998 and will be paid $100,000 for the amendment that became effective April 15, 1999.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds a term loan of $20.2 million ("A Term Loan"), a term loan of $10.4 million ("B Term Loan"), a term loan of $5.1 million ("C Term Loan") and an unsecured note of $2.8 million ("Subordinate Note A") as of March 31, 1999.

     Effective April 15, 1999, Varde's credit agreement was amended. In 1999, cash interest payments on the Varde Revolver (see below), A Term Loan, B Term Loan, C Term Loan, Subordinate Note A and Varde's preferred securities are limited to $208,000 per month. Any excess will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 445,000 Common Units and bears interest at prime plus one percent. As consideration for the amendment effective April 15, 1999, the principal amount of the B Term Loan will be increased by $100,000.

     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense for the first quarter of 1999 and 1998 reflects an accrual of $85,000 and $247,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     In addition, the Partnership maintains a revolving credit facility with Varde ("Varde Revolver"). The original commitment was $2.0 million for the period April 15, 1998 through November 19, 1998 and was increased to $3.5 million for the period from November 20, 1998 through January 1, 1999. On January 1, 1999, the line was reduced to the original $2.0 million commitment. Effective April 15, 1999, Varde increased the commitment to $3.0 million. Advances under the Varde Revolver, which amounted to $1.4 million as of March 31, 1999, bear interest at 11% per annum, payable monthly. In the second quarter of 1998, the Partnership paid Varde in the form of additional Series B Term Loans fees totaling $150,000. Cash advances under the Varde Revolver mature January 2, 2001.

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

     The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. However, Varde has agreed to forego all principal payments in 1998 and 1999. The Partnership has classified $1.4 million of the A Term Loan as current due to the scheduled principal payment due March 31, 2000. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim and certain other transactions including asset sales. See "Note 9".

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.5 million at March 31, 1999. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $178,000 as current at March 31, 1999.

7.   Preferred Equity

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. The primary effect of such amendment was to eliminate the Partnership's ability to pay distributions on the preferred equity securities in kind and provide that unpaid preferred distributions would accumulate and compound in arrears.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Cumulative Preferred Units ("Series B Preferred Units"), $5.0 million of Series C Cumulative Preferred Units ("Series C Preferred Units") and $2.8 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, for the first quarters of 1999 and 1998, the Partnership accumulated arrearages of $412,000 and $382,000, respectively, on these preferred equity securities. Through March 31, 1999, these securities had total accumulated arrearages of $2.0 million.

     On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which are both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, for the first quarters of 1999 and 1998, the Partnership accumulated arrearages of $46,000 in both periods on the Series E Preferred Units and Series F Preferred Units. Through March 31, 1999, these securities had total accumulated arrearages of $245,000.

     As previously mentioned, the cash interest and distribution payments on the debt and preferred equity held by Varde are limited to $2.5 million annually. Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units. As a result of the cap, it is unlikely that any distributions will be paid in cash on the preferred securities in the near future.

8.   Common Units

     At March 31, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

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

10.  Business Segments

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
     Information on the Partnership's operations by business segment (stated in thousands) is summarized as follows:

                                    Three Months Ended March 31,
                                           1999        1998
                                         -------    --------

     Revenues
        Products Marketing Business      $21,321    $ 50,104
        Crude Gathering System            61,914      95,712
        Intrasystem and Other                (69)    (39,597)
                                          ------     -------
          Total Revenues                 $83,166    $106,219
                                          ======     =======

     Operating Income (Loss)
        Products Marketing Business      $  (460)   $  1,006
        Crude Gathering System             1,700         278
                                          ------     -------
          Total Operating Income(Loss)   $ 1,240    $  1,284
                                          ======     =======
PAGE

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

General

     As a result of mothballing the Refinery at the end of the first quarter of 1998 and redirecting its business to focus on crude oil and products marketing and distribution, the Partnership's operating results now depend principally on (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Equilon and the availability of such products, (ii) the volume of throughput at the Products Terminals, (iii) the volume of throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, and (iv) the amount of crude oil produced in the areas the Partnership gathers. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Due to the change in its core business, a comparison of the Products Marketing Business to the Refinery and the prior products pipeline business ("Products System") would not be meaningful and, therefore, is not included with this Form 10-Q.

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

     Prior to April 1998, a substantial portion of the crude gathered by the Crude Gathering System was sold to the Refinery. The intrasystem pricing of crude oil between the Refinery and the Crude Gathering System was based in part on an adjusted Midland spot price for crude oil above the Partnership's posted price for the purchase of such crude oil (the "Intracompany Premium"), which represented the approximate amount above posting that would be realized on the sale of such crude oil to an unrelated third party. The total intrasystem price for crude oil between the Refinery and the Crude Gathering System included the Intracompany Premium, the Partnership's posted price and transportation costs. An increase in the Intracompany Premium for crude oil had a negative impact on the Refinery and a positive impact on the Crude Gathering System. On the other hand, a decrease in the Intracompany Premium for crude oil had a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the first three months of 1998, the average Intracompany Premium for crude oil was $1.72.

     In evaluating the financial performance of the Partnership, management believes it is important to look at operating income, excluding depreciation, in addition to operating income which is after depreciation. Operating income, excluding depreciation, measures the Partnership's ability to generate and sustain working capital and ultimately cash flows from operations. However, such measure is before debt service, so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance in the first quarter of 1998 are barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expenses per barrel, excluding depreciation.

First Quarter 1999 Compared to First Quarter 1998

     GENERAL -- Net loss for the first quarter of 1999 was $700,000 compared to $780,000 for the first quarter of 1998.

     Operating income was $1.2 million for the first quarter of 1999 compared to operating income of $1.3 million for the first quarter of 1998. Operating income, excluding depreciation, for both the first quarter of 1999 and 1998 was $2.1 million.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the first quarter of 1999 and 1998.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                  Excluding
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
FIRST QUARTER 1999

Products Marketing Business    $  (460)     $   359      $   (101)

Crude Gathering System           1,700          509         2,209
                               -------      -------      --------
Total                          $ 1,240      $   868      $  2,108
                               =======      =======      ========

FIRST QUARTER 1998

Refinery and Products System   $ 1,006      $   368      $  1,374

Crude Gathering System             278          482           760
                               -------      -------      --------
Total                          $ 1,284      $   850      $  2,134
                               =======      =======      ========

     PRODUCTS MARKETING BUSINESS -- Operating loss, depreciation expense, and operating loss, before depreciation of the Products Marketing Business was $460,000, $359,000, and $101,000, respectively, for the first quarter of 1999. During the first quarter of 1999, the Partnership marketed 13,813 barrels per day ("BPD") of refined products compared to 13,267 BPD for the last nine months of 1998. The net margin per barrel was negative $0.38.

        REFINERY AND PRODUCTS SYSTEM -- Operating income, depreciation expense, and operating income, before depreciation for the Refinery and Products System was $1.0 million, $368,000 and $1.4 million, respectively, for the first quarter of 1998.

        Operating income, depreciation expense, and operating income, before depreciation of the Refinery was $937,000, $210,000 and $1.1 million, respectively, for the first quarter of 1998. Refinery gross margin per barrel was $1.88 for the first quarter of 1998. Refinery throughput averaged 28,090 BPD for the first quarter of 1998. Operating expenses per barrel, excluding depreciation, were $0.98 for the first quarter of 1998.

        Operating income, depreciation expense, and operating income, before depreciation for the Products System was $69,000, $158,000 and $228,000, respectively, for the first quarter of 1998. Total transportation volumes were 7,335 BPD for the first quarter of 1998.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $1.7 million for the first quarter of 1999 compared to $278,000 for the same period in 1998. The improvement in the first quarter of 1999 is due primarily to the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at March 31, 1999 due to a significant recovery in crude oil prices in the latter part of the first quarter of 1999. Depreciation expense for the Crude Gathering System was $509,000 for the first quarter of 1999 compared to $482,000 for the first quarter of 1998. Operating income, excluding depreciation, for the Crude Gathering System was $2.2 million for the first quarter of 1999 and $760,000 for the first quarter of 1998. The net margin was $0.47 per barrel for the first quarter of 1999 versus $0.06 per barrel for the same period in 1998. The volume of crude oil gathered by the Crude Gathering System decreased to 40,267 BPD for the first quarter of 1999 from 52,177 BPD for the first quarter of 1998.

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

        The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the cost to comply with this study approximates $315,000 and has accrued for this amount at March 31, 1999. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

        OTHER REGULATORY REQUIREMENTS -- The Partnership is subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Railroad Commission, Texas Natural Resource Conservation Commission, and United States Environmental Protection Agency.

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

        INVENTORY PRICES -- The Partnership utilizes the last-in/first-out (LIFO) method of determining inventory values. LIFO minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. At March 31, 1999, petroleum inventories valued using the LIFO method were more than current cost determined using the FIFO method by $738,000. In the first quarter of 1999, the Partnership reversed a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at March 31, 1999 due to a significant recovery in crude oil prices in the latter part of the first quarter of 1999.

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

        Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. For the quarter ended March 31, 1999, cash was utilized as a result of an increase in accounts receivable (resulting from higher crude oil prices and refined product prices. This was partially offset by an increase in accounts payable (resulting from the higher crude oil prices and refined product prices). For the quarter ended March 31, 1998, cash was utilized as a result of an increase in accounts receivable (resulting from crude oil being sold to third parties), a decrease in accounts payable (resulting from the lower crude oil price), and a reduction in various accrued liabilities.
PAGE

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

        The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $1.8 million as of March 31, 1999.

        Effective April 15, 1999, BankBoston amended the facility which will mature January 2, 2001. The total credit line available has been lowered from $65.0 million to $55.0 million. Though no advances had been drawn under the letter of credit facility at March 31, 1999, the Partnership did have approximately $34.6 million in outstanding letters of credit. The Partnership had $52,000 outstanding under the BankBoston Revolver for direct cash borrowings as of March 31, 1999 and has classified it in the current portion of long-term debt.

        The fee on outstanding letters of credit was 2.5% per annum as of March 31, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston
Revolver will bear interest at prime plus 1.75%. The prime rate was 7.75% at March 31, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $75,000 amendment fee related to an amendment that became effective April 15, 1998 and will be paid $100,000 for the amendment that became effective April 15, 1999.

        As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds a term loan of $20.2 million ("A Term Loan"), a term loan of $10.4 million ("B Term Loan"), a term loan of $5.1 million ("C Term Loan") and an unsecured note of $2.8 million ("Subordinate Note A") as of March 31, 1999.

        Effective April 15, 1999, Varde's credit agreement was amended. In 1999, cash interest payments on the Varde Revolver (see below), A Term Loan, B Term Loan, C Term Loan, Subordinate Note A and Varde's preferred securities are limited to $208,000 per month. Any excess will be paid in kind or accumulate in arrears. The A Term Loan, B
Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 445,000 Common Units and bears interest at prime plus one percent. As consideration for the amendment effective April 15, 1999, the principal amount of the B Term Loan will be increased by $100,000.

        Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense for the first quarter of 1999 and 1998 reflects an accrual of $85,000 and $247,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

        In addition, the Partnership maintains a revolving credit facility with Varde ("Varde Revolver"). The original commitment was $2.0 million for the period April 15, 1998 through November 19, 1998 and was increased to $3.5 million for the period from November 20, 1998 through January 1, 1999. On January 1, 1999, the line was reduced to the original $2.0 million commitment. Effective April 15, 1999, Varde increased the commitment to $3.0 million. Advances under the Varde Revolver, which amounted to $1.4 million as of March 31, 1999, bear interest at 11% per annum, payable monthly. In the second quarter of 1998, the Partnership paid Varde in the form of additional Series B Term Loans fees totaling $150,000. Cash advances under the Varde Revolver mature January 2, 2001.

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

        The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. However, Varde has agreed to forego all principal payments in 1998 and 1999. The Partnership has classified $1.4 million of the A Term Loan as current due to the scheduled principal payment due March 31, 2000. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim and certain other transactions including asset sales. See "Legal Proceedings."

        The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. (For a discussion of the terms of Varde's preferred equity securities, see the discussion under "Cash Distributions and Preferred Arrearages".) The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the DESC Claim will be used to retire up to $6.0 million of the A Term Loan, if then outstanding, and up to $5.0 million of the B Term Loan with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

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

        Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.5 million at March 31, 1999. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $178,000 as current at March 31, 1999.

        As previously mentioned, the cash interest and distribution payments on the debt and preferred equity held by Varde are limited to $2.5 million annually. (For a discussion of the terms of Varde's preferred equity securities, see the discussion under "Cash Distributions and Preferred Arrearages".) Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units.

        The Partnership has not historically complied with its financial and performance covenants included in its various credit facilities with lenders. Based on the amendment effective April 15, 1999, agreed to by the principal creditors, management now believes the Partnership can maintain compliance with the covenants in the near future.
However, compliance with the covenants into the year 2000 will be largely dependent on the then current operating condition, including crude oil prices and wholesale margins for petroleum products.

        The Partnership's operating results have declined over the past several years as a result of increasing competition, depressed operating margins and higher financing costs. Crude gathering volumes have declined in each of the last five years. Gasoline, diesel and military aviation fuel sales have also declined.

        Under the new military aviation fuel contract with the U. S. Government which began April 1, 1999 and ends March 31, 2000, the Partnership will supply approximately 48% of the volumes that it supplied under the contract which began April 1, 1998 and ended
March 31, 1999.   Margins under the new contract will be 1.5 cents per
gallon lower than the prior contract.

        Declines in crude oil and refined product prices have had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital. Though prices recovered significantly in the first quarter of 1999, further declines could have a material adverse effect on the Partnership.

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

        The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Since 1993, the Partnership has been able to achieve continuous reductions in marketing, general and administrative expenses. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline or significant declines in crude oil and petroleum prices occur. Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements, if achieved, will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, the Partnership has engaged an investment advisor to assist the Partnership in considering and analyzing various potential business opportunities involving the Crude Gathering System, including possible strategic alliances and joint ventures and a possible sale of the Crude Gathering System. Although the Partnership has been and continues to be in discussions with various third parties regarding possible transactions, the Partnership has not entered into any binding agreement involving a business combination or sale involving the Crude Gathering System and is unable to predict the certainty of entering into or consummating any such transaction. As previously mentioned, the Partnership sold the diesel desulfurization unit for $3.1 million in December 1998. This sale resulted in a tax loss which was allocated to unitholders. Future sales could result in taxable income which likewise would be allocated to the unitholders without a corresponding cash distribution from the Partnership. If a unitholder's passive loss carryforwards are less than the unitholders share of such income, the unitholder will have to satisfy any resulting liability with cash from other sources. The Partnership's credit agreement restricts the payment of distributions through maturity.

        Regardless of any changes made to the Partnership operations, the Partnership's financing arrangements will have to be significantly restructured before the BankBoston facility and Varde Revolver expire January 2, 2001 and the Varde securities begin maturing on December
31, 2002. There can be no assurances that BankBoston or Varde will agree to any such restructuring.

        The Partnership was delisted from trading on the New York Stock Exchange effective August 17, 1998 for failing to meet certain listing
requirements.   The Partnership is now listed on the NASDAQ OTC
bulletin board under the symbol PRDE.

Capital Expenditures

        Capital expenditures totaled $270,000 for the quarter ended March 31, 1999 compared to $839,000 for the quarter ended March 31, 1998.

        Management anticipates spending $315,000 in 1999 for environmental expenditures which were fully accrued for at December 31, 1998 and capital expenditures for 1999 are budgeted at $1.0 million.

Cash Distributions and Preferred Arrearages

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. The primary effect of such amendment was to eliminate the Partnership's ability to pay distributions on the preferred equity securities in kind and provide that unpaid preferred distributions would accumulate and compound in arrears.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Distributions are also subject to the cap on payments to Varde as previously discussed. Accordingly, for the first quarter of 1999, the Partnership accumulated arrearages of $412,000 on these preferred equity securities. Through March 31, 1999, these securities had total accumulated arrearages of $2.0 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

     On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which are both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, for the first quarter of 1999, the Partnership accumulated arrearages of $46,000 on the Series E Preferred Units and Series F Preferred Units. Through March 31, 1999, these securities had total accumulated arrearages of $245,000. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

        At March 31, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

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

        For its information technology exposures, to date the Partnership is 95% complete on the remediation phase and expects to complete software reprogramming and replacement in the second quarter of 1999. Once software is reprogrammed or replaced for a system, the Partnership begins testing and implementation. These phases run concurrently for different systems. To date, the Partnership has completed 70% of its testing and has implemented 80% of its remediated systems. Completion of the testing phase for all significant systems is expected by September 30, 1999. There can be no assurances that the Partnership will complete implementation of its Year 2000 plan prior to year-end and contingency plans have not yet been developed.

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

        The Partnership expects to spend $837,000 related to the Year 2000 Issue. As of March 31, 1999, the Partnership had spent $746,000 on the Year 2000 Issue with the rest scheduled to be incurred in the remainder of 1999. Substantially all of the $837,000 is for newly purchased software or hardware with new features and enhancements in addition to being Year 2000 compliant. Accordingly, substantially all of the costs have been or will be capitalized.

        There is no guarantee that the Partnership will succeed in implementing its Year 2000 Plan. If the Partnership's replaced technology system fails the testing phase, delays in billing and/or collection could occur. If the computer systems of third party vendors that the Partnership exchanges data with fail, significant problems could occur in billing and/or collection. Although the Partnership doesn't yet have a formal contingency plan in place, one will be developed based on the outcome of the testing phase, which should be complete by the third quarter of 1999.
PAGE

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 2.   Changes in Securities

        Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. The primary effect of such amendment was to eliminate the Partnership's ability to pay distributions on the preferred equity securities in kind and provide that unpaid preferred distributions would accumulate and compound in arrears. This change affects the timing of certain deductions to the common unitholders in that common unitholders will now receive a deduction upon the payment of such preferred distributions in cash.

Item 3.   Defaults in Senior Securities

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

        Distributions on the Series B Preferred Units, the Series C Preferred Units and the Series D Preferred Units are payable on the 5th day of the second month in each quarter. Distributions are subject to the cap on payments to Varde. Accordingly, for the first quarters of 1999 and 1998, the Partnership accumulated arrearages of $412,000 and $382,000, respectively, on these preferred equity securities. Through March 31, 1999, these securities had total accumulated arrearages of $2.0 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

        Distributions on the Series E Preferred Units and Series F Preferred Units are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Unis if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, for the first quarters of 1999 and 1998, the Partnership accumulated arrearages of $46,000 in both periods on the Series E Preferred Units and Series F Preferred Units. Through March 31, 1999, these securities had total accumulated arrearages of $245,000. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

        The Partnership has not historically complied with its financial and performance covenants included in its various credit facilities with lenders. Based on the amendment effective April 15, 1999, agreed to by the principal creditors, management now believes the Partnership can maintain compliance with the covenants in the near future.
However, compliance with the covenants into the Year 2000 will be largely dependent on the then current operating condition, including crude oil prices and wholesale margins for petroleum products. At December 31, 1998, the Partnership was not in compliance with certain financial covenants in its loan agreements including the leverage ratio, consolidated interest coverage, consolidated operating cash flow to consolidated debt service, minimum EBITDA and consolidated net worth financial covenants. Effective April 15, 1999, these defaults were waived by the lenders.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

        No material changes have occurred related to market risks as disclosed in the Form 10-K.

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

10.1 Amendment No. 5 to the Revolving Credit and Term Loan Agreement dated as of April 15, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Docmentation Agent.

27        Financial Data Schedule for the First Quarter of 1999.


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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   May 17, 1999          /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   May 17, 1999          /s/ George Percival
                              Principal Financial Officer

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

10.1 Amendment No. 5 to the Revolving Credit and Term Loan Agreement dated as of April 15, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Docmentation Agent.

27        Financial Data Schedule for the First Quarter of 1999.
PAGE

EXHIBIT 10.1

                         PRIDE COMPANIES, L.P.

               REVOLVING CREDIT AND TERM LOAN AGREEMENT

                            Amendment No. 5


   This Agreement, dated as of April 15, 1999, is among Pride Companies, L.P., a Delaware limited partnership (the "Company"), Pride SGP, Inc., a Texas corporation, Pride Refining, Inc., a Texas corporation, Pride Borger, Inc., a Delaware corporation, and Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation (collectively, the "Pride Entities"), BankBoston, N.A., Lehman Commercial Paper Inc. and Union Bank of California, N.A. (collectively, the "Lenders"), BankBoston, N.A., as agent (the "Agent") for itself and the other Lenders, and Lehman Commercial Paper Inc., as Documentation Agent (the "Documentation Agent") for itself and the other Lenders. The parties agree as follows:

1.  Reference to Credit Agreement; Background.

   1.1. Reference to Credit Agreement; Definitions. Reference is made to the Revolving Credit and Term Loan Agreement dated as of December 30, 1997, as amended by Amendment No. 1 thereto dated as of April 15, 1998, Amendment No. 2 thereto dated as of November 20, 1998, Amendment No. 3 thereto dated as of December 31, 1998 and
Amendment No. 4 thereto dated as of March 1, 1999 (the "Credit Agreement"), among the Pride Entities, the Lenders, the Agent and the Documentation Agent. The Credit Agreement, as amended by the amendments set forth in Section 2 hereof (the "Amendment"), is referred to as the "Amended Credit Agreement." Terms defined in the Amended Credit Agreement and not otherwise defined herein are used herein with the meanings so defined.

   1.2.  Background.  The Company has requested that the Credit
Agreement be amended to shorten the Final Maturity Date, to cure certain existing and prospective Defaults and for other purposes. The Lenders have agreed to such amendments on the conditions set forth herein.

2. Amendments to Credit Agreement. Subject to all of the terms and conditions hereof and in reliance upon the representations and warranties set forth or incorporated by reference in Section 4 hereof, the Credit Agreement is amended as follows, effective as of the date hereof (the "Amendment Closing Date"); provided, however, that the amendments set forth in Sections 2.29 through 2.33 shall be effective as of March 31, 1999.

   2.1. The Credit Agreement is amended by deleting each of the following provisions in its entirety:

   Section 2.4.2
   Section 3.2
   Section 4.2
   Section 4.3.2
   Section 4.3.3
   Section 4.3.4
   Section 4.3.5
   Section 4.3.6
   Section 4.6.2
   Section 4.6.3
   Section 5.3
   Section 6.10.2
   Section 6.10.5
   Section 6.19.4
   Exhibit 2.2
   Exhibit 5.3.1

   2.2. Section 1.1 of the Credit Agreement is amended by deleting the definitions of the following terms:

   Applicable Base Rate Margin
   Applicable Eurodollar Rate Margin
   Current Asset Security
   Current Asset Subaccount
   Eurodollars
   Eurodollar Basic Rate
   Eurodollar Basic Reference Rate
   Eurodollar Interest Period
   Eurodollar Office
   Eurodollar Pricing Options
   Eurodollar Reserve Rate
   Funding Liability
   Required Revolving Lenders
   Required Term Lenders
   Term Asset Security
   Term Asset Subaccount
   Term Commitment
   Term Lender
   Term Loan
   Term Loan Closing Date
   Term Loan Commitment Amount
   Term Note

   2.3.  The definition of "Applicable Fee Rate" set forth in
Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Applicable Fee Rate" means 2.50%.

   2.4.  The definition of "Applicable Rate" set forth in Section
1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Applicable Rate" means the sum of the Base Rate plus 1.75% per annum; provided, however, that on the day the Agent provides written notice to the Company that the interest rates hereunder are increasing as a result of the occurrence and continuance of an Event of Default until the earlier of such time as (i) such Event of Default is no longer continuing or (ii) such Event of Default is deemed no longer to exist, in each case pursuant to
   Section 8.3, the Applicable Rate on all of the Loan shall equal the Base Rate plus 3.00%.

   2.5. The definition of "Banking Day" set forth in Section 1.1 of the Credit Agreement is amended by deleting therefrom the following words:

   and, if such term is used with reference to a Eurodollar Pricing Option, any day on which dealings are effected in the Eurodollars in question by first-class banks in the inter-bank Eurodollar markets in New York, New York.

   2.6. The definition of "Closing Date" set forth in Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Closing Date" means the Initial Closing Date and each other date on which any extension of credit is made pursuant to Section
   2.1 or 2.3.

   2.7. The definition of "Consolidated Debt Service" is amended by amending paragraph (a) thereof to read in its entirety as follows:

        (a)  Consolidated Interest Expense less PIK Interest on
   Varde Securities, SGP Securities and the Varde Term Loan, plus

   2.8.  The definition of "Consolidated Excess Cash Flow" in
Section 1.1 of the Credit Agreement is amended by deleting therefrom the words "in Section 4.3.3, 4.3.4 or 4.3.5 or".

   2.9. The definition of "Consolidated Operating Cash Flow" set forth in Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Consolidated Operating Cash Flow" means, for any period, the remainder of Consolidated EBITDA for such period minus the Non-Discretionary Capital Expenditures of the Company and its Subsidiaries for such period, minus the amounts of all taxes based upon or measured by net income paid or payable by the Company and its Subsidiaries for such period, plus (but only for any period ending on or prior to March 31, 2000) the amount which as of the close of business on the last day of such period is unborrowed and available to be borrowed under the Varde Revolving Loan.

   2.10. The definition of "Distribution" set forth in Section 1.1 of the Credit Agreement is amended by amending clause (iii) of the proviso thereto to read in its entirety as follows:

   (iii) payments of interest on the Varde Revolving Loan and of interest and principal on the Varde Term Loan, but only so long as such payments made in cash in any fiscal year of the Company do not exceed in the aggregate $2,500,000, payments of principal on the Varde Revolving Loan and additional payments of principal on the Varde Term Loan, if any, that are permitted under
   Section 6.13.

   2.11.  The definitions of "Eligible Inventory", "Eligible
Receivables" and "Pre-approved Receivables" set forth in Section 1.1 of the Credit Agreement are each amended to delete the term "Required Revolving Lenders" each time it appears and to substitute therefor the term "Revolving Lenders".

   2.12.  The definition of "Final Maturity Date" set forth in
Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Final Maturity Date" means January 2, 2001.

   2.13.  The definition of "Legal Requirement" set forth in Section
1.1 is amended to delete from the first sentence thereof the phrases "or any jurisdiction in which any Eurodollar Office is located" and "in which any Eurodollar Office is located or".

   2.14.
The definition of "Loan" set forth in Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Loan" means the Revolving Loan.

   2.15. The definition of "Notes" set forth in Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Notes" means the Revolving Notes.

   2.16.  The definition of "Percentage Interest" set forth in
Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Percentage Interest" means, with respect to any Lender, the Commitment of such Lender with respect to the Revolving Loan and Letter of Credit Exposure. For purposes of determining votes or consents by the Lenders, the Percentage Interest of any Lender shall be computed as follows: (a) at all times when no Event of Default under Section 8.1.1 and no Bankruptcy Default exists, the ratio that the respective Revolving Commitment of such Lenders bears to the total Revolving Commitments of all Lenders as from time to time in effect and reflected in the Register, and (b) at all other times, the ratio that the respective amounts of the outstanding Revolving Loan and Letter of Credit Exposure owing to such Lender bear to the total outstanding Revolving Loan and Letter of Credit Exposure owing to all Lenders.

   2.17.  The definition of "Required Lenders" set forth in Section
1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Required Lenders" means such Revolving Lenders as own at least two-thirds of the Percentage Interests in the Revolving Commitments or, if clause (b) of the definition of "Percentage Interest" applies, in the outstanding Revolving Loan and Letter of Credit Exposure.

   2.18. The definition of "Tax" set forth in Section 1.1 of the Credit Agreement is amended to change the phrase "any payment in respect of the Credit Obligations or any Funding Liability not included in the foregoing" to read "or any payment in respect of the Credit Obligations".

   2.19.  The definition of "Varde Credit Agreement" set forth in
Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

        "Varde Credit Agreement" means that certain Sixth Restated and Amended Credit Agreement dated as of December 30, 1997, among the Company, the General Partners, Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Varde, as amended by the First Amendment thereto dated as of April 15, 1998, the Second Amendment thereto dated as of November 20, 1998, and the Third Amendment thereto dated as of December 1, 1998, the Fourth Amendment thereto dated as of December 31, 1998 and the Fifth Amendment thereto dated as of March 1, 1999 and the Sixth Amendment thereto dated as of April 15, 1999.

   2.20. Section 2.1.3 of the Credit Agreement is amended to read in its entirety as follows:

        2.1.3. Maximum Amount of Revolving Credit. The term "Maximum Amount of Revolving Credit" means the lesser of (a) $55,000,000 or (b) the amount (in an integral multiple of $1,000,000) to which the then applicable amount set forth in clause (a) shall have been irrevocably reduced from time to time by notice from the Company to the Agent.

   2.21. Section 2.1.4 of the Credit Agreement is amended by deleting from the second sentence thereof the parenthetical phase
"(third Banking Day if any portion of such loan will be subject to a Eurodollar Pricing Option on the requested Closing Date)".

   2.22. Section 3.1 of the Credit Agreement is amended to read in its entirety as follows:

        3.1. Interest. The Loan shall accrue and bear interest at a rate per annum which shall at all times equal the Applicable Rate. Prior to any stated or accelerated maturity of the Loan, the Company will, on the last day of each calendar month, pay the accrued and unpaid interest on the Loan. On the stated or any accelerated maturity of the Loan, the Company will pay all accrued and unpaid interest on the Loan. Upon the occurrence and during the continuance of an Event of Default, the Lenders may require accrued interest to be payable on demand or at regular intervals more frequent than each Payment Date. All payments of interest hereunder shall be made to the Agent for the account of each Lender in accordance with such Lender's Percentage Interest therein.

   2.23. Section 3.5.1 of the Credit Agreement is amended to read in its entirety as follows:

        3.5.1. Reserve Requirements, etc. If any Legal Requirement arising subsequent to the date hereof (including without limitation any modification or change in the interpretation or administration of any pre-existing Legal Requirement) shall
   (a) impose, modify, increase or deem applicable any insurance assessment, reserve, special deposit or similar requirement against the Letters of Credit, (b) impose, modify, increase or deem applicable any other requirement or condition with respect to the Letters of Credit, or (c) change the basis of taxation of payments in respect of any Letter of Credit (other than changes in the rate of taxes measured by the overall net income of such Lender) and the effect of any of the foregoing shall be to increase the cost to any Lender of issuing, making, funding or maintaining its respective Percentage Interest in any Letter of Credit, to reduce the amounts received or receivable by such Lender under this Agreement or to require such Lender to make any payment or forego any amounts otherwise payable to such Lender under this Agreement, then such Lender may claim compensation from the Company under Section 3.5.5.

   2.24. Section 3.5.6 of the Credit Agreement is amended to read in its entirety as follows:

        3.5.6. Mitigation. Each Lender shall take such commercially reasonable steps as it may determine are not disadvantageous to it, including changing lending offices to the extent feasible, in order to reduce amounts otherwise payable by the Company to such Lender pursuant to Section 3.5.

   2.25. Section 3.6 of the Credit Agreement is amended to read in its entirety as follows:

        3.6. Computation of Interest and Fees. For purposes of this Agreement, interest, commitment fees and Letter of Credit fees (and any other amount expressed as interest or such fees) shall be computed on the basis of a 365-day year for actual days elapsed. If any payment required by this Agreement becomes due on any day that is not a Banking Day, such payment shall be made on the next succeeding Banking Day. If the due date for any payment of principal is extended as a result of the immediately preceding sentence, interest shall be payable for the time during which payment is extended at the Applicable Rate.

   2.26. Section 3 of the Credit Agreement is amended by adding thereto a new Section 3.7 reading in its entirety as follows:

        3.7. Amendment Fee. Not later than March 31, 2000 the Company shall pay to the Agent for the benefit of the Lenders in accordance with their respective Percentage Interests the sum of $75,000, respectively the unpaid remainder of an amendment fee owing to the Lenders in connection with Amendment No. 5 hereof dated as of April 15, 1999; provided that such $75,000 shall be payable in full at any time prior to March 31, 2000 upon demand by the Agent submitted to the Company in writing following the occurrence of a Default or upon the termination of the Commitments of the Lenders prior to March 31, 2000.

   2.27. Section 4.4 of the Credit Agreement is amended to read in its entirety as follows:

        4.4. Voluntary Prepayments. In addition to the prepayments required by Section 4.3, the Company may from time to time prepay all or any portion of the Loan (in a minimum amount of $1,000,000 and an integral multiple of $500,000, or such lesser amount as is then outstanding), without premium or penalty of any type. The Company shall give the Agent at least one Banking Day prior notice of its intention to prepay the Revolving Loan under this
   Section 4.4, specifying the date of payment and the total amount to be paid on such date.

   2.28. Section 4.6.1 of the Credit Agreement is amended by deleting the second sentence thereof.

   2.29. Sections 6.5.1 and 6.5.2 of the Credit Agreement are each deleted in their entirety.

   2.30. Section 6.5.3 of the Credit Agreement is amended to read in its entirety as follows:

        6.5.3. Consolidated Operating Cash Flow to Consolidated Debt Service. For the period of two consecutive fiscal quarters of the Company ending on June 30, 1999 and for the period of three consecutive fiscal quarters of the Company ending on September 30, 1999 the Consolidated Operating Cash Flow shall equal or exceed 90% of Consolidated Debt Service. For the period of four consecutive fiscal quarters of the Company ending on December 31, 1999 the Consolidated Operating Cash Flow shall equal or exceed 100% of Consolidated Debt Service. For each period of four consecutive fiscal quarters of the Company ending on or after March 31, 2000, the Consolidated Operating Cash Flow shall equal or exceed 150% of Consolidated Debt Service. Notwithstanding any other provision of this Agreement, for the purpose of calculating compliance with this Section 6.5.3 there shall be excluded from Consolidated Debt Service all interest and principal paid or accrued in respect of the Indebtedness to Diamond Shamrock Refining and Marketing Company listed in paragraph 7 of Exhibit 7.3 hereto.

   2.31. Section 6.5.4 of the Credit Agreement is amended to read in its entirety as follows:

        6.5.4. Capital Expenditures. The aggregate amount of Capital Expenditures of the Company and its Subsidiaries, determined on a Consolidated basis, for the fiscal year of the Company ending December 31, 1999 will not exceed $1,000,000. The aggregate amount of Capital Expenditures of the Company and its Subsidiaries, determined on a Consolidated basis, for each fiscal year of the Company ending on or after December 31, 2000 shall not exceed the sum of $1,200,000 plus the amount by which Capital Expenditures made in the immediately preceding fiscal year were less than $1,000,000.

   2.32. Section 6.5.5 of the Credit Agreement is amended to read in its entirety as follows:

        6.5.5. Minimum Consolidated EBITDA. (a) For each fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 1999, the Consolidated EBITDA shall equal or exceed zero; and (b) for each period of one or more consecutive fiscal quarters of the Company specified below, the Consolidated EBITDA of the Company shall equal or exceed the amount set forth below next to such period.

               Period                     Amount
               ------                     ------

   Fiscal quarter ending         $1,000,000
      March 31, 1999

   Two consecutive fiscal   $1,000,000
      quarters ending
      June 30, 1999

   Three consecutive fiscal      $2,000,000
      quarters ending
      September 30, 1999

   Fiscal year ending       $4,000,000
      December 31, 1999

   Fiscal quarter ending         $2,000,000
      March 31, 2000

   Two consecutive fiscal   $4,000,000
      quarters ending
      June 30, 2000

   Three consecutive fiscal $6,000,000
      quarters ending
      September 30, 2000

   Fiscal year ending       $8,000,000
      December 31, 2000

   2.33. Sections 6.5.6 and 6.5.7 of the Credit Agreement are each deleted in their entirety.

   2.34. Section 6.6.10 of the Credit Agreement is amended by deleting the phrase "Prior to the advance of the Term Loan or the Term Loan Closing Date,".

   2.35. Section 6.6.15 of the Credit Agreement is amended to read in its entirety as follows:

        6.6.15. Indebtedness of the Obligors to Varde in respect of the Varde Revolving Loan, so long as the principal amount thereof at any time outstanding does not exceed $3,000,000, the rate of interest thereon does not exceed 11% per annum and the stated maturity thereof is not earlier than January 2, 2001.

   2.36. Section 6.8.10 of the Credit Agreement is amended by deleting the phrase "Prior to the advance of the Term Loan or the Term Loan Closing Date,".

   2.37. Section 6.10.1 of the Credit Agreement is amended to read in its entirety as follows:

        6.10.1. The Company may make Distributions in respect of the Varde Securities, the Varde Term Loan and the Varde Revolving Loan so long as the total Commitments of the Lenders under this Agreement shall have been reduced irrevocably to not more than $20,000,000 and, after giving effect to the payment of such Distributions, the sum of the outstanding principal balance of the Revolving Loan plus the Letter of Credit Exposure shall not be greater than an amount equal to the Maximum Amount of Revolving Credit Outstanding minus $2,000,000.

   2.38. Section 6.13 of the Credit Agreement is amended to read in its entirety as follows:

        6.13. Voluntary Prepayments of Other Indebtedness. Neither the Company nor any of its Subsidiaries shall make any voluntary prepayment of principal of or interest on any Financing Debt (other than the Varde Revolving Loan and the Credit Obligations and interest on the Varde Term Loan) or make any voluntary redemptions or repurchases of Financing Debt (other than the Varde Revolving Loan and the Credit Obligations), except as permitted by Section 6.10; provided, however, that, so long as at the time of such payment no Default shall exist and the outstanding principal balance of the Varde Revolving Loan shall be zero, the Company may make payments of principal of the Varde Term Loan from any Net Debt Proceeds, Net Equity Proceeds, Net Asset Sale Proceeds, proceeds from the settlement or successful litigation of any legal claim, including without limitation the DFSC Claim, or up to $250,000 of Excess Cash Flow of the Company for fiscal year 1999 or any succeeding fiscal year.

   2.39. Section 7.14.7 of the Credit Agreement is amended to read in its entirety as follows:

        7.14.7. TNRCC Investigation. The total cost to the Company and the Obligors in current dollars of the liabilities associated with the RCRA Facility Investigation plan pending before the TNRCC will not exceed in the aggregate $500,000.

   2.40. Section 8.5 of the Credit Agreement is amended to read in its entirety as follows:

        8.5. Application of Proceeds. There is hereby established with the Agent a trust account (the "Cash Concentration Account"), which shall exist solely for the benefit of the Lenders. All moneys received by the Collateral Agent in respect of the foreclosure or other realization of the Credit Security (collectively, the "Shared Proceeds"), shall, promptly upon receipt, be deposited in the Cash Concentration Account, to be held in trust for the benefit of the Lenders. Such moneys shall be held by the Collateral Agent without interest and shall be applied promptly following their receipt as follows:

        (a) Any and all sums advanced by the Agent (including in its capacity as Collateral Agent under the Credit Document) in accordance with the terms of the Security Documents in order to preserve the Credit Security or preserve its security interest in the Credit Security, together with interest thereon at the Overdue Reimbursement Rate.

        (b) In the event of any proceeding for the collection or enforcement of any indebtedness, obligations, or liabilities of the Obligors, after an Event of Default shall have occurred and be continuing, to the payment of the expenses of retaking, holding, preparing for sale or lease, selling or otherwise disposing of or realizing on the Credit Security, or of any exercise by the Collateral Agent of its rights under any of the Security Documents, together with reasonable attorneys' fees and court costs and all amounts paid by any Lender or the Collateral Agent under any of the Security Documents.

        (c) To the payment of the Revolving Loan and Letter of Credit obligations, including without limitation, when applicable, payment to the Agent to cash collateralize in full the aggregate stated amount of Letters of Credit and other contingent obligations outstanding under the Section 2.3 of the Credit Agreement.

        Any moneys remaining in the Cash Concentration Account after payment in full of the Credit Obligations and the termination of all of the obligations of the lenders under the Credit Agreement shall be paid to the Company, subject to the rights of third party creditors of which the Collateral Agent has actual notice. So long as the Varde Term Loan or the Varde Revolving Loan shall be outstanding, Section 4 of the Intercreditor Agreement shall govern the application of proceeds pursuant to this Section 8.5 and in the event of a conflict between the terms of this Section
   8.5 and Section 4 of the Intercreditor Agreement the terms of
   Section 4 of the Intercreditor Agreement shall govern.

   2.41. Section 11.1.1 of the Credit Agreement is amended by deleting from the introductory paragraph thereof the phrase ", Term Loan".

   2.42. Section 11.3 of the Credit Agreement is amended by deleting from subsection (a) thereof the phrase ", or fails to provide its portion of any Eurodollar Pricing Option pursuant to Section 3.2.1 or on account of a Legal Requirement as contemplated by Section
3.2.5".

   2.43. Section 16 of the Credit Agreement is amended by deleting from the proviso thereto the reference to Section 3.2.4.

   2.44. Exhibit 5.1.9 of the Credit Agreement is amended by revising the principal amount of the liability in respect of the "Senior B2 Notes Varde (Fixed)" from $500,000 to $600,000.

   2.45. Exhibit 10.1 to the Credit Agreement is amended to read in its entirety in the form of Exhibit 10.1 hereto.

3. Waiver of Financial Covenant Defaults. Subject to all of the terms and conditions hereof and in reliance upon the representations and warranties set forth or incorporated by reference in Section 4 hereof, each of the Lenders hereby waives any Default under Section
6.5 of the Credit Agreement existing prior to March 31, 1999. Such waiver shall be limited to such Defaults and shall not constitute or imply any waiver of any other Default now existing or hereafter occurring (including without limitation any Default under Section 6.5 occurring on or after March 31, 1999), no matter how similar to the Defaults waived hereby.

4. Representations and Warranties. In order to induce the Lenders to enter into this Agreement, each of the Pride Entities jointly and severally represents and warrants to each of the Lenders that:

   4.1. No Legal Obstacle to Agreements. Neither the execution and delivery of this Agreement or any other Credit Document, nor the making of any borrowing under the Amended Credit Agreement, nor the guaranteeing of the Credit Obligations, nor the securing of the Credit Obligations with the Credit Security, nor the consummation of any transaction referred to in or contemplated by this Agreement, the Amended Credit Agreement or any other Credit Document, nor the fulfillment of the terms hereof or thereof or of any other agreement, instrument, deed or lease contemplated by this Agreement, the Amended Credit Agreement or any other Credit Document, has constituted or resulted in or will constitute or result in:

        (a) any breach or termination of the provisions of any agreement, instrument, deed or lease to which any of the Pride
   Entities is a party or by which it is bound, or of the Charter or By-laws of any of the Pride Entities;

        (b) the violation of any law, statute, judgment, decree or governmental order, rule or regulation applicable to any of the Pride Entities;

        (c) the creation under any agreement, instrument, deed or lease of any Lien (other than Liens on the Credit Security which secure the Credit Obligations and Liens permitted by Section 6.8 of the Amended Credit Agreement) upon any of the assets of any of the Pride Entities; or

        (d) any redemption, retirement or other repurchase obligation of any of the Pride Entities under any Charter, By-law, agreement, instrument, deed or lease.

No approval, authorization or other action by, or declaration to or filing with, any governmental or administrative authority or any other Person is required to be obtained or made by any of the Pride Entities in connection with the execution and delivery of this Agreement, the performance of this Agreement, the Amended Credit Agreement or any other Credit Document, the transactions contemplated hereby or thereby, the making of any borrowing under the Amended Credit Agreement, the guaranteeing of the Credit Obligations or the securing of the Credit Obligations with the Credit Security.

   4.2. Defaults. Immediately after giving effect to the Amendment, no Default shall exist.

   4.3. Incorporation of Representations and Warranties of Company. Immediately after giving effect to the Amendment, the representations and warranties set forth in Section 7 of the Amended Credit Agreement will be true and correct as if originally made on and as of the Amendment Closing Date (except to the extent of any representation or warranty which refers to a specific earlier date).

5. Conditions. The effectiveness of each of the amendments set forth in Section 2 hereof and of the waiver set forth in Section 3 hereof shall be subject to the satisfaction on or before the Amendment
Closing Date of each of the following conditions:

   5.1. Officer's Certificate. The representations and warranties contained in Section 4 hereof shall be true and correct on and as of the Amendment Closing Date with the same force and effect as though originally made on and as of the Amendment Closing Date; immediately after giving effect to such amendments, no Default shall exist; no Material Adverse Change shall have occurred since [December 31, 1998] except as previously disclosed by the Company in writing to the Lenders; and the Company shall have furnished to the Lenders on or before the Amendment Closing Date a certificate to these effects signed by a Financial Officer of the Company.

   5.2. Proper Proceedings. All proper proceedings shall have been taken by each of the Pride Entities to authorize this Agreement, the Amended Credit Agreement and the transactions contemplated hereby and thereby. On or before the Amendment Closing Date, the Agent shall have received copies of all documents, including legal opinions of counsel and records of corporate proceedings which the Agent may have requested in connection therewith, such documents, where appropriate, to be certified by proper corporate or governmental authorities.

   5.3. Varde. Varde shall have consented to the terms and conditions of this Agreement and the Amended Credit Agreement, and the Varde Credit Agreement shall have been amended in a manner satisfactory in form and substance to the Required Revolving Lenders which provides, in documentation satisfactory in form and substance to the Required Revolving Lenders, for the amendment of covenants and extension of maturity comparable to the corresponding provisions of the Amended Credit Agreement and for the Varde Revolving Loan to be in a commitment amount of not less than $3,000,000 for a period ending not sooner than January 2, 2001 and the "Borrowing Base" as defined in the Varde Credit Agreement as of the Amendment Closing Date shall be not less than $2,500,000, as evidenced by a "Borrowing Base Certificate" as defined in the Varde Credit Agreement executed by the Company and delivered to the Agent.

   5.4. Amendment Fee. The Company shall have paid to the Agent for the benefit of the Lenders in accordance with their respective Percentage Interests the sum of $25,000, representing a one-quarter payment of an amendment fee owing to the Lenders in the total amount of $100,000, the remainder of which shall be paid as provided in
Section 3.7 of the Amended Credit Agreement.

   5.5.  Execution and Delivery.  Each of the Pride Entities, the
Lenders, the Agent and the Documentation Agent shall have executed and delivered this Agreement.

   5.6. Expenses. The Company shall have paid to the Agent all reasonable expenses, fees and charges payable to the Agent's counsel, Ropes & Gray.

6. Further Assurances. The Company will, promptly upon the request of the Agent from time to time, execute, acknowledge and deliver, and file and record, all such instruments and notices, and take all such action, as the Agent deems necessary or advisable to carry out the intent and purposes of this Agreement.

7.  Consent to Dissolution of Desulfur Partnership.  The Required
Lenders hereby consent to the dissolution of Desulfur Partnership.

8. General. The Amended Credit Agreement and all of the other Credit Documents are each confirmed as being in full force and effect. This Agreement, the Amended Credit Agreement and the other Credit Documents referred to herein or therein constitute the entire understanding of the parties with respect to the subject matter hereof and thereof and supersede all prior and current understandings and agreements, whether written or oral, with respect to such subject matter. The invalidity or unenforceability of any provision hereof shall not affect the validity and enforceability of any other term or provision hereof.
The headings in this Agreement are for convenience of reference only and shall not alter, limit or otherwise affect the meaning hereof. Each of this Agreement and the Amended Credit Agreement is a Credit Document and may be executed in any number of counterparts, which together shall constitute one instrument, and shall bind and inure to the benefit of the parties and their respective successors and assigns, including as such successors and assigns all holders of any Note. This Agreement shall be governed by and construed in accordance with the laws (other than the conflict of law rules) of The Commonwealth of Massachusetts.
   Each of the undersigned has caused this Agreement to be executed and delivered by its duly authorized officer as an agreement under seal as of the date first above written.

                                        PRIDE COMPANIES, L.P.
                                 by Pride Refining, Inc., its
                                 Managing General Partner


                            By_________________________________
                                  Title:


                            PRIDE REFINING, INC.


                            By_________________________________
                                  Title:


                            PRIDE SGP, INC.


                            By_________________________________
                                  Title:


                            PRIDE BORGER, INC.


                            By_________________________________
                                  Title:


                            PRIDE MARKETING OF TEXAS (CEDAR
                            WIND), INC.


                            By_________________________________
                                  Title:

                            BANKBOSTON, N.A., for Itself and as
                            Agent


                            By_________________________________
                                  Authorized Officer


                            LEHMAN COMMERCIAL PAPER INC., for
                                 Itself and as Documentation Agent


                            By_________________________________
                                  Authorized Officer


                            UNION BANK OF CALIFORNIA, N.A.


                            By_________________________________
                                  Authorized Officer

Consented to:

VARDE PARTNERS, INC.


By _________________________________
     Authorized Officer
PAGE

                                                           EXHIBIT 10.1


                         PERCENTAGE INTERESTS


                   Principal Amount        Approximate
Lender            of Revolving Commitment  Percentage Interest
------              -----------------------  -------------------

BankBoston, N.A.      $17,000,000                30.91%

Lehman Commercial      21,000,000                38.18%
  Paper Inc.

Union Bank of
  California, N.A.     17,000,000                30.91%
                       ----------                ------

  TOTAL               $55,000,000                  100%
                       ==========                ======