Form 10-Q
period 1999-06-30
PRIDE COMPANIES LP
filed 1999-08-17
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                 Commission file number 1-10473

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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                        Outstanding at August 1, 1999
   -----                        -----------------------------
Common Units                            4,950,000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                         June 30,
                                           1999       December 31,
                                       (unaudited)        1998
                                       -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     7,705    $     2,592
  Accounts receivable, less allowance
     for doubtful accounts                   16,650         10,052
  Inventories                                 7,932          7,582
  Prepaid expenses                              536            704
                                        -----------    -----------
     Total current assets                    32,823         20,930
                                        -----------    -----------
Property, plant and equipment - net          44,427         45,534
Assets no longer used in the business         4,235          4,301
Deferred financing costs                      4,535          5,307
Other assets                                    386            390
                                        -----------    -----------
                                        $    86,406    $    76,462
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities:
  Accounts payable                      $    29,023    $    16,573
  Accrued payroll and related benefits        1,102            903
  Accrued taxes                               3,186          2,972
  Other accrued liabilities                   1,057            924
  Current portion of long-term debt           3,219            237
                                        -----------    -----------
     Total current liabilities               37,587         21,609

Long-term debt, excluding current portion    41,755         44,859
Deferred income taxes                         2,230          2,295
Other long-term liabilities                  12,482         12,160
Redeemable preferred equity                  19,529         19,529
Partners' capital (deficiency):
  Common units (5,275,000 units
     authorized, 4,950,000 units
     outstanding)                           (26,165)       (23,042)
  General partners' interest                 (1,012)          (948)
                                        -----------    -----------
                                        $    86,406    $    76,462
                                        ===========    ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Three Months Ended June 30,
                                            1999           1998
                                                         Restated
                                      --------------   -----------
Revenues                                $    107,006   $   102,986

Cost of sales and operating expenses,
  excluding depreciation                     104,475       101,104
Marketing, general and
  administrative expenses                      1,769         2,088
Depreciation                                     875           863
                                        ------------   -----------
Operating income (loss)                         (113)       (1,069)

Other income (expense):
  Interest income                                 65            16
  Interest expense (including interest
     paid in kind of $677 and $332,
     respectively, and increasing rate
     accrued interest of $164 and $256,
     respectively)                            (1,570)       (1,527)
  Credit and loan fees (including
     amortization of $440 and $331,
     respectively, and credit and loan
     fees paid in kind of $100 and
     $150, respectively)                        (939)         (912)
  Other - net                                      4            27
                                        ------------   -----------
Loss before income taxes                      (2,553)       (3,465)
Income tax expense (benefit)                     (66)            8
                                        ------------   -----------
Net loss                                $     (2,487)  $    (3,473)
                                        ============   ===========
Basic and diluted net loss
  per Common Unit                       $       (.59)  $      (.77)
                                        ============   ===========

Numerator:
  Net loss                              $     (2,487)  $    (3,473)
  Preferred distributions in
    arrears                                     (474)         (438)
                                        ------------   -----------
     Net loss less preferred
       distributions                          (2,961)       (3,911)
  Net loss allocable to 2% general
    partner interest                             (59)          (78)
                                        ------------   -----------
     Numerator for basic and diluted
       earnings per unit                $     (2,902)  $    (3,833)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                        ============   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                        Six Months Ended June 30,
                                            1999           1998
                                                         Restated
                                        ------------   -----------
Revenues                                $    190,172   $   209,205

Cost of sales and operating expenses,
  excluding depreciation                     183,517       203,003
Marketing, general and
  administrative expenses                      3,785         4,274
Depreciation                                   1,743         1,713
                                        ------------   -----------
Operating income (loss)                        1,127           215

Other income (expense):
  Interest income                                100            57
  Interest expense (including interest
     paid in kind of $1,318 and $644,
     respectively, and increasing rate
     accrued interest of $249 and $503,
     respectively)                            (3,060)       (2,999)
  Credit and loan fees (including
     amortization of $772 and $660,
     respectively, and credit and
     loan fees paid in kind of $100
     and $150, respectively)                  (1,552)       (1,584)
  Other - net                                     80            60
                                        ------------   -----------
Loss before income taxes                      (3,305)       (4,251)
Income tax expense (benefit)                    (118)            2
                                        ------------   -----------
Net loss                                $     (3,187)  $    (4,253)
                                        ============   ===========
Basic and diluted net loss
  per Common Unit                       $       (.82)  $     (1.01)
                                        ============   ===========

Numerator:
  Net loss                              $     (3,187)  $    (4,253)
  Preferred distributions in
    arrears                                     (932)         (866)
                                        ------------   -----------
     Net loss less preferred
       distributions                          (4,119)       (5,119)
  Net loss allocable to 2% general
    partner interest                             (82)         (102)
                                        ------------   -----------
     Numerator for basic and diluted
       earnings per unit                $     (4,037)  $    (5,017)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                        ============   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                        Six Months Ended June 30,
                                            1999           1998
                                                         Restated
                                        ------------   -----------
Cash flows from operating activities:
Net income (loss)                       $     (3,187)  $    (4,253)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation                              1,743         1,713
     Amortization of loan costs                  772           660
     Deferred tax benefit                        (65)          (37)
     (Gain) loss on sale of
       property, plant and equipment             (18)          (61)
     Paid in kind interest and credit
       and loan fees                           1,418           794
     Increasing rate accrued interest            249           503
     Lower of cost or market
       adjustment (reversal)                  (1,197)        1,002
     Net effect of changes in:
          Accounts receivable                 (6,598)        3,034
          Inventories                            847         2,050
          Prepaid expenses                       168           339
          Accounts payable and other
            long-term liabilities             12,523        (6,983)
          Accrued liabilities                    546        (2,302)
                                        ------------   -----------
               Total adjustments              10,388           712
                                        ------------   -----------
Net cash provided by (used in)
operating activities                           7,201        (3,541)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (662)       (1,356)
  Proceeds from asset disposals                  114            90
  Other                                           -            (54)
                                        ------------   -----------
Net cash provided by (used in)
investing activities                            (548)       (1,320)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                14,669        35,447
  Payments on debt and credit
    facilities                               (16,209)      (34,660)
                                        ------------   -----------
Net cash provided by (used in)
financing activities                          (1,540)          787
                                        ------------   -----------
Net increase (decrease) in cash and
cash equivalents                               5,113        (4,074)

Cash and cash equivalents at the
beginning of the period                        2,592         5,008
                                        ------------   -----------
Cash and cash equivalents at the
end of the period                       $      7,705   $       934
                                        ============   ===========

See accompanying notes.

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

     The financial statements included with this Form 10-Q have been restated for the second quarter of 1998 to reflect the impact for the 1998 year-end adjustments to recognize increasing rate accrued interest expense using the effective rate and to reflect distributions on the preferred equity securities as arrearages. See "Notes 6 and 7".

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Partnership has not yet determined what the effect of Statement No. 133 will be on the operations and financial position of the Partnership.

3.   Earnings Per Unit

     Basic net loss per common unit is computed using the weighted average number of common units outstanding. Diluted net loss per unit is computed by adjusting the units outstanding and net loss for the potential dilutive effect of the convertible securities and unit appreciation rights. However, the effect of these securities was antidilutive for the second quarters of 1999 and 1998.

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

5.   Inventories

     Inventories are valued at the
     lower of cost or market and         June 30,      December 31,
         consist of:                       1999           1998
                                              (in thousands)
     -----------------------------      -----------    -----------
     Crude oil                          $     8,892    $     5,433
     Refined products and blending
       materials                                 90            133
                                        -----------    -----------
                                              8,982          5,566
     Market valuation                            -          (1,197)
     LIFO reserve                            (1,694)         2,515
                                        -----------    -----------
     Petroleum inventories                    7,288          6,884
     Spare parts and supplies                   644            698
                                        -----------    -----------
                                        $     7,932    $     7,582
                                        ===========    ===========

     The last-in/first-out (LIFO) inventory cost method is used for crude oil and refined products and blending materials. The weighted average inventory cost method is used for spare parts and supplies.

     At June 30, 1999, petroleum inventories valued using the LIFO method were less than current cost determined using the FIFO method by $1.7 million.

     During 1998, the Partnership amended its agreement with Equilon whereby Equilon has assumed title to all of the refined products inventory on hand at the Products Terminals as of the close of business on September 30, 1998. While this agreement is in place, the Partnership will purchase refined products from Equilon.

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

     The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $2.4 million as of June 30, 1999.

     Effective April 15, 1999, BankBoston amended the facility which will mature January 2, 2001. The total credit line available has been lowered from $65.0 million to $55.0 million. Though no advances had been drawn under the letter of credit facility at June 30, 1999, the Partnership did have approximately $39.1 million in outstanding letters of credit. The Partnership did not have any outstanding borrowings under the BankBoston Revolver as of June 30, 1999.

     The fee on outstanding letters of credit was 2.5% per annum as of June 30, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 7.75% at June 30, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $100,000 amendment fee related to an amendment that became effective April 15, 1999.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds term loans of $20.1 million ("A Term Loan"), $11.0 million ("B Term Loan"), $5.3 million ("C Term Loan") and an unsecured note of $2.9 million ("Subordinate Note A") as of June 30, 1999.

     Effective April 15, 1999, Varde's credit agreement was also amended. In 1999, cash interest payments on the Varde Revolver (see below), A Term Loan, B Term Loan, C Term Loan, Subordinate Note A and Varde's preferred securities are limited to $208,000 per month. Any excess will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which will bear interest rates of 12% through maturity. The Subordinate Note A is convertible into 455,000 Common Units and bears interest at prime plus one percent. As consideration for the amendment effective April 15, 1999, the principal amount of the B Term Loan was increased by $100,000.

     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense for the second quarters of 1999 and 1998 reflects an accrual of $164,000 and $256,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     Effective April 15, 1999, the Partnership had a $3.0 million revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowings under the Varde Revolver as of June 30, 1999. In the second quarter of 1998, the Partnership paid Varde fees totaling $150,000 in the form of additional Series B Term Loans. Cash advances under the Varde Revolver mature January 2, 2001.

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

     The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. However, Varde has agreed to forego all principal payments in 1998 and 1999. The Partnership has classified $2.7 million of the A Term Loan as current due to the scheduled principal payment due in the first and second quarters of the year 2000. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim (see "Note 9") and certain other transactions including asset sales.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.4 million at June 30, 1999. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $185,000 as current at June 30, 1999.

7.   Preferred Equity

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. As a result of the amendment, preferred equity securities are now treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and the holders of the preferred equity securities.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Cumulative Preferred Units ("Series B Preferred Units"), $5.0 million of Series C Cumulative Preferred Units ("Series C Preferred Units") and $2.8 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Accordingly, for the second quarter of 1999, the Partnership accumulated arrearages of $422,000 on these preferred equity securities. Through June 30, 1999, these securities had total accumulated arrearages of $2.4 million.

     On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which are both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, for the second quarter of 1999, the Partnership accumulated arrearages of $52,000 on the Series E Preferred Units and Series F Preferred Units. Through June 30, 1999, these securities had total accumulated arrearages of $294,000.

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

8.   Common Units

     At June 30, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

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

10.  Business Segments

     The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to unitholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Partnership has two segments: (i) the Products Marketing Business, and (ii) the Crude Gathering System (see Note 1). Assets no longer used in the business and corporate assets are considered part of the Products Marketing Business. As discussed in Note 1, prior to March 22, 1998, the Partnership operated as a single segment.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies in the Annual Report on Form 10K for the year ended December 31, 1998 (see Note 1).

     Information on the Partnership's operations by business segment (stated in thousands) is summarized as follows:

                                      Six Months Ended June 30,
                                           1999        1998
                                         -------    --------
     Revenues
        Products Marketing Business     $ 48,712    $ 74,264
        Crude Gathering System           141,600     174,960
        Intrasystem and Other               (140)    (40,019)
                                         -------     -------
          Total Revenues                $190,172    $209,205
                                         =======     =======

     Operating Income (Loss)
        Products Marketing Business     $   (262)   $    662
        Crude Gathering System             1,389        (447)
                                         -------     -------
          Total Operating Income(Loss)  $  1,127    $    215
                                         =======     =======

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

     Prior to April 1998, a substantial portion of the crude gathered by the Crude Gathering System was sold to the Refinery. The total intrasystem price for crude oil between the Refinery and the Crude Gathering System included an intracompany premium ("Intracompany Premium"), the Partnership's posted price and transportation costs.
An increase in the Intracompany Premium for crude oil had a negative impact on the Refinery and a positive impact on the Crude Gathering System. On the other hand, a decrease in the Intracompany Premium for crude oil had a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the first three months of 1998, the average Intracompany Premium for crude oil was $1.72.

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

Second Quarter 1999 Compared to Second Quarter 1998

     GENERAL -- Net loss for the second quarter of 1999 was $2.5 million compared to $3.5 million for the second quarter of 1998. Net loss for the second quarter of 1998 included a negative $1.0 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was less than its carrying value at June 30, 1998.

     Operating loss was $113,000 for the second quarter of 1999 compared to an operating loss of $1.1 million for the second quarter of 1998. Operating income, excluding depreciation, for the second quarter of 1999 was $762,000 compared to an operating loss, excluding depreciation, of $206,000 for the second quarter of 1998. As mentioned above, the second quarter of 1998 included a negative $1.0 million lower of cost or market adjustment.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the second quarter of 1999 and 1998.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                  Excluding
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
Second Quarter 1999

Products Marketing Business    $   197      $   364      $    561

Crude Gathering System            (310)         511           201
                               -------      -------      --------
Total                          $  (113)     $   875      $    762
                               =======      =======      ========

Second Quarter 1998

Products Marketing Business    $  (344)     $   346      $      2

Crude Gathering System            (725)         517          (208)
                               -------      -------      --------
Total                          $(1,069)     $   863      $   (206)
                               =======      =======      ========

     PRODUCTS MARKETING BUSINESS -- Operating income for the Products Marketing Business increased to $197,000 for the second quarter of 1999 from an operating loss of $344,000 for the second quarter of 1998 which is primarily a result of a decline in operating expenses from the second quarter of 1998. In the second quarter of 1998, operating expenses were higher for the Products Marketing Business as the Partnership transitioned out of the refining business. Depreciation expense for the Products Marketing Business was $364,000 for the second quarter of 1999 compared to $346,000 for the second quarter of 1998. Operating income, excluding depreciation, for the Products Marketing Business was $561,000 for the second quarter of 1999 compared to $2,000 for the second quarter of 1998. During the second quarter of 1999, the Partnership marketed 13,751 barrels per day ("BPD") of refined products compared to 12,824 BPD for the second quarter of 1998. The net margin per barrel for the second quarter of 1999 was $0.16 compared to negative $0.29 for the second quarter of 1998.

     CRUDE GATHERING SYSTEM -- Operating loss for the Crude
Gathering System was $310,000 for the second quarter of 1999 compared to $725,000 for the same period in 1998. As mentioned earlier, the second quarter of 1998 for the Crude Gathering Business included a negative $1.0 million lower of cost or market adjustment which partially offset $616,000 in higher cost of sales due to hedging losses in the second quarter of 1999. Depreciation expense for the Crude Gathering System was $511,000 for the second quarter of 1999 compared to $517,000 for the second quarter of 1998. Operating income, excluding depreciation, for the Crude Gathering System was $201,000 for the second quarter of 1999 compared to operating loss, excluding depreciation, of $208,000 for the second quarter of 1998. The net margin was negative $0.09 per barrel for the second quarter of 1999 versus negative $0.17 per barrel for the same period in 1998.
The volume of crude oil gathered by the Crude Gathering System decreased to 37,308 BPD for the second quarter of 1999 from 46,605 BPD for the second quarter of 1998 due to the elimination of marginal contracts and lower crude oil production in the field.

First Six Months of 1999 Compared to First Six Months of 1998

     GENERAL -- Net loss for the first six months of 1999 was $3.2 million compared to $4.3 million for the first six months of 1998. Net loss for the first six months of 1999 included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at June 30, 1999, whereas, net income for the first six months of 1998 included a negative $1.0 million lower of cost or market adjustment since the market value of the crude oil owned by the Partnership was less than its carrying value at June 30, 1998. This was partially offset by $616,000 in higher cost of sales due to hedging losses in the first six months of 1999.

     Operating income was $1.1 million for the first six months of 1999 compared to $215,000 for the first six months of 1998. Operating income, excluding depreciation, for the first six months of 1999 was $2.9 million compared to $1.9 million for the first six months of 1998.

     The following table details the operating income (loss);
depreciation; and the operating income (loss), excluding depreciation (in thousands), for the first six months of 1999 and 1998.

                                                       Operating
                                                         Income
                               Operating                 (Loss)
                                Income                  Excluding
                                (Loss)   Depreciation  Depreciation
                               --------- ------------  ------------
First Six Months of 1999

Products Marketing Business    $  (263)     $   723      $    460

Crude Gathering System           1,390        1,020         2,410
                               -------      -------      --------
Total                          $ 1,127      $ 1,743      $  2,870
                               =======      =======      ========

First Six Months of 1998

Products Marketing Business(1) $   662      $   714      $  1,376

Crude Gathering System            (447)         999           552
                               -------      -------      --------
Total                          $   215      $ 1,713      $  1,928
                               =======      =======      ========

(1) The Partnership began operating the Products Marketing Business in the second quarter of 1998. Prior to this, the Partnership operated the Refinery and Products System.

     PRODUCTS MARKETING BUSINESS -- Operating loss, depreciation expense, and operating income, excluding depreciation of the Products Marketing Business was $263,000, $723,000, and $460,000, respectively, for the first six months of 1999. Operating income of the Products Marketing Business was $662,000 for the first six months of 1998 which included operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense for the Products Marketing Business was $714,000 for the first six months of 1998 which included depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income, excluding depreciation, of the Products Marketing Business was $1.4 million for the first six months of 1998 which included operating income, excluding depreciation, of $1.4 million from the Refinery and Products System for the first three months of 1998. During the first six months of 1999, the Partnership marketed 13,768 barrels per day ("BPD") of refined products compared to 20,703 BPD for the first six months of 1998. The net margin per barrel for the first six months of 1999 was negative $0.11 compared to positive $0.18 for the first six months of 1998.

     CRUDE GATHERING SYSTEM -- Operating income for the Crude Gathering System was $1.4 million for the first six months of 1999 compared to an operating loss of $447,000 for the same period in 1998. Operating income for the first six months of 1999 for the Crude Gathering System included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at June 30, 1999, whereas, operating loss for the first six months of 1998 for the Crude Gathering System included a negative $1.0 million lower of cost or market adjustment since the market value of the crude oil owned by the Partnership was less than its carrying value at June 30, 1998. The improvement for the first six months of 1999 related to the lower of cost or market adjustment was partially offset by $616,000 in higher costs of sales due to hedging losses in the first six months of 1999. Depreciation expense for the Crude Gathering System was $1.0 million for the first six months of 1999 compared to $999,000 for the first six months of 1998. Operating income, excluding depreciation, for the Crude Gathering System was $2.4 million for the first six months of 1999 and $552,000 for the first six months of 1998. The net margin was $0.20 per barrel for the first six months of 1999 versus negative $0.05 per barrel for the same period in 1998. The volume of crude oil gathered by the Crude Gathering System decreased to 38,780 BPD for the first six months of 1999 from 49,376 BPD for the first six months of 1998 due to the elimination of marginal contracts and lower crude oil production in the field.

Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory requirements, industry trends, price of crude oil, inventory prices, and, with respect to certain products, seasonality and weather. The Managing General Partner expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed may not represent their relative significance.

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

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the cost to comply with this study approximates $315,000 and accrued for this amount at December 31, 1998. Management does not currently believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

     Effective January 1, 1995, the Clean Air Act Amendment of 1990 required that certain areas of the country use reformulated gasoline ("RFG"). The Abilene and San Angelo market areas do not require RFG. Collin, Dallas, Denton, and Tarrant Counties, which comprise the Dallas-Fort Worth ("DFW") metroplex area, do require RFG; however, the Partnership's Aledo Terminal lies outside this area and is currently allowed to supply conventional gasoline that is not destined for sale in these four counties. In addition to the requirement for RFG in certain areas, new but much less restrictive regulations took effect that impose new quality standards for conventional gasoline in the rest of the country. Management does not believe that these regulations have had or are likely to have a material adverse effect on the Partnership's operations.

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

     INVENTORY PRICES -- The Partnership utilizes the last-in/first-out (LIFO) method of determining inventory values. LIFO minimizes the effect of fluctuations in inventory prices on earnings by matching current costs with current revenue. At June 30, 1999, petroleum inventories valued using the LIFO method were less than current cost determined using the FIFO method by $1.7 million.

     SEASONALITY AND WEATHER -- Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north.

     OTHER FACTORS -- On August 11, 1999, the Partnership announced the execution of a purchase and sale contract wherein the Partnership proposes, subject to completion of due diligence and satisfaction of various closing conditions, to sell its Crude Gathering System assets to Sun Pipe Line Services Co. ("Sun"), a subsidiary of Sunoco, Inc. The purchase price is $26.0 million plus the market price of Pride's crude oil inventory at closing to be reduced by the outstanding balance of the $6.0 million nonrecourse note (see "-Financial Condition - Financial Resources and Liquidity") assumed by Sun. The sale is subject to completion of due diligence beginning on the date of execution of the contract. Pride expects the transaction to close on or about October 1, 1999 if conditions to closing are satisfied.

     The transaction is expected to result in a taxable gain to Pride which would result in taxable income being allocated to unitholders. The proceeds from the sale will be used primarily to reduce outstanding debt and none of the proceeds will be available for distributions to unitholders.

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     The Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales and by the 20th of the following month in the case of third-party crude oil sales and exchanges. The Partnership maintains crude inventory of approximately 10 to 15 days of sales. Effective on the close of business on September 30, 1998 and extending to December 31, 1999, Equilon has agreed to maintain the refined products inventory on hand at the Partnership's marketing facilities. As a result, the Partnership purchases product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduces the lag between the time the Partnership must pay Equilon for the product, 10 days after the sale, and the time the Partnership receives payment from its customers. The Crude Gathering System generally pays for crude oil on the 20th of the month following the month in which it is received and also can experience a minor lag between the time it pays for and receives payment for crude oil transactions. Letters of credit are an integral part of the operations of the Crude Gathering System since the Partnership takes title to both first purchased barrels and custom gathered barrels.

     Cash flows have been and will continue to be significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. For the six months ended June 30, 1999, cash was provided as a result of an increase in accounts payable (resulting from higher crude oil prices and refined product prices). This was partially offset by an increase in accounts receivable (resulting from higher product and crude oil prices). For the six months ended June 30, 1998, cash was utilized as a result of a decrease in accounts payable (resulting from lower crude oil prices and refined product prices) and a reduction in various accrued liabilities. This was partially offset by a decline in accounts receivable (resulting from the lower crude oil prices and refined product prices) and inventory (resulting from a decrease in the number of barrels in inventory).

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

     The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $2.4 million as of June 30, 1999.

     Effective April 15, 1999, BankBoston amended the facility which will mature January 2, 2001. The total credit line available has been lowered from $65.0 million to $55.0 million. Though no advances had been drawn under the letter of credit facility at June 30, 1999, the Partnership did have approximately $39.1 million in outstanding letters of credit. The Partnership did not have any outstanding borrowing under the BankBoston Revolver as of June 30, 1999.

     The fee on outstanding letters of credit was 2.5% per annum as of June 30, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 7.75% at June 30, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $100,000 amendment fee related to an amendment that became effective April 15, 1999.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds term loans of $20.1 million ("A Term Loan"), $11.0 million ("B Term Loan"), $5.3 million ("C Term Loan") and an unsecured note of $2.9 million ("Subordinate Note A") as of June 30, 1999.

     Effective April 15, 1999, Varde's credit agreement was also amended. In 1999, cash interest payments on the Varde Revolver (see below), A Term Loan, B Term Loan, C Term Loan, Subordinate Note A and Varde's preferred securities are limited to $208,000 per month. Any excess will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 455,000 Common Units and bears interest at prime plus one percent. As consideration for the amendment effective April 15, 1999, the principal amount of the B Term Loan was increased by $100,000.

     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense for the second quarters of 1999 and 1998 reflects an accrual of $164,000 and $256,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     Effective April 15, 1999, the Partnership had a $3.0 million revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowings under the Varde Revolver as of June 30, 1999. In the second quarter of 1998, the Partnership paid Varde fees totaling $150,000 in the form of additional Series B Term Loans. Cash advances under the Varde Revolver mature January 2, 2001.

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

     The A Term Loan is due December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde credit agreement as well as make payments of excess cash flow for the preceding year. However, Varde has agreed to forego all principal payments in 1998 and 1999. The Partnership has classified $2.7 million of the A Term Loan as current due to the scheduled principal payment due in the first and second quarters of the year 2000. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim and certain other transactions including asset sales. See "Legal Proceedings."

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

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.4 million at June 30, 1999. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. The Partnership has classified $185,000 as current at June 30, 1999.

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

     Under the new military aviation fuel contract with the U. S. Government which began April 1, 1999 and ends March 31, 2000, the Partnership will supply 25.3 million gallons or approximately 48% of the volumes that it supplied under the contract which began April 1, 1998 and ended March 31, 1999. Margins under the new contract will be 1.5 cents per gallon lower than the prior contract.

     Declines in crude oil and refined product prices have had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital. Though prices recovered significantly in the first and second quarters of 1999, further declines could have a material adverse effect on the Partnership. To mitigate the negative effects crude oil price declines have on the borrowing base, the Partnership has hedged 250,000 barrels of crude oil inventory.

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

     The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Since 1993, the Partnership has been able to achieve certain reductions in marketing, general and administrative expenses. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline or significant declines in crude oil and petroleum prices occur.

     Though management has and will continue to pursue options regarding increasing volumes and margins and reducing costs, including limiting any significant capital expenditures, these improvements, if achieved, will be gradual and, in many cases, will take sustained periods of time to implement in order to achieve profitability. As a result, the Partnership engaged an investment advisor to assist the Partnership in considering and analyzing various potential business opportunities involving the Crude Gathering System. Based on that analysis, the Partnership executed a purchase and sale contract with Sun involving the Crude Gathering System. The sales price is $26.0 million plus the market price of Pride's crude oil inventory at closing to be reduced by the $6.0 million nonrecourse note assumed by Sun (see "-Results of Operations - Factors and Trends Affecting Operating Results - Other Factors"). The sale is subject to completion of due diligence beginning on the date of execution of the contract. Pride expects the transaction to close on or about October 1, 1999 if conditions to closing are satisfied.

     This sale will likely result in taxable gain to the Partnership which would be allocated to the unitholders without a corresponding cash distribution from the Partnership. If a unitholder's passive loss carryforwards are less than the unitholders share of such income, the unitholder will have to satisfy any resulting tax liability with cash from other sources. The proceeds from the sale will be used primarily to reduce outstanding debt and none of the proceeds will be available for distribution to unitholders.

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

Capital Expenditures

     Capital expenditures totaled $392,000 and $662,000 for the quarter ended June 30, 1999 and the first six months of 1999, respectively, compared to $517,000 and $1.4 million for the quarter ended June 30, 1998 and the first six months of 1998, respectively.

     Management anticipates spending $315,000 in 1999 for environmental expenditures which were fully accrued for at December 31, 1998 and capital expenditures for 1999 are budgeted at $1.0 million.

Cash Distributions and Preferred Arrearages

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. As a result of the amendment, preferred equity securities are now treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and the holders of the preferred equity securities.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Distributions are also subject to the cap on payments to Varde as previously discussed. Accordingly, for the second quarter of 1999, the Partnership accumulated arrearages of $422,000 on these preferred equity securities. Through June 30, 1999, these securities had total accumulated arrearages of $2.4 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

     On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which is convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which are both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units are subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, for the second quarter of 1999, the Partnership accumulated arrearages of $52,000 on the Series E Preferred Units and Series F Preferred Units. Through June 30, 1999, these securities had total accumulated arrearages of $294,000. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

    At June 30, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

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

     Based on completed assessments, the Partnership determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Partnership presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

     The Partnership's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Partnership has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Partnership's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in monitoring the Partnership's pipelines and terminals are also at risk. The Partnership does not plan to replace certain noncompliant pipeline and terminal hardware if the Partnership believes the continued use of such equipment in the Year 2000 will not result in any significant disruptions of operations. The Partnership does not believe that the Year 2000 presents a material exposure as it relates to the Partnership's products, but there can be no assurances that the Partnership will not have unexpected problems or incur unexpected costs or business interruptions.

     For its information technology exposures, to date the Partnership is 98% complete on the remediation phase and expects to complete software reprogramming and replacement in the third quarter of 1999. Once software is reprogrammed or replaced for a system, the Partnership begins testing and implementation. These phases run concurrently for different systems. To date, the Partnership has completed 70% of its testing and has implemented 100% of its remediated systems. Completion of the testing phase for all significant systems is expected by September 30, 1999. There can be no assurances that the Partnership will complete implementation of its Year 2000 plan prior to year-end, and contingency plans have not yet been developed.

     The Partnership has queried its significant suppliers and subcontractors, some of which share information systems with the Partnership. To date, the Partnership is not aware of any suppliers or subcontractors with a Year 2000 Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that suppliers or subcontractors will be Year 2000 ready. The inability of suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership. The effect of non-compliance by suppliers or subcontractors is not determinable.

     The Partnership expects to spend $856,000 related to the Year 2000 Issue. As of June 30, 1999, the Partnership had spent $845,000 on the Year 2000 Issue with the rest scheduled to be incurred in the remainder of 1999. Substantially all of the $856,000 is for newly purchased software or hardware with new features and enhancements in addition to being Year 2000 compliant. Accordingly, substantially all of the costs have been or will be capitalized.

     There is no guarantee that the Partnership will succeed in implementing its Year 2000 Plan. If the Partnership's replaced technology system fails the testing phase, delays in billing and/or collection could occur. If the computer systems of third party vendors that the Partnership exchanges data with fail, significant problems could occur in billing and/or collection. Although the Partnership doesn't yet have a formal contingency plan in place, one will be developed based on the outcome of the testing phase, which is currently expected to be complete by the third quarter of 1999.

Quantitative and Qualitative Disclosures About Market Risks

     In the second quarter of 1999, the Partnership hedged 250,000 barrels or approximately 50% of its crude oil inventory to protect against declines in the price of crude oil which has an adverse effect on the borrowing base. During the second quarter of 1999, crude oil prices increased resulting in hedging losses recognized in cost of sales of $616,000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Partnership has not yet determined what the effect of Statement No. 133 will be on the operations and financial position of the Partnership.

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

Item 2.   Changes in Securities

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities retroactively to January 1, 1998. As a result of the amendment, preferred equity securities are now treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and the holders of the preferred equity securities.

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

     Distributions on the Series B Preferred Units, the Series C Preferred Units and the Series D Preferred Units are payable on the 5th day of the second month in each quarter. Distributions are subject to the cap on payments to Varde. Accordingly, for the second quarter of 1999, the Partnership accumulated arrearages of $422,000 on these preferred equity securities. Through June 30, 1999, these securities had total accumulated arrearages of $2.4 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

     Distributions on the Series E Preferred Units and Series F Preferred Units are payable on the 5th day of the second month in each quarter; however, the Partnership may not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units have accumulated arrearages outstanding. Accordingly, for the second quarter of 1999, the Partnership accumulated arrearages of $52,000 on the Series E Preferred Units and Series F Preferred Units. Through June 30, 1999, these securities had total accumulated arrearages of $294,000. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

     The Partnership has not historically complied with its financial and performance covenants included in its various credit facilities with lenders. Based on the amendment effective April 15, 1999, agreed to by the principal creditors, management now believes the Partnership can maintain compliance with the covenants in the near future. However, compliance with the covenants into the Year 2000 will be largely dependent on the then current operating conditions, including crude oil prices and wholesale margins for petroleum products. At December 31, 1998, the Partnership was not in compliance with certain financial covenants in its loan agreements including the leverage ratio, consolidated interest coverage, consolidated operating cash flow to consolidated debt service, minimum EBITDA and consolidated net worth financial covenants. Effective April 15, 1999, these past defaults were waived by the lenders.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     No material changes have occurred related to market risks as disclosed in the Form 10-K.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits:

10.1 The Sixth Amendment to the Sixth Restated and Amended Credit Agreement as of April 15, 1999 among Pride Companies,
          L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP,
          Inc., Desulfur Partnership, Pride Marketing of Texas
          (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc.

10.2 Amended and Restated Certificates of Designation of Series B, C, D, E and F Cumulative Convertible Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999.

10.3 Purchase and Sale Agreement dated August 4, 1999 by and among Pride Companies, L.P. and Pride SGP, Inc., as Sellers, and Sun Pipe Line Services Co., as Buyer.

27        Financial Data Schedule for the Second Quarter of 1999.


     b.  Reports on Form 8-K:

     On August 11, 1999, the Partnership announced the execution of a purchase and sale contract wherein the Partnership proposes to sell its Crude Gathering Business assets to Sun Pipe Line Services Co., a subsidiary of Sunoco, Inc.
                           SIGNATURES


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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   August 16, 1999       /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   August 16, 1999       /s/ George Percival
                              Principal Financial Officer

                              (Signing as Principal Financial
                              Officer)

                      PRIDE COMPANIES, L.P.
                           Exhibits to
                       Report to Form 10-Q

                        INDEX TO EXHIBITS
Exhibit Number
(Reference to
Item 601 of
Regulation S-K)
_________________

10.1 The Sixth Amendment to the Sixth Restated and Amended Credit Agreement as of April 15, 1999 among Pride Companies,
          L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP,
          Inc., Desulfur Partnership, Pride Marketing of Texas
          (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc.

10.2 Amended and Restated Certificates of Designation of Series B, C, D, E and F Cumulative Convertible Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999.

10.3 Purchase and Sale Agreement dated August 4, 1999 by and among Pride Companies, L.P. and Pride SGP, Inc., as Sellers, and Sun Pipe Line Services Co., as Buyer.

27        Financial Data Schedule for the Second Quarter of 1999.

EXHIBIT 10.1



                  SIXTH AMENDMENT TO SIXTH
            RESTATED AND AMENDED CREDIT AGREEMENT


          THIS SIXTH AMENDMENT TO SIXTH RESTATED AND AMENDED
   CREDIT AGREEMENT, dated as of April 15, 1999 (this "Sixth Amendment"), amends the Sixth Restated and Amended Credit Agreement dated as of December 30, 1997 (as heretofore amended and as may be further amended, modified or supplemented from time to time, the "Credit Agreement") by and among PRIDE COMPANIES, L.P. (the "Borrower"), PRIDE REFINING, INC., PRIDE SGP, INC., PRIDE MARKETING OF TEXAS (CEDAR WIND), INC. and PRIDE BORGER, INC. (collectively, the "Guarantors") and Varde PARTNERS, INC., as Lender (the "Lender"). Capitalized terms used herein but not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

          WHEREAS, the Borrower, the Guarantors and the Lender have entered into the Credit Agreement; and

          WHEREAS, the parties desire to amend the Credit
   Agreement as hereinafter set forth;

          NOW, THEREFORE, the parties hereto agree as follows:

          SECTION 1 Amendments. Effective on (and subject to the occurrence of) the Sixth Amendment Effective Date (as defined in Section 4 below), the Credit Agreement shall be amended as set forth below:

          1.1 Section 1.1 of the Credit Agreement is hereby amended by amending and restating the following definitions in their entirety as follows:

          "Available Commitment" shall mean, at any time, an
        amount equal to  the excess, if any, of (a) the amount
        of the Revolving Credit Commitment   over (b) (i) the
        aggregate principal amount of all Revolving Credit Loans
        then   outstanding plus (ii) the aggregate amount, if
        any, that Capital Expenditures exceed the amounts set forth in Section 6.2(d) hereof for any quarter.

          "Consolidated Operating Cash Flow" means, for any period, the remainder of Consolidated EBITDA for such period minus the Non-Discretionary Capital Expenditures of the Borrower and its Subsidiaries for such period, minus the amounts of all taxes based upon or measured by net income paid or payable by the Borrower and its Subsidiaries for such period, plus (but only for any period ending on or prior to March 31, 2000) the Available Commitment as of the close of business on the last day of such period.

          "Revolving Credit Commitment" shall mean the obligation of the Lender to make Revolving Credit Loans to the Borrower hereunder in an aggregate principal amount at any one time outstanding not to exceed Three Million Dollars ($3,000,000) as such amount may be reduced from time to time in accordance with the terms of this Agreement.

          "Revolving Credit Termination Date" shall mean January
        2, 2001.

          1.2 Section 1.1 of the Credit Agreement is hereby further amended by adding the following new definition in the appropriate alphabetical position:

          "Sixth Amendment Effective Date" shall mean April 15,
        1999.

          1.3 Section 2.3 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

          2.3  Revolving Credit Notes.  The Revolving Credit
        Loans made by the Lender shall be evidenced by a promissory note of the Borrower, substantially in the form of Exhibit A-6, with appropriate insertions as to payee, date and principal amount (a "Revolving Credit Note"), payable to the order of the Lender and in a principal amount equal to the lesser of (a) the amount of the Revolving Credit Commitment and (b) the aggregate unpaid principal amount of all Revolving Credit Loans made by the Lender. The Revolving Credit Note shall (x) be dated the Sixth Amendment Effective Date, (y) be stated to mature on the Revolving Credit Termination Date and (z) provide for the payment of interest in accordance with Section 2.6.

          1.4 Section 2.6 of the Credit Agreement is hereby amended by amending and restating subsection (a) thereof in its entirety to read as follows:

          (a) Repayment. Borrower shall repay the outstanding principal balances of the Loans, together with accrued interest from time to time outstanding on such outstanding principal balances, as follows:

                    (i)  all accrued and unpaid interest on the
        Term Loans shall be due and payable on the Interest Payment Date, commencing on January 31, 1998, and continuing on each Interest Payment Date thereafter until the Maturity Date; provided, however, that on any date upon which interest shall be payable hereunder, the Borrower shall pay the applicable amount of PIK Interest hereunder on (x) the Series A Term Loan by adding the amount of such interest to the principal (such amount when so added, "Capitalized Series A Interest") of the Series A Term Loan (any such interest so added to the principal of such Series A Term Loan shall bear interest hereunder as if it had originally been part of the principal of the Series A Term Loan), (y) the Series B Term Loans by adding the amount of such interest to the principal of the Series B Term Loans (and any such interest so added to the principal of such Series B Term Loans shall bear interest hereunder as if it had originally been part of the principal of the Series B Term Loans) and (z) the Series C Term Loans by adding the amount of such interest to the principal of the Series C Term Loans (and any such interest so added to the principal of such Series C Term Loans shall bear interest hereunder as if it had originally been part of the principal of the Series C Term Loans);

                    (ii) on each Principal Payment Date in each Year set forth below, the Borrower will pay to the Lender as a prepayment of the Series A Term Loan the lesser of (x) the amount set forth below for such date or (y) the amount of the Series A Term Loan then outstanding:


   Principal Payment Date   Amount
   ----------------------   ------
   1998                     $375,000

   1999                     $562,500

   2000                     $625,000

   2001                     $750,000

   2002                     $750,000;


     provided, that, the Borrower shall defer each 1998 and 1999 amortization payment as each such payment becomes due (all such amortization payments which are so deferred, collectively, the "Deferred Amortization"); provided, further, that upon such deferral by the Borrower, on each Principal Payment Date in each Year set forth below the Borrower will pay to the Lender as a prepayment of the Series A Term Loan the lesser of (x) the amount set forth below for such date or (y) the amount of the Series A Term Loan then outstanding:


   Principal Payment Date   Amount
   ----------------------   ------

   1998                     Deferred

   1999                     Deferred

   2000                     $1,353,198

   2001                     $854,651.16

   2002                     $854,651.16



                    (iii)     on December 31, 1998, the
        Borrower will pay to the Lender as a prepayment of the Series A Term Loan the amount of Capitalized Series A
        Interest then outstanding;

                    (iv) all amounts outstanding on all Term
        Loans shall be due and payable on the Maturity Date;

                    (v)  all accrued and unpaid interest on the
        Revolving Credit Loans shall be due and payable in arrears on the last day of each Month during the Commitment Period; and

                    (vi) all amounts outstanding on all
        Revolving Credit Loans shall be due and payable on the Revolving Credit Termination Date.

                    (vii)     anything contained in this
        Agreement to the contrary notwithstanding, (a) cash payments of interest on the Revolving Credit Loan and of interest and principal on the Series A Term Loan may not exceed $2,500,000 (exclusive of any payments made pursuant to Section 2.7 hereof) in the aggregate for any fiscal year of the Borrower; provided, however, that any payments of interest on the Revolving Credit Loan and Series A Term Loan in excess of $2,500,000 (exclusive of any payments made pursuant to Section 2.7 hereof) in any fiscal year shall be paid as PIK Interest hereunder and (b) all payments of interest in respect of the Series B Term Loans and the Series C Term Loans shall be paid as PIK Interest hereunder; provided, further, however, that the foregoing limitations contained in subsections (a) and (b) above shall not apply if (i) the Maximum Amount of Revolving Credit (as defined in the BankBoston Credit Agreement) under the BankBoston Credit Agreement has been reduced to $20,000,000 or less and (ii) the Maximum Amount of Revolving Credit Outstanding (as defined in the BankBoston Credit Agreement) shall exceed by at least $2,000,000 the sum of the aggregate principal amount of loans made under Section 2.1.1 of the BankBoston Credit Agreement at the time outstanding plus the Letter of Credit Exposure (as defined in the BankBoston Credit Agreement) at the time in effect. Any payments of principal of the Series A Term Loan which are deferred hereunder shall
        (a) continue to accrue interest at the applicable Interest Rate and (b) be paid as otherwise provided in this Agreement.

          1.5 Section 2.7(b) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

               (b)  Excess Cash Flow.  (i) Within five Business
        Days after the fifteenth day of each Month, Borrower shall pay to the Lender as a prepayment of Revolving Credit Loans an amount equal to the lesser of the aggregate amount of all Revolving Credit Loans then outstanding and the Repayment Amount;

                    (ii) On each Principal Payment Date in
        1998, the Borrower shall pay to the Lender as a prepayment of Revolving Credit Loans an amount equal to the excess, if any, of (a) the amount of the Series A Term Loan due on such Principal Payment Date the payment of which is deferred under Section 2.6(a)(ii) over (b) the Available Commitment; and

                    (iii) Commencing on the Sixth Amendment
        Effective Date, until such time as the Lender shall have received (a) the sum of $10,000,000 in principal payments on the Series A Term Loan and (b) all accrued interest (including, without limitation, all PIK Interest) in respect of the Loans, within five Business Days after the date annual financial statements have been (or are required to have been) furnished by the Borrower to the Lender in accordance with Section 6.1, commencing with such financial statements for the fiscal year ended December 31, 1999, the Borrower shall pay to the Lender as a prepayment of the Term Loans, to be applied as provided in Section 2.7(f), an amount equal to 100% of Consolidated Excess Cash Flow from its most recently completed fiscal year, but only so long as
        (a) after giving effect to such payment the Maximum Amount of Revolving Credit Outstanding (as defined in the BankBoston Credit Agreement) shall exceed by at least $2,000,000 the sum of the aggregate principal amount of loans made under Section 2.1.1 of the BankBoston Credit Agreement at the time outstanding plus the Letter of Credit Exposure (as defined in the BankBoston Credit Agreement) at the time in effect and (b) the aggregate amount of such payments in for any fiscal year shall not exceed $250,000; provided, however, that the foregoing limitations contained in subsections (a) and (b) above shall not apply if (i) the Maximum Amount of Revolving Credit (as defined in the BankBoston Credit Agreement) under the BankBoston Credit Agreement has been reduced to $20,000,000 or less and (ii) the Maximum Amount of Revolving Credit Outstanding (as defined in the BankBoston Credit Agreement) shall exceed by at least $2,000,000 the sum of the aggregate principal amount of loans made under Section 2.1.1 of the BankBoston Credit Agreement at the time outstanding plus the Letter of Credit Exposure (as defined in the BankBoston Credit Agreement) at the time in effect.

                         (iv) For purposes of this Section 2.7(b),
   Consolidated  Excess Cash Flow shall be calculated by the
   Borrower no more than 90 days   following the end of each fiscal
   year.

          1.6 Section 6.2(c) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

          (c)  Consolidated Operating Cash Flow to Consolidated
        Debt Service. For the period of two consecutive fiscal quarters of the Borrower ending on June 30, 1999 and for the period of three consecutive fiscal quarters of the Borrower ending on September 30, 1999, the Consolidated Operating Cash Flow shall equal or exceed 90% of Consolidated Debt Service. For the period of four consecutive fiscal quarters of the Borrower ending on December 31, 1999, the Consolidated Operating Cash Flow shall equal or exceed 100% of Consolidated Debt Service. For each period of four consecutive fiscal quarters of the Borrower ending on or after March 31, 2000, the Consolidated Operating Cash Flow shall equal or exceed 150% of Consolidated Debt Service. Notwithstanding any other provision of this Agreement, for the purpose of calculating compliance with this Section 6.2(c), there shall be excluded from Consolidated Debt Service all interest and principal paid or accrued in respect of the Indebtedness to Diamond Shamrock Refining and Marketing Company listed in paragraph 7 of Exhibit 7.3 to the BankBoston Credit Agreement.

          1.7 Section 6.2(d) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

          (d) Capital Expenditures. The aggregate amount of Capital Expenditures of the Borrower and its Subsidiaries, determined on a Consolidated basis, for each fiscal quarter of Borrower ending on or after March 31, 1999 will not exceed $333,000 plus the amount by which Capital Expenditures made in the immediately preceding fiscal quarter were less than $333,000.

          1.8 Section 6.2(f) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

          (f) Minimum Consolidated EBITDA. For each period of one or more consecutive fiscal quarters of the Borrower ending on a date during each period specified below, the Consolidated EBITDA of the Borrower shall equal or exceed the amount set forth below next to such period.


   Period Ending                             Amount
   -------------                             ------

   Fiscal quarter ending March 31, 1999    $1,000,000

   Two consecutive fiscal quarters ending
   June 30, 1999                           $1,000,000

   Three consecutive fiscal quarters
   ending September 30, 1999               $2,000,000

   Fiscal year ending December 31, 1999    $4,000,000

   Fiscal quarter ending March 31, 2000    $2,000,000

   Two consecutive fiscal quarters ending
   June 30, 2000                           $4,000,000

   Three consecutive fiscal quarters
   ending September 30, 2000               $6,000,000

   Fiscal year ending December 31, 2000    $8,000,000


          1.9 Schedule 2.1 of the Credit Agreement is hereby amended by deleting the amount "$500,000" contained therein and inserting in lieu thereof the amount "$600,000".

          1.10 Exhibit A to the Credit Agreement is hereby amended by deleting Exhibit A-3 thereto and inserting a new
   Exhibit A-3 in the form of Exhibit A hereto.

          1.11 Exhibit A to the Credit Agreement is hereby further amended by deleting Exhibit A-6 thereto and inserting a new Exhibit A-6 in the form of Exhibit B hereto.
          SECTION 2 Waiver and Consent. Lender agrees to waive any Default or Event of Default existing or arising prior to the Sixth Amendment Effective Date under Section 6.2 of the Credit Agreement and any default or event of default arising or existing prior to the Sixth Amendment Effective Date under Sections 4.3.2, 6.5.1, 6.5.2, 6.5.3, 6.5.5, 6.5.6 and 6.5.7 of the BankBoston
   Credit Agreement which would otherwise result in a Default or Event of Default under the Credit Agreement. Additionally, from and after the Sixth Amendment Effective Date, until the Final Maturity Date (as defined in the BankBoston Credit Agreement), Lender agrees to waive any Default or Event of Default existing or arising under Sections 6.2(a), 6.2(b), 6.2(e) and 6.2(g) of the Amended Credit Agreement.

          SECTION 3 Representations and Warranties.  The
   Borrower and each of the Guarantors represents and warrants to the Lender that (a) each representation and warranty set forth in
   Article V of the Credit Agreement is true and correct in all material respects (except for any such representations and warranties which are qualified by their terms by a reference to materiality, which representations and warranties as so qualified shall be true and correct in all respects) as of the date of the execution and delivery of this Sixth Amendment by the Borrower and the Guarantors (and assuming the effectiveness hereof), with the same effect as if made on such date (except for any such representations and warranties which are made with respect to a specified date, which representations and warranties shall only be required to be true and correct as of such date); and (b) the execution and delivery by the Borrower and the Guarantors of this Sixth Amendment and the performance by the Borrower and the Guarantors of their respective obligations under the Credit Agreement, as amended hereby (as so amended, the "Amended Credit Agreement"), (i) are within the corporate powers of the Borrower and Guarantors, (ii) have been duly authorized by all necessary corporate action on the part of the Borrower and the Guarantors,
   (iii) have received all necessary approvals and consents from any governmental authority and (iv) do not and will not contravene or conflict with, or result in or require the creation or imposition of any Lien under, any provision or requirements of law or of the certificate of incorporation or by-laws (or equivalent organizational or governing document) of the Borrower or any Guarantor or of any agreement, instrument, order or decree which is binding upon the Borrower of any Guarantor.

          SECTION 4 Effectiveness.  The amendments set forth in
   Section 1 hereof shall become effective on such date (the "Sixth Amendment Effective Date") when the Lender shall have received all of the following:

                           (i)  Counterparts of this Sixth Amendment
   executed by a duly authorized officer of the Borrower and each of the Guarantors.

                          (ii)  Payment of a commitment fee in the
amount of $100,000 which shall be payable in the form of an additional Series B-2 Term Loan.

                         (iii)  An executed Series B-2 Term Note in
the form of Exhibit A hereto.

                          (iv) An executed Revolving Credit Note in
the form of Exhibit B hereto.

                           (v)  An opinion of Andrews & Kurth, LLP,
counsel to the Borrower and the Guarantors, substantially in the form of Attachment I hereto.

                          (vi)  Confirmation that the Borrower has
paid to the Lender all of Lender's out-of pocket costs and expenses in connection with this Sixth Amendment including, without limitation, reasonable expenses, fees and charges payable to the Lender's counsel, Paul, Weiss, Rifkind, Wharton & Garrison.

                         (vii)  All documents the Lender may
reasonably request relating to the existence of the Borrower and the Guarantors, the corporate authority for and the validity of this Sixth Amendment, and any other matters relevant hereto, all in form and substance satisfactory to the Lender.

                       (viii)  Counterparts of the Consent and
Agreement, substantially in the form of Attachment II hereto, executed by a duly authorized officer of each of the Guarantors.

                          (ix)  A duly executed copy of Amendment No.
5 to the BankBoston Credit Agreement in form and substance satisfactory to the Lender.

                           (x) Confirmation that the Borrower has
amended and exchanged the Series B, C and D Units held by Lender in the form of Attachment III hereto.

          SECTION 5      Miscellaneous.

          5.1  Continuing Effectiveness, etc.  The Credit
   Agreement as hereby amended and all other Loan Documents are hereby ratified and confirmed in all respects. After the Sixth Amendment Effective Date, all references in the Credit Agreement and the other Loan Documents to "Credit Agreement", "Agreement" or similar terms shall refer to the Amended Credit Agreement.
   The execution, delivery and effectiveness of this Sixth Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Lender under the Credit Agreement or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement, the Notes, or any other Loan Document nor constitute a waiver of any Default or Event of Default.

          5.2 Counterparts. This Sixth Amendment may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original but all such counterparts shall together constitute one and the same Sixth Amendment.

          5.3 Governing Law. This Sixth Amendment shall be governed by and construed in accordance with the internal laws of the State of New York (without reference to the conflicts of laws provisions thereof).

          5.4 Successors and Assigns. This Sixth Amendment shall be binding upon the Borrower, the Guarantors, the Lender and their respective permitted successors and assigns, and shall inure to the benefit of the Borrower, the Guarantors, the Lender and their respective permitted successors and assigns.

          5.5 Further Assurances. Each of the Borrower and the Guarantors will, promptly upon the request of the Lender, from time to time execute, acknowledge and deliver, and file and record, all such agreements, documents, instruments and notices, and take all such action, as the Lender deems necessary or advisable to carry out the intent and purposes of this Sixth Amendment and the Credit Agreement.

          5.6  Consent to Dissolution of Desulfur Partnership.
   The Lender hereby consents to the dissolution of Desulfur
   Partnership.

          IN WITNESS WHEREOF, the parties hereto have caused this Sixth Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

                              PRIDE COMPANIES, L.P.
                                By Pride Refining, Inc., its
                                Managing General Partner


                              By:____________________________
                              Name:
                              Title:


                              PRIDE REFINING, INC.


                              By:____________________________
                              Name:
                              Title:


                              PRIDE SGP, INC.


                              By:____________________________
                              Name:
                              Title:


                              PRIDE BORGER, INC.


                              By:____________________________
                              Name:
                              Title:


                              PRIDE MARKETING OF TEXAS
                             (CEDAR WIND), INC.


                              By:____________________________
                              Name:
                              Title:


                              Varde PARTNERS, INC., as lender


                              By:____________________________
                              Name:
                              Title:







                    CONSENT AND AGREEMENT


          Each of Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. hereby consents to the provisions of this Sixth Amendment and the transactions contemplated herein, and hereby ratifies and confirms the respective Third Restated Guaranty Agreements, each dated as of December 30, 1997, made by it for the benefit of Lender, and agrees that its obligations and covenants thereunder are unimpaired hereby and shall remain in full force and effect.


   Dated: April 15, 1999

                         PRIDE REFINING, INC.


                         By:______________________________
                         Name:
                         Title:


                         PRIDE SGP, INC.


                         By:______________________________
                         Name:
                         Title:


                         PRIDE MARKETING OF TEXAS (CEDAR
                         WIND), INC.


                         By:______________________________
                         Name:
                         Title:


                         PRIDE BORGER, INC.


                         By:______________________________
                         Name:
                            Title:


                                                 EXHIBIT A


                         SERIES B-2
                          TERM NOTE


   $600,000                                  New York, New York
                                             April 15, 1999

          FOR VALUE RECEIVED, the undersigned, PRIDE COMPANIES, L.P., a Delaware limited partnership (the "Borrower"), unconditionally promises to pay to the order of Varde PARTNERS, INC. (the "Lender"), on the dates and in the manner set forth in sections 2.6(a) and 2.8 of the Credit Agreement (as defined below), the lesser of (a) the principal amount of SIX HUNDRED THOUSAND DOLLARS ($600,000) and (b) the aggregate unpaid principal amount of the Series B-2 Term Loan made by the Lender to the Borrower pursuant to section 2.1 of the Credit Agreement. The Borrower further agrees to pay interest on the unpaid principal amount hereof on the dates and at the applicable rates per annum as provided in section 2.6(b) of the Credit agreement until any such amount shall be due and payable (whether at the stated maturity, by acceleration or otherwise).

          The holder of this Note is authorized to endorse on the schedule annexed hereto and made a part hereof or on a continuation thereof which shall be attached hereto and made a part hereof the date and amount of the Series B-2 Term Loan made pursuant to the Credit Agreement and the date and amount of each payment or prepayment of principal thereof. Each such endorsement shall constitute prima facie evidence of the accuracy of the information endorsed; provided, however, that the failure of the Lender to make any such endorsement shall not affect the obligations of the Borrower in respect of such Series B-2 Term Loan.

          This Note (a) is the Series B-2 Term Note referred to in the Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement"), among the Borrower, Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar
Wind), Inc., Pride Borger, Inc. and the Lender, (b) is subject to the provisions of the Credit Agreement and (c) is subject to optional and mandatory prepayment in whole or in part as provided in the Credit Agreement. This Note is secured and guaranteed as provided in the Collateral Documents. Reference is hereby made to the Collateral Documents for a description of the properties and assets in which a security interest has been granted, the nature and extent of the security and the guarantees, the terms and conditions upon which the security interests and each guarantee were granted and the rights of the holder of this Note in respect thereof.

          Upon the occurrence of any one or more of the Events of Default specified in the Credit Agreement, all amounts then remaining unpaid on this Note may become, or be declared to be, immediately due and payable as provided in the Credit Agreement.

          Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

          The Borrower hereby waives presentment, demand, protest and all other notices of any kind.

          THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND
   INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW
   YORK (WITHOUT REFERENCE TO THE CONFLICTS OF LAWS PROVISIONS
   THEREOF).


                         PRIDE COMPANIES, L.P., a Delaware
                            limited partnership

                         By:  PRIDE REFINING, INC., a Texas
                                 corporation, Managing General
                                 Partner


                         By:

                              Dave Caddell
                              Vice President

                                                   EXHIBIT B



                    REVOLVING CREDIT NOTE


   $3,000,000                             New York, New York
                                              April 15, 1999

          FOR VALUE RECEIVED, the undersigned, PRIDE COMPANIES, L.P., a Delaware limited partnership (the "Borrower"), unconditionally promises to pay on the Revolving Credit Termination Date (as defined in the Credit Agreement defined below) to the order of Varde PARTNERS, INC. (the "Lender"), on the dates and in the manner set forth in sections 2.6 and 2.8 of the Credit Agreement, the lesser of (a) the principal amount of THREE MILLION DOLLARS ($3,000,000) and (b) the aggregate unpaid principal amount of all Revolving Credit Loans made by the Lender to the Borrower pursuant to section 2.2 of the Credit Agreement. The Borrower further agrees to pay interest on the unpaid principal amount hereof on the dates and at the applicable rates per annum as provided in section 2.6(b) of the Credit Agreement until any such amount shall be due and payable (whether at the stated maturity, by acceleration or otherwise).

          The holder of this Note is authorized to endorse on the schedule annexed hereto and made a part hereof or on a continuation thereof which shall be attached hereto and made a part hereof the date and amount of each Revolving Credit Loan made pursuant to the Credit Agreement and the date and amount of each payment or prepayment of principal thereof. Each such endorsement shall constitute prima facie evidence of the accuracy of the information endorsed; provided, however, that the failure of the Lender to make any such endorsement shall not affect the obligations of the Borrower in respect of such Revolving Credit Loans.

          This Note (a) is the Revolving Credit Note referred to in the Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement"), among the Borrower, Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar
Wind), Inc., Pride Borger, Inc. and the Lender, (b) is subject to the provisions of the Credit Agreement and (c) is subject to optional and mandatory prepayment in whole or in part as provided in the Credit Agreement. This Note is secured and guaranteed as provided in the Collateral Documents. Reference is hereby made to the Collateral Documents for a description of the properties and assets in which a security interest has been granted, the nature and extent of the security and the guarantees, the terms and conditions upon which the security interests and each guarantee were granted and the rights of the holder of this Note in respect thereof.

          Upon the occurrence of any one or more of the Events of Default specified in the Credit Agreement, all amounts then remaining unpaid on this Note may become, or be declared to be, immediately due and payable as provided in the Credit Agreement.

          Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

          The Borrower hereby waives presentment, demand, protest and all other notices of any kind.

          THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND
   INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW
   YORK (WITHOUT REFERENCE TO THE CONFLICTS OF LAWS PROVISIONS
   THEREOF).


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

EXHIBIT 10.2


                      AMENDED AND RESTATED

                  CERTIFICATE OF DESIGNATIONS

                               of

        SERIES B CUMULATIVE CONVERTIBLE PREFERRED UNITS

                               of

                     PRIDE COMPANIES, L.P.

      Pursuant to the Third Amended and Restated Agreement
                     of Limited Partnership

                 effective as of April 15, 1999
                     _____________________

          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that (i) pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, the Series B Cumulative Convertible Preferred Units of the Company were duly established and (ii) pursuant to authority contained in the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999, the Series B Cumulative Convertible Preferred Units are hereby amended and restated so that such series will have the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

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

          "Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of April 15, 1999, as such agreement may be amended.

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

          Section 3.  Distributions; Allocation of Income.
(a) The Company shall pay to the holders of the Series B Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. To the extent not paid currently such preferential distributions shall accumulate and compound (as described below) on each Unit from and including the date of original issuance of such Unit to and including the date on which such Unit shall have been converted into Common Units or redeemed and the redemption price shall have been paid in full as contemplated by Section 6 hereof.

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Unit outstanding at the following rates:

                    (i)  subject to subsection (c) below, during
     the three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 6% per annum of the Stated Value of the Unit;

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

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Units shall be payable currently in cash or may be deferred, at the Company's option; provided, however, that in case of such deferrals, the amount of such preferred distributions that will accumulate shall be determined at the rate of 8% per annum. Notwithstanding the foregoing or anything else contained herein to the contrary, however, distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date. Distributions payable on the Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent a preferred distribution is not paid on a Distribution Payment Date with respect to a Unit, the amount with respect to which subsequent preferred distributions on such Unit shall be calculated shall include such unpaid amount and such unpaid distributions, together with all additional deferred distributions with respect thereto, shall be payable prior to any distributions or payments being made with respect to such Units. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection (b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

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

               (g) The holders of Series B Units will be allocated an amount of gross income equal to the amount of any preferred distributions paid on the Series B Units prior to any allocation of income to the holders of Junior Securities.

          Section 4. Certain Covenants and Restrictions. So long as any Series B Units are outstanding:

               (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.

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

               (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings") shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series B Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company. The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii) and (iii) of this Section 4(i).

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

          Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series B Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all unpaid preferred distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series B Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series B Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. For purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement referred to in Section 12 hereof, the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

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

          Section 6. Optional and Mandatory Redemption. (a) The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series B Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all unpaid preferred distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

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

               (d) The Stated Value of each Series B Unit, for purposes of conversion, shall be $1,000.00 plus the amount of accrued and unpaid distributions for all distribution payment periods ending on or prior to the date such Units are surrendered to the Company for conversion and for the partial distribution period beginning on the date immediately following the most recent Distribution Payment Date through and including the date on which such Units are surrendered for conversion. Notwithstanding the foregoing, holders of Series B Units surrendered for conversion shall have the option to require the Company to make payment in cash of all such unpaid preferred distributions, in lieu of such adjustment to the Stated Value, whether or not funds are legally available therefor and whether or not declared.

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

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 15th day of April, 1999 but effective for all purposes as of January 1, 1998.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner


                              By:______________________________
                                  Name: Dave Caddell
                                   Title: Vice President

                       AMENDED AND RESTATED

                  CERTIFICATE OF DESIGNATIONS

                               of

        SERIES C CUMULATIVE CONVERTIBLE PREFERRED UNITS

                               of

                     PRIDE COMPANIES, L.P.

      Pursuant to the Third Amended and Restated Agreement
                     of Limited Partnership

                 effective as of April 15, 1999
                     _____________________


          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that (i) pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, the Series C Cumulative Convertible Preferred Units of the Company were duly established, and (ii) pursuant to authority contained in the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999, the Series C Cumulative Convertible Preferred Units are being amended and restated so that such series will have the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

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

          "Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of April 15, 1999, as such agreement may be amended.

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

          Section 3.    Distributions; Allocation of Income.
(a) The Company shall pay to the holders of the Series C Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. To the extent not paid currently, such preferential distributions shall accumulate and compound (as described below) on each Unit from and including the date of original issuance of such Unit to and including the date on which such Unit shall have been converted into Common Units or redeemed and the redemption price shall have been paid in full as contemplated by Section 6 hereof.

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Unit outstanding at the following rates:

                    (i) subject to subsection (c) below, during the three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 6% per annum of the Stated Value of the Unit;

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

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Units shall be payable currently in cash or may be deferred, at the Company's option; provided, however, that in case of such deferrals, the amount of such preferred distributions that will accumulate shall be determined at the rate of 8% per annum. Notwithstanding the foregoing or anything else contained herein to the contrary, however, distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date. Distributions payable on the Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent a preferred distribution is not paid on a Distribution Payment Date, with respect to a Unit, the amount with respect to which subsequent preferred distributions on such Unit shall be calculated shall include such unpaid amount and such unpaid distributions, together with all additional deferred distributions with respect thereto, shall be payable prior to any distributions or payments being made with respect to such Units. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection (b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

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

               (g) The holders of the Series C Units will be allocated an amount of gross income equal to the amount of any preferred distributions paid on the Series C Units prior to any allocation of income to the holders of Junior Securities.

          Section 4.    Certain Covenants and Restrictions.  So
long as any Series C Units are outstanding:

               (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities, or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.

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

               (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings") shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series C Units in accordance with Section 6 hereof; provided, that funds applied to the redemption of Series C Units as provided in clause (iii) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company. The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii) and (iii) of this Section 4(i).

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

          Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series C Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all unpaid preferred distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series C Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series C Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. For purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement referred to in Section 12 hereof, the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

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

          Section 6.    Optional and Mandatory Redemption.  (a)
 The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series C Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all unpaid preferred distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

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

               (d) The Stated Value of each Series C Unit, for purposes of conversion, shall be $1,000.00 plus the amount of accrued and unpaid distributions for all distribution payment periods ending on or prior to the date such Units are surrendered to the Company for conversion and for the partial distribution period beginning on the date immediately following the most recent Distribution Payment Date through and including the date on which such Units are surrendered for conversion. Notwithstanding the foregoing, holders of Series C Units surrendered for conversion shall have the option to require the Company to make payment in cash of all such unpaid preferred distributions, in lieu of such adjustment to the Stated Value, whether or not funds are legally available therefor and whether or not declared.

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

               (i) If at any time the Company shall be a party to any transaction (including, without limitation, a merger, consolidation, sale of all or substantially all the Company's assets, liquidation, or recapitalization of the Common Units) in which the previously outstanding Common Units shall be changed into or exchanged for different securities of the Company or common stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of any of the foregoing or in which the Common Units cease to be a publicly traded security either listed on the New York Stock Exchange or the American Stock Exchange or quoted by the NASDAQ National Market System or any successor thereto or comparable system (each such transaction being herein called the "Transaction,"the date of consummation of the Transaction being herein called the "Consummation Date,"the Company (in the case of a recapitalization of the Common Units or any other such transaction in which the Company retains substantially all its assets and survives as a limited partnership) or such other corporation or entity (in each other case) being herein called the "Acquiring Company,"and the common stock (or equivalent equity interests) of the Acquiring Company being herein called the "Acquirer's Common Stock"), then, as a condition of the consummation of the Transaction, lawful and adequate provisions shall be made so that the holder of Series C Units, upon the conversion thereof at any time on or after the Consummation Date (but subject, in the case of an election pursuant to clause (B) or (C) below, to the time limitation hereinafter provided for such election),

                    (A)  shall be entitled to receive, and such
          Series C Units shall thereafter be convertible into, in lieu of the Common Units issuable upon such conversion prior to the Consummation Date, shares of the Acquirer's Common Stock, unless the Acquiring Company fails to meet the requirements set forth in clauses (D), (E), and (F) below, in which case shares of the common stock of the corporation or other entity (herein called a "Parent") which directly or indirectly controls the Acquiring Company if it meets the requirements set forth in clauses (D), (E), and (F) below, at a conversion price per share equal to the lesser of (1) the Conversion Price in effect immediately prior to the Consummation Date multiplied by a fraction the numerator of which is the market price per share (determined in the same manner as provided in the definition of Fair Market Price) of the Acquirer's Common Stock or the Parent's common stock or equivalent equity security, as the case may be, immediately prior to the Consummation Date and the denominator of which is the Fair Market Price immediately prior to the Consummation Date, or (2) the market price per share (as so determined) of the Acquirer's Common Stock or the Parent's common stock or equivalent equity security, as the case may be, immediately prior to the Consummation Date (subject in each case to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this
          Section 10),

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

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 15th day of April, 1999 but effective for all purposes as of January 1, 1998.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner


                              By:
                                   Name: Dave Caddell
                                   Title: Vice President

                       AMENDED AND RESTATED

                  CERTIFICATE OF DESIGNATIONS

                               of

              SERIES D CUMULATIVE PREFERRED UNITS

                               of

                     PRIDE COMPANIES, L.P.

      Pursuant to the Third Amended and Restated Agreement
                     of Limited Partnership

                 effective as of April 15, 1999
                     _____________________


          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that (i) pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, the Series D Cumulative Preferred Units of the Company were duly established, and (ii) pursuant to authority contained in the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999, the Series D Cumulative Preferred Units are hereby amended and restated so that such series will have the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

               SERIES D CUMULATIVE PREFERRED UNITS

     Section 1. Number of Units and Designation. There is hereby established a series of preferred limited partnership units of the Company with the designation "Series D Cumulative Preferred Units" (herein referred to as the "Series D Units"), which shall consist of a maximum of 10,000 Units, with a Stated Value per Unit of $1,000.00 (the "Stated Value").

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

          "Initial Issuance Date" means the date on which the first issuance of Series D Units occurs, whether such phrase is used in reference to Units issued on such date or on any subsequent date.

          "Junior Securities" means the Common Units and any other class or series of equity of the Company ranking junior to the Series D Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Managing General Partner" means the corporation or other entity designated to serve as managing general partner of the Company pursuant to the Partnership Agreement.

          "Note Purchase Agreement" means that certain Note
Agreement dated August 13, 1996, as amended, providing, among other things, for the issuance by the Company of the Series A Unsecured
Note.

          "Parity Securities" means any class or series of equity of the Company ranking on a parity with the Series D Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of April 15, 1999, as such agreement may be amended.

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

          "Senior Securities" means any class or series of equity of the Company ranking senior to the Series D Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

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

          "Series B Units" means the Series B Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Certificate of Designations dated as of December 30, 1997, relating to such series. Series B
Units are Senior Securities.

          "Series C" Units means the Series C Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Certificate of Designations dated as of December 30, 1997, relating to such series. Series C
Units are Senior Securities.

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

          "Transfer Agent" means such agent or agents of the Company as may be designated by the Managing General Partner as the transfer agent for the Series D Units.

          "Units" means all or any or each, as the context may require, of the Series B Units, the Series C Units, the Series D
Units, the Series E Units and the Series F Units.

          "Varde" means Varde Partners, Inc., a Delaware corporation, and its successors and assigns.

     Section 3. Distributions; Allocation of Income (a) The Company shall pay to the holders of the Series D Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. To the extent not paid currently, such preferred distributions shall accumulate and compound (as described below) on each Unit from and including the date of original issuance of such Unit to and including the date on which such Unit shall have been redeemed and the redemption price shall have been paid in full as contemplated by Section 6 hereof.

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Unit outstanding at the following rates:

                    (i)  subject to subsection (c) below, during
     the three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 11% per annum of the Stated Value of the Unit, if paid in cash;

                    (ii) during the two-year period beginning on the third anniversary of the Initial Issuance Date and ending on the date immediately preceding the fifth anniversary thereof, at the rate of 13% per annum of the Stated Value of the Unit, payable in cash only; and

                    (iii)     thereafter, at the rate of 15% per
     annum of the Stated Value of the Unit, payable in cash only.

          The amount of the distribution payable on each Distribution Payment Date shall be determined by applying the applicable rate from and including the date immediately following the last previous Distribution Payment Date (or from and including the date of original issuance of the Unit, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Units shall be payable currently in cash or may be deferred, at the Company's option; provided, however in the case of such deferrals, the amount of such deferred distribution that will accumulate shall be determined the rate of 13% per annum. Notwithstanding the foregoing or anything else contained herein to the contrary, however, distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date. Distributions payable on the Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent a preferred distribution is not paid on a Distribution Payment Date with respect to a Unit, the amount with respect to which subsequent preferred distributions on such Unit shall be calculated shall include such unpaid amount and such unpaid distributions, together with all additional deferred distributions with respect thereto, shall be payable prior to any distributions or payment being made with regard to such Units. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection (b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

               (e)  Distributions payable on each Distribution
Payment Date shall be paid to record holders of the Units as they appear on the books of the Company at the close of business on the tenth Business Day immediately preceding the respective
Distribution Payment Date.

               (f) Except as otherwise provided in Section 1.1(f) of the Restructuring Agreement, so long as any Series D Units are outstanding:

                    (i) No distribution shall be declared or paid, or set apart for payment on or in respect of any Junior
     Securities, including, without limitation, distributions payable in cash or other property or in units of any Junior
     Security or other securities of the Company.

                    (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Parity Securities, for any period unless full cumulative distributions on all outstanding Series D Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. When distributions are not paid in full, as aforesaid, on the Series D Units and any Parity Securities, all distributions declared upon such Parity Securities shall be declared and paid pro rata with the Series D Units so that the amounts of distributions per unit declared and paid on the Series D Units and such Parity Securities shall in all cases bear to each other the same ratio that unpaid cumulative distributions per unit on the Series D Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.

               (iii) Unless full cumulative distributions on all outstanding Series D Units have been paid (or contemporaneously are declared and paid) in cash for all prior distribution periods
     (1) no rental payments shall be made to the Special General Partner pursuant to the Pipeline Lease unless Varde has received the full amount in cash to which it is entitled under Section 1.1(f) of the Restructuring Agreement and (2) the Special General Partner shall not declare or pay, or set apart for payment, any dividend or distribution in respect of any of the outstanding securities of the Special General Partner.

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

               (g) The holders of Series D Units will be allocated an amount of gross income equal to the amount of and preferred distributions paid on the Series D Units prior to any allocation of income to the holders of Junior Securities.

     Section 4. Certain Covenants and Restrictions. So long as any Series D Units are outstanding:

          (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.
          (b) The Company shall not (i) pay any principal or interest on, or redeem, purchase or otherwise acquire for any consideration any Parity Securities or Junior Securities (or pay any money to a sinking fund or otherwise set apart any money, property or other consideration for the purchase or redemption of any Parity Securities or Junior Securities) or (ii) pay, provide or distribute to the holders of any Parity Securities or Junior Securities, as such, any money, property, rights or other consideration, except for distributions to holders of Parity Securities permitted by Section 3(f)(ii) hereof.
          (c) The Company shall not effect any split, reverse split or any other subdivision or combination of the Common Units or any other class or series of equity securities of the Company.
          (d) Neither the Company nor the Managing General Partner shall amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, this Certificate of Designations, the Articles of Corporation, bylaws or other organizational document of the Managing General Partner or any agreement entered into for the benefit of holders of Series D Units in any manner so as to affect adversely any of the preferences, rights or powers of the Series D Units.
          (e) The Company shall not and shall not permit any of its Subsidiaries to, create, assume, incur, guarantee or otherwise become or be liable in respect of, or maintain or otherwise allow to exist, any Indebtedness, except for the following:
          (i) So long as the Credit Agreement is in effect, the Indebtedness permitted and set forth in Section 7.1 of the Credit Agreement;
          (ii) If the Credit Agreement is no longer in effect, the Indebtedness set forth in Section 6.6 of the BankBoston Credit Agreement (whether or not the BankBoston Credit Agreement shall then be in effect).
          (f) The Company will not, and will not permit any of its Subsidiaries to, sell, lease, convey, transfer, issue or otherwise dispose of, in one transaction or in a series of transactions, whether involving assets or securities, all or a substantial portion of any Company Business, or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) except a sale for fair consideration (as determined by the Board of Directors of the Managing General Partner) to a purchaser who is not an Affiliate of the Company, the Managing General Partner or the Special General Partner, which consideration shall consist solely of cash which is applied by the Company as provided in subsection (h) of this
Section 4. As used in this subsection, "Company Business" means the operations and assets of one of the following three primary lines of business as currently conducted by the Company and its Subsidiaries on January 1, 1998: (i) crude oil gathering and exchange, (ii) refining and (iii) transportation and marketing of refinery products.
          (g) All money, property or other consideration received by the Company or any Subsidiary outside the ordinary course of business, including but not limited to consideration for or in connection with the sale, lease, transfer or other disposition of any assets or properties of the Company (other than the sale of goods and services in the ordinary course of business), or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) but excluding consideration received in connection with (A) the sale or disposition of any asset of the Company which is sold for fair consideration not in excess of $25,000 or in the aggregate not in excess of $250,000 (provided that to the extent consideration from any such excluded sale or disposition is applied by the Company in accordance with this Section 4(g), the amount of such consideration shall not be counted under the $250,000 aggregate limitation) and
(B) except as otherwise provided in the Restructuring Agreement, Litigation Settlements or Equity Offerings, shall be applied (or converted into cash and then applied, if applicable) by the Company
(i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with
Section 6 hereof; provided, that funds applied to the redemption of the Series B Units, the Series C Units and the Series D Units as provided in clauses (iii) and (iv) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.
          (h) Except as otherwise provided in the Restructuring Agreement, all consideration received by the Company or any Subsidiary in connection with the resolution (by judgment or otherwise) or settlement of any judicial, administrative or arbitral proceeding ("Litigation Settlements") shall be applied (or converted into cash and then applied, if applicable) by the Company
(i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with
Section 6 hereof; provided, that funds applied to the redemption of the Series B Units, the Series C Units and the Series D Units as provided in clauses (iii) and (iv) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.
          (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings") shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with
Section 6 hereof; provided, that funds applied to the redemption of the Series B Units, the Series C Units and the Series D Units as provided in clauses (iii) and (iv) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii) and (iii) of this Section 4(i).
          (j)  [intentionally omitted]

          (k) The Company shall not cause or permit the Pipeline Lease or any other agreement between the Company and any Affiliate of the Company to be amended, supplemented, replaced or modified in any manner that would increase the payments required to be made by the Company thereunder or the costs of compliance by the Company therewith.
          (l)  The Company shall deliver to each holder of Series
D Units one (1) copy of each of the following:
1. Monthly Statements. As soon as available, and in any event within 30 days after the end of each calendar month, copies of the consolidated balance sheet of the Company as of the end of such month, and statements of income and retained earnings and changes in financial position and cash flows of the Company for that month and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year. Such statements shall be in reasonable detail, with a certificate of the chief financial officer of the Managing General Partner certifying that such statements are true and correct in all material respects to the best of his knowledge and prepared in accordance with generally accepted accounting principles ("GAAP"), consistently maintained and applied, subject to year-end audit adjustments.

2. Annual Statements. As soon as available after each fiscal year end, and in any event within 90 days thereafter, copies of the consolidated balance sheet of the Company as of the close of such fiscal year and statements of income and retained earnings and cash flows of the Company for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon (which shall be without a "going concern" or like qualification or exception) of Ernst & Young or of other independent public accountants of recognized national standing selected by the Company and satisfactory to the holders of Series
D Units representing 51% or more of the aggregate Stated Value of the outstanding Series D Units, to the effect that such consolidated financial statements have been prepared in accordance with GAAP consistently maintained and applied (except for changes in which such accountants concur) and that the examination of such accounts in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances.

3. SEC and Other Reports. Promptly upon its becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company to equity owners generally and of each regular or periodic report, registration statement or prospectus filed by the Company with any securities exchange or the Securities and Exchange Commission or any successor agency, and of any order issued by any court or governmental authority in any proceeding to which the Company is a party.

4. Other Information. Such other information concerning the business, properties or financial condition of the Company as the holders of Series D Units representing 51% or more of the aggregate Stated Value of the outstanding Series D Units shall reasonably request.
          For purposes of this Section 4, "proceeds" means gross amounts received without deduction of any related costs or expenses, offset of any related losses or other reduction of any kind, except that "proceeds" of Equity Offerings means gross sales price less reasonable discounts and commissions of underwriters or placement agents. Any noncash proceeds or other noncash assets received by the Company and that are subject to the provisions of subsection (h) or (i) of this Section 4 shall be converted to cash by the Company as soon as practicable and applied as provided in the applicable subsection, and shall not be sold, transferred or otherwise disposed of by the Company other than for such purpose. Notwithstanding the foregoing, the Company may allow any promissory note or similar instrument that is subject to subsection (h) or (i) of this Section 4 to remain outstanding in accordance with its terms, provided that all payments received by the Company thereunder, and the proceed of any sale, transfer or other disposition thereof, shall be applied as provided in the applicable subsection of this Section 4.

          Compliance by the Company with any covenant contained in this Section 4 may be waived in writing by the holders of Series D Units representing 51% or more of the aggregate Stated Value of the outstanding Series D Units. No such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other covenant of the Company or any other term, condition or provision hereof.

     Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series D Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all unpaid preferred distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series D Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series D Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, for purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement, dated as of December 30, 1997, by and between the Company and Varde and the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

          (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series D Units, as provided in this Section 5, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series D Units shall not be entitled to share therein.

          (c) At least 30 days prior to written notice of the commencement of any proceeding for or that may result in any liquidation, dissolution or winding up of the Company shall be given to holders of Series D Units, but neither the giving of such notice nor anything in this Section 5 or any other provision hereof shall relieve the Company of its obligation to obtain consent from holders of Units as provided in Section 9.

     Section 6. Optional and Mandatory Redemption. (a) The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series D Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all unpaid preferred distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

               (b) The Company shall, at the Redemption Price and in the manner provided in this Section 6, redeem for cash from any source of funds legally available therefor, all Series D Units outstanding on the first to occur of:

                    (i)  180 days after the Maturity Date, as
     defined in the Credit Agreement;

                    (ii) the date that is 30 days after any default (a "Cross-Default") by the Company in its obligations to make payments under or with respect to any Indebtedness with an outstanding principal amount in excess of $500,000; provided, however, that the Company need not effect such mandatory redemption because of a Cross-Default if such Cross-Default is cured prior to the end of such 30-day period to the satisfaction of the holders of Series D Units representing 51% or more of the aggregate Stated Value of the then outstanding Series D Units or the right to require the Company to effect such redemption is waived in writing by the holders of 51% or more in Stated Value (as adjusted, if applicable) of the Series D Units; no such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other or subsequent Cross-Default;

                    (iii)     the date that is 30 days after any
     failure by the Company to pay in full in cash on any Distribution Payment Date any distribution payable only in cash on such Distribution Payment Date; or

                    (iv) the date that is 30 days after any default or failure of compliance by the Company with any covenant or restriction contained in Section 3(f) or Section 4 hereof, unless such default or failure of compliance is cured prior to the end of such 30-day period to the satisfaction of the holders of Series D Units representing 51% or more of the aggregate Stated Value of the then outstanding Series D Units; or

                    (v) the Business Day immediately preceding any Change in Control of the Company. For this purpose, a "Change in Control" means (1) a change in the direct or indirect power to direct or cause the direction of the management and policies of the Company, the Managing General Partner or the Special General Partner, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of any of such entities' Boards of Directors or equivalent governing bodies; (2) any reorganization, reclassification or change in any outstanding securities of the Company; (3) the Company's consolidation or merger with or into another partnership, corporation or other entity; (4) the sale, lease or other transfer of the property of the Company as an entirety or substantially as an entirety; (5) the termination of the SGP Guarantee or of the pledge of all of the Special General Partner's assets securing its obligations thereunder, or any event or circumstance as a result of which the SGP Guarantee or such pledge shall no longer be in full force and effect; or (6) the redemption, purchase or other acquisition by the Special General Partner for any consideration any of the Special General Partner's outstanding securities (or the payment of any money to a sinking fund or the setting apart of any money, property or other consideration for the purchase or redemption of any such securities) or the payment, provision or distribution to the holders of any of its outstanding securities, as such, any money, property, rights or other consideration, other than ordinary pro rata dividends to all holders of a class of such outstanding securities; provided, however, that in the case of clause (2), (3) or (4) of this sentence, any reorganization, reclassification, change, consolidation, merger, sale or transfer that has been approved by the holders of Series D Units representing 51% or more of the aggregate Stated Value of the then outstanding Series D Units in accordance with
     Section 9(b) shall not constitute a Change in Control.

          The Managing General Partner shall cause the Redemption
Notice (as defined below) to be mailed sufficiently in advance of the dates or events specified in this subsection (b) to permit the redemption to occur on such dates.

          If there are insufficient legally available funds for redemption under this subsection (b), the Company shall redeem such lesser number of Series D Units (on a pro rata basis from all holders of Series D Units, in proportion to the number of Units held), to the extent there are funds legally available therefor, and shall redeem all or part of the remainder of the Series D Units as soon as the Company has sufficient funds that are legally available therefor. If the redemption is delayed because of insufficient legally available funds, distributions shall continue to accrue on Series D Units outstanding, and shall be added to and become a part of the Redemption Price of such Units, until the Redemption Price, as so adjusted, for such Units is paid in full.

               (c) The Company also shall, at the Redemption Price and in the manner provided in this Section 6, redeem Series D Units using the funds received from the sources described in Section 4(g), (h) and (i), to the extent provided therein, promptly after the Company's receipt of such funds.

               (d) In connection with any optional or mandatory redemption of Units, at least 20 days and not more than 60 days prior to the Redemption Date, written notice (the "Redemption Notice") shall be sent simultaneously by certified mail, return receipt requested, and by telecopy to each holder of record of the Series D Units at the post office address last shown on the records of the Company for such holder. The Redemption Notice shall state:

          (i) whether all or less than all the outstanding Series D Units are to be redeemed and the total number of Series D Units being redeemed;
          (ii) the number of Series D Units held by the holder that the Company intends to redeem;
          (iii) the Redemption Date and the Redemption Price;
          (iv) that the holder is to surrender to the Company, in the manner and at the place designated, the certificate or certificates representing the Series D Units to be redeemed; and
          (v) that an Escrow Account as described in the following paragraph has been established at a bank specified in the Redemption Notice.
Notwithstanding the foregoing, a Redemption Notice relating to a mandatory redemption required by paragraph (ii), (iii) or (iv) of subsection (b) of this Section 6 shall be mailed at least 15 days and not more than 30 days prior to the mandatory Redemption Date.

          Not later than the date on which a Redemption Notice is mailed by the Company, the Company shall deposit in an escrow account (the "Escrow Account") for the pro rata benefit of the holders of the Units to be redeemed the funds necessary for such redemption with a bank or trust company having capital and surplus of at least $500 million and approved in writing by the holders of Series D Units representing 51% or more of the aggregate Stated Value of the then outstanding Series D Units (the "Escrow Agent"). Any such funds that are unclaimed at the end of two years after the applicable Redemption Date shall revert to the general funds of the Company and, upon such reversion, the Escrow Agent shall, upon demand, pay such funds over to the Company and be relieved of all responsibility in respect thereof and any holder of Units entitled to receive any of such funds shall thereafter look only to the Company for the payment of the Redemption Price. Any interest on funds included in the Escrow Account shall be for the account of the Company. The failure to establish the Escrow Account by the date specified in this paragraph shall cause the Redemption Notice that required such Escrow Account to have been established to be ineffective, and the Company shall not have any right to redeem any Units pursuant to such Redemption Notice. Such failure shall not relieve the Company of any obligation to effect a mandatory redemption of Units.

          On or before the Redemption Date each holder of Series D Units shall surrender to the Company the certificate or certificates representing such Units to be redeemed, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price for such Units shall be payable in cash on the Redemption Date to the Person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be canceled and retired. In the event that less than all Units represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Units.

          In the event of a redemption of only a portion of the then outstanding Series D Units, the Company shall effect such redemption pro rata according to the number of Units held by each holder.

          Unless the Company defaults in the payment in full of the Redemption Price, distributions on the Series D Units called for redemption shall cease to accumulate on the Redemption Date, and the holders of such Units redeemed shall cease to have any further rights with respect thereto on the Redemption Date, other than to receive the Redemption Price without interest.

     Section 7.     Prohibitions on Issuance.  All Units
repurchased, redeemed or otherwise acquired by the Company shall be retired and canceled and shall not be reissued. No authorized but unissued Units shall be issued other than as distributions in kind to the existing holders of Series D Units in accordance with
Section 3 hereof.

     Section 8. Ranking. (a) The following equity securities of the Company shall rank senior to the Series D Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series D Units pursuant hereto: the Series B Units and the Series C Units. The Company shall not issue any debt security (except as permitted by Section 4(e)).

               (b) No equity securities of the Company shall rank on a parity with the Series D Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series D Units pursuant hereto.

               (c) Without limiting the definition of "Junior Securities" contained in Section 2, the following equity securities of the Company shall rank junior to the Series D Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series D Units pursuant hereto: the Series E Units, the Series F Units and the Common Units.

          9. Voting. (a) So long as any Series D Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series D Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series D Units, (i) create, authorize, issue or reissue any class or series of Senior Securities, or any units of any such class or series, or (ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series D Units that prescribe the terms and conditions of the Series D Units; provided, however, that any proposed amendment, alteration or rescission of any provision of the Partnership Agreement or of the Certificate of Designations of the Series D Units, as contemplated by clause (ii) of this sentence, shall require the approval of the holders of Series D Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series D Units.

               (b)  So long as any Series D Units remain
outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of the Series D Units representing 51% or more of the aggregate Stated Value of the then outstanding Series D Units, (i) create, authorize, issue or reissue any class or series of Parity Securities, or any units of any such class or series, including without limitation any authorized but unissued Series D Units (other than Series D Units issued as distributions in kind to the existing holders thereof in accordance with its Certificate of Designations); (ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series D Units that set forth the restrictions and covenants of the Company (including without limitation restrictions regarding capital expenditures, issuance of Indebtedness and payment of distributions to holders of Parity Securities or Junior Securities) that benefit or protect the rights of holders of the Series D Units; (iii) commence any voluntary proceeding (under bankruptcy, insolvency or similar laws or otherwise) for or that may result in the liquidation, dissolution or winding up of the Company, consent to the entry of an order for relief in an involuntary proceeding under any federal or state bankruptcy, insolvency or similar laws or to the appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official of the Company or of any substantive part of its properties, or make an assignment for the benefit of its creditors or admit in writing its inability to pay its debts generally as they become due; or (iv) reorganize, reclassify or change any outstanding securities, consolidate or merge with or into another partnership, corporation or other entity or sell or transfer the property of the Company as an entirety or substantially as an entirety.

               (c)  [intentionally omitted]

               (d)  [intentionally omitted]

               (e) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Series D Units shall not have any right to vote on any question presented to the holders of voting securities of the Company.

     Section 10.    [intentionally omitted]

     Section 11.    [intentionally omitted]

     Section 12.    [intentionally omitted]

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

     Section 15. Successors and Transferees. The provisions applicable to Series D Units shall bind and inure to the benefit of and be enforceable by the Company, the respective successors to the Company and by any holder of Series D Units.

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 15th day of April, 1999 effective for all purposes on January 1, 1998.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner


                              By: ________________________________
                              Name: Dave Caddell
                              Title:  Vice President

                       AMENDED AND RESTATED

                  CERTIFICATE OF DESIGNATIONS

                               of

              SERIES E CUMULATIVE PREFERRED UNITS

                               of

                     PRIDE COMPANIES, L.P.

      Pursuant to the Third Amended and Restated Agreement
                     of Limited Partnership

                 effective as of April 15, 1999
                     _____________________


          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that (i) pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, the Series E Cumulative Preferred Units of the Company were duly established, and (ii) pursuant to authority contained in the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999, the Series E Cumulative Preferred Units are hereby amended and restated so that such series will have the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

               SERIES E CUMULATIVE PREFERRED UNITS

     Section 1. Number of Units and Designation. There is hereby established a series of preferred limited partnership units of the Company with the designation "Series E Cumulative Preferred Units" (herein referred to as the "Series E Units"), which shall consist of a maximum of 2,000 Units, with a Stated Value per Unit of $1,000.00 (the "Stated Value").

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

          "Initial Issuance Date" means the date on which the first issuance of Series E Units occurs, whether such phrase is used in reference to Units issued on such date or on any subsequent date.

          "Junior Securities" means the Common Units and any other class or series of equity of the Company ranking junior to the Series E Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Managing General Partner" means the corporation or other entity designated to serve as managing general partner of the Company pursuant to the Partnership Agreement.

          "Note Purchase Agreement" means that certain Note
Agreement dated August 13, 1996, as amended, providing, among other things, for the issuance by the Company of the Series A Unsecured
Note.

          "Parity Securities" means any class or series of equity of the Company ranking on a parity with the Series E Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof (including, without limitation, the Series F Units).

          "Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of April 15, 1999, as such agreement may be amended.

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

          "Senior Securities" means any class or series of equity of the Company ranking senior to the Series E Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

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

          "Series B Units" means the Series B Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated
Certificate of Designations dated as of April 15, 1999, relating to such series. Series B Units are Senior Securities.

          "Series C Units" means the Series C Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated
Certificate of Designations dated as of April 15, 1999, relating to such series. Series C Units are Senior Securities.

          "Series D Units" means the Series D Cumulative Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated Certificate of Designations dated as of April 15, 1999. Series D Units are Junior Securities in relation to the Series B Units and Series C Units and Senior Securities in relation to Series E Units and Series F Units.

          "Series F Units" means the subordinate preferred limited partnership units of the Company issued, as contemplated by
Section 2.1 of the Pride SGP Equity Conversion Agreement, upon the conversion of the $450,000 Loan. Series F Units are Junior
Securities.

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

          "Transfer Agent" means such agent or agents of the Company as may be designated by the Managing General Partner as the transfer agent for the Series E Units.

          "Units" means all or any or each, as the context may require, of the Series B Units, the Series C Units, the Series D
Units, the Series E Units and the Series F Units.

          "Varde" means Varde Partners, Inc., a Delaware corporation, and its successors and assigns.

     Section 3. Distributions; Allocation of Income. (a) The Company shall pay to the holders of the Series E Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. To the extent not paid currently, such preferred distributions on each Series E Unit from and including the date of original issuance of such Series E Unit to and including the date on which such Series E Unit shall have been redeemed and the redemption price shall have been paid in full as contemplated by Section 6 hereof shall accumulate and compound (as described below).

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Series E Unit outstanding at the following rates:

                    (i)  subject to subsection (c) below, during
     the three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 6% per annum of the Stated Value of the Series E Unit, payable in cash only;

                    (ii) during the two-year period beginning on the third anniversary of the Initial Issuance Date and ending on the date immediately preceding the fifth anniversary thereof, at the rate of 12% per annum of the Stated Value of the Series E Unit, payable in cash only; and

                    (iii)     thereafter, at the rate of 15% per
     annum of the Stated Value of the Series E Unit, payable in cash only.

          The amount of the distribution payable on each Distribution Payment Date shall be determined by applying the applicable rate from and including the date immediately following the last previous Distribution Payment Date (or from and including the date of original issuance of the Series E Unit, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Series E Units shall be payable currently in cash or may be deferred, at the Company's option; provided, however in the case of such deferrals, the amount of such deferred distributions that will accumulate shall be determined the rate of 8% per annum. Notwithstanding the foregoing or anything else contained herein to the contrary, however, distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date. Distributions payable on the Series E Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent a preferred distribution is not paid on a Distribution Payment Date with respect to a Series E Unit, the amount with respect to which subsequent preferred distributions or such Series E Unit shall be calculated shall include such unpaid amount and such unpaid distributions, together with all additional deferred distributions with respect thereto, shall be payable prior to any distributions or payment being made with regard to such Series E Units. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection
(b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

               (e) Distributions payable on each Distribution Payment Date shall be paid to record holders of the Series E Units as they appear on the books of the Company at the close of business on the tenth Business Day immediately preceding the respective Distribution Payment Date.

               (f) Except as otherwise provided in Section 1.1(f) of the Restructuring Agreement, so long as any Series E Units are outstanding:

                    (i) No distribution shall be declared or paid, or set apart for payment on or in respect of any Junior
     Securities, including, without limitation, distributions payable in cash or other property or in units of any Junior
     Security or other securities of the Company.

                    (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Parity Securities, for any period unless full cumulative distributions on all outstanding Series E Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. When distributions are not paid in full, as aforesaid, on the Series E Units and any Parity Securities, all distributions declared upon such Parity Securities shall be declared and paid pro rata with the Series E Units so that the amounts of distributions per unit declared and paid on the Series E Units and such Parity Securities shall in all cases bear to each other the same ratio that unpaid cumulative distributions per unit on the Series E Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.

                    (iii) Unless full cumulative distributions on all outstanding Series E Units have been paid (or contemporaneously are declared and paid) in cash for all prior distribution periods (1) no rental payments shall be made to the Special General Partner pursuant to the Pipeline Lease unless Varde has received the full amount in cash to which it is entitled under Section 1.1(f) of the Restructuring Agreement and (2) the Special General Partner shall not declare or pay, or set apart for payment, any dividend or distribution in respect of any of the outstanding securities of the Special General Partner.

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

               (g) The holders of Series E Units will be allocated an amount of gross income equal to the amount of preferred distributions paid on the Series E Units prior to any allocation of income to the holders of Junior Securities.

     Section 4. Certain Covenants and Restrictions. So long as any Series E Units are outstanding:

               (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.

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

               (d) Neither the Company nor the Managing General Partner shall amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, this Certificate of Designations, the Articles of Corporation, bylaws or other organizational document of the Managing General Partner or any agreement entered into for the benefit of holders of Series E Units in any manner so as to affect adversely any of the preferences, rights or powers of the Series E Units.

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

               (g) All money, property or other consideration received by the Company or any Subsidiary outside the ordinary course of business, including but not limited to consideration for or in connection with the sale, lease, transfer or other disposition of any assets or properties of the Company (other than the sale of goods and services in the ordinary course of business), or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) but excluding consideration received in connection with (A) the sale or disposition of any asset of the Company which is sold for fair consideration not in excess of $25,000 or in the aggregate not in excess of $250,000 (provided that to the extent consideration from any such excluded sale or disposition is applied by the Company in accordance with this Section 4(g), the amount of such consideration shall not be counted under the $250,000 aggregate limitation) and (B) except as otherwise provided in the Restructuring Agreement, Litigation Settlements or Equity Offerings, shall be applied (or converted into cash and then applied, if applicable) by the Company (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note;
(iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with its Certificate of Designations;
(v) then, to the redemption of the outstanding Series E Units and Series F Units in accordance with Section 6 hereof and their respective Certificates of Designation; provided, that funds applied to the redemption of the Series B Units, the Series C Units, Series D Units, the Series E Units and the Series F Units as provided in clauses (iii), (iv) and (v) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (h)  Except as otherwise provided in the
Restructuring Agreement, all consideration received by the Company or any Subsidiary in connection with the resolution (by judgment or otherwise) or settlement of any judicial, administrative or arbitral proceeding ("Litigation Settlements") shall be applied (or converted into cash and then applied, if applicable) by the Company
(i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with its Certificate of Designations; and (v) then, to the redemption of the outstanding Series E Units and Series F Units in accordance with
Section 6 hereof and their respective Certificates of Designation; provided, that funds applied to the redemption of the Series B Units, the Series C Units, Series D Units, the Series E Units and the Series F Units as provided in clauses (iii), (iv) and (v) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings") shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with its Certificate of Designations; and (v) then, to the redemption of the outstanding Series E Units and Series F Units in accordance with Section 6 hereof and their respective Certificates of Designation; provided, that funds applied to the redemption of the Series B Units, the Series C Units, Series D Units, the Series E Units and the Series F Units as provided in clauses (iii), (iv) and (v) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii), (iii) and (iv) of this Section 4(i).

               (j)  [intentionally omitted]

               (k) The Company shall not cause or permit the Pipeline Lease or any other agreement between the Company and any Affiliate of the Company to be amended, supplemented, replaced or modified in any manner that would increase the payments required to be made by the Company thereunder or the costs of compliance by the Company therewith.

               (l) The Company shall deliver to each holder of Series E Units one (1) copy of each of the following:

                    1. Monthly Statements. As soon as available, and in any event within 30 days after the end of each calendar month, copies of the consolidated balance sheet of the Company as of the end of such month, and statements of income and retained earnings and changes in financial position and cash flows of the Company for that month and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year. Such statements shall be in reasonable detail, with a certificate of the chief financial officer of the Managing General Partner certifying that such statements are true and correct in all material respects to the best of his knowledge and prepared in accordance with generally accepted accounting principles ("GAAP"), consistently maintained and applied, subject to year-end audit adjustments.

                             2.  Annual Statements.  As soon as
     available after each fiscal year end, and in any event within 90 days thereafter, copies of the consolidated balance sheet of the Company as of the close of such fiscal year and statements of income and retained earnings and cash flows of the Company for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon (which shall be without a "going concern" or like qualification or exception) of Ernst & Young or of other independent public accountants of recognized national standing selected by the Company and satisfactory to the holders of Series E Units representing 51% or more of the aggregate Stated Value of the outstanding Series E Units, to the effect that such consolidated financial statements have been prepared in accordance with GAAP consistently maintained and applied
     (except for changes in which such accountants concur) and that the examination of such accounts in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances.

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

                    (iv) Other Information. Such other information concerning the business, properties or financial condition of the Company as the holders of Series E Units representing 51% or more of the aggregate Stated Value of the outstanding Series E Units shall reasonably request.

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

          Compliance by the Company with any covenant contained in this Section 4 may be waived in writing by the holders of Series E Units representing 51% or more of the aggregate Stated Value of the outstanding Series E Units. No such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other covenant of the Company or any other term, condition or provision hereof.

     Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series E Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all unpaid preferred distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series E Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series E Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, for purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement, dated as of December 30, 1997, by and between the Company and Varde and the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

               (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series E Units, as provided in this Section 5, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series E Units shall not be entitled to share therein.

               (c) At least 30 days prior to written notice of the commencement of any proceeding for or that may result in any liquidation, dissolution or winding up of the Company shall be given to holders of Series E Units, but neither the giving of such notice nor anything in this Section 5 or any other provision hereof shall relieve the Company of its obligation to obtain consent from holders of Units as provided in Section 9.

     Section 6. Optional and Mandatory Redemption. (a) The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series E Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all unpaid preferred distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

               (b) The Company shall, at the Redemption Price and in the manner provided in this Section 6, redeem for cash from any source of funds legally available therefor, all Series E Units outstanding on the first to occur of:

                    (i)  180 days after the Maturity Date, as
     defined in the Credit Agreement;

                    (ii) the date that is 30 days after any default (a "Cross-Default") by the Company in its obligations to make payments under or with respect to any Indebtedness with an outstanding principal amount in excess of $500,000; provided, however, that the Company need not effect such mandatory redemption because of a Cross-Default if such Cross-Default is cured prior to the end of such 30-day period to the satisfaction of the holders of Series E Units representing 51% or more of the aggregate Stated Value of the then outstanding Series E Units or the right to require the Company to effect such redemption is waived in writing by the holders of 51% or more in Stated Value (as adjusted, if applicable) of the Series E Units; no such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other or subsequent Cross-Default;

                    (iii)     the date that is 30 days after any
     failure by the Company to pay in full in cash on any Distribution Payment Date any distribution payable only in cash on such Distribution Payment Date; or

                    (iv) the date that is 30 days after any default or failure of compliance by the Company with any covenant or restriction contained in Section 3(f) or Section 4 hereof, unless such default or failure of compliance is cured prior to the end of such 30-day period to the satisfaction of the holders of Series E Units representing 51% or more of the aggregate Stated Value of the then outstanding Series E Units; or

                    (v) the Business Day immediately preceding any Change in Control of the Company. For this purpose, a "Change in Control" means (1) a change in the direct or indirect power to direct or cause the direction of the management and policies of the Company, the Managing General Partner or the Special General Partner, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of any of such entities' Boards of Directors or equivalent governing bodies; (2) any reorganization, reclassification or change in any outstanding securities of the Company; (3) the Company's consolidation or merger with or into another partnership, corporation or other entity; (4) the sale, lease or other transfer of the property of the Company as an entirety or substantially as an entirety; (5) the termination of the SGP Guarantee or of the pledge of all of the Special General Partner's assets securing its obligations thereunder, or any event or circumstance as a result of which the SGP Guarantee or such pledge shall no longer be in full force and effect; or (6) the redemption, purchase or other acquisition by the Special General Partner for any consideration any of the Special General Partner's outstanding securities (or the payment of any money to a sinking fund or the setting apart of any money, property or other consideration for the purchase or redemption of any such securities) or the payment, provision or distribution to the holders of any of its outstanding securities, as such, any money, property, rights or other consideration, other than ordinary pro rata dividends to all holders of a class of such outstanding securities; provided, however, that in the case of clause (2), (3) or (4) of this sentence, any reorganization, reclassification, change, consolidation, merger, sale or transfer that has been approved by the holders of Series E Units representing 51% or more of the aggregate Stated Value of the then outstanding Series E Units in accordance with
     Section 9(b) shall not constitute a Change in Control.

          The Managing General Partner shall cause the Redemption
Notice (as defined below) to be mailed sufficiently in advance of the dates or events specified in this subsection (b) to permit the redemption to occur on such dates.

          If there are insufficient legally available funds for redemption under this subsection (b), the Company shall redeem such lesser number of Series E Units (on a pro rata basis from all holders of Series E Units, in proportion to the number of Units held), to the extent there are funds legally available therefor, and shall redeem all or part of the remainder of the Series E Units as soon as the Company has sufficient funds that are legally available therefor. If the redemption is delayed because of insufficient legally available funds, distributions shall continue to accrue on Series E Units outstanding, and shall be added to and become a part of the Redemption Price of such Units, until the Redemption Price, as so adjusted, for such Units is paid in full.

               (c) The Company also shall, at the Redemption Price and in the manner provided in this Section 6, redeem Series E Units using the funds received from the sources described in Section 4(g), (h) and (i), to the extent provided therein, promptly after the Company's receipt of such funds.

               (d) In connection with any optional or mandatory redemption of Series E Units, at least 20 days and not more than 60 days prior to the Redemption Date, written notice (the "Redemption Notice") shall be sent simultaneously by certified mail, return receipt requested, and by telecopy to each holder of record of the Series E Units at the post office address last shown on the records of the Company for such holder. The Redemption Notice shall state:

                    (i)  whether all or less than all the
     outstanding Series E Units are to be redeemed and the total number of Series E Units being redeemed;

                    (ii) the Redemption Date and the Redemption
     Price;

                    (iii)     that the holder is to surrender to
     the Company, in the manner and at the place designated, the certificate or certificates representing the Series E Units to be redeemed; and

                    (iv) that an Escrow Account as described in the following paragraph has been established at a bank specified in the Redemption Notice.

Notwithstanding the foregoing, a Redemption Notice relating to a mandatory redemption required by paragraph (ii), (iii) or (iv) of subsection (b) of this Section 6 shall be mailed at least 15 days and not more than 30 days prior to the mandatory Redemption Date.

          Not later than the date on which a Redemption Notice is mailed by the Company, the Company shall deposit in an escrow account (the "Escrow Account") for the pro rata benefit of the holders of the Series E Units to be redeemed the funds necessary for such redemption with a bank or trust company having capital and surplus of at least $500 million and approved in writing by the holders of Series E Units representing 51% or more of the aggregate Stated Value of the then outstanding Series E Units (the "Escrow Agent"). Any such funds that are unclaimed at the end of two years after the applicable Redemption Date shall revert to the general funds of the Company and, upon such reversion, the Escrow Agent shall, upon demand, pay such funds over to the Company and be relieved of all responsibility in respect thereof and any holder of Series E Units entitled to receive any of such funds shall thereafter look only to the Company for the payment of the Redemption Price. Any interest on funds included in the Escrow Account shall be for the account of the Company. The failure to establish the Escrow Account by the date specified in this paragraph shall cause the Redemption Notice that required such Escrow Account to have been established to be ineffective, and the Company shall not have any right to redeem any Series E Units pursuant to such Redemption Notice. Such failure shall not relieve the Company of any obligation to effect a mandatory redemption of Series E Units.

          On or before the Redemption Date each holder of Series E Units shall surrender to the Company the certificate or certificates representing such Series E Units to be redeemed, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price for such Series E Units shall be payable in cash on the Redemption Date to the Person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be canceled and retired. In the event that less than all Series E Units represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Series E Units.

          In the event of a redemption of only a portion of the then outstanding Series E Units, the Company shall effect such redemption pro rata according to the number of Series E Units held by each holder.

          Unless the Company defaults in the payment in full of the Redemption Price, distributions on the Series E Units called for redemption shall cease to accumulate on the Redemption Date, and the holders of such Units redeemed shall cease to have any further rights with respect thereto on the Redemption Date, other than to receive the Redemption Price without interest.

     Section 7. Prohibitions on Issuance. All Series E Units repurchased, redeemed or otherwise acquired by the Company shall be retired and canceled and shall not be reissued. No authorized but unissued Units shall be issued other than as distributions in kind to the existing holders of Series E Units in accordance with
Section 3 hereof.

     Section 8. Ranking. (a) The following equity securities of the Company shall rank senior to the Series E Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series E Units pursuant hereto: the Series B Units, the Series C Units and the Series D Units. The Company shall not issue any debt security (except as permitted by Section 4(e)).

               (b) Series F Units of the Company shall rank on a parity with the Series E Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series E Units pursuant hereto.

               (c) Without limiting the definition of "Junior Securities" contained in Section 2, the following equity securities of the Company shall rank junior to the Series E Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series E Units pursuant hereto: the Common Units.

     Section 9. Voting. (a) So long as any Series E Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series E Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series E Units,
(i) create, authorize, issue or reissue any class or series of Senior Securities, or any units of any such class or series, or
(ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series E Units that prescribe the terms and conditions of the Series E Units; provided, however, that any proposed amendment, alteration or rescission of any provision of the Partnership Agreement or of the Certificate of Designations of the Series E Units, as contemplated by clause (ii) of this sentence, shall require the approval of the holders of Series E Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series E Units.

               (b)  So long as any Series E Units remain
outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of the Series E Units representing 51% or more of the aggregate Stated Value of the then outstanding Series E Units, (i) create, authorize, issue or reissue any class or series of Parity Securities, or any units of any such class or series, including without limitation any authorized but unissued Series E Units; (ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series E Units that set forth the restrictions and covenants of the Company (including without limitation restrictions regarding capital expenditures, issuance of Indebtedness and payment of distributions to holders of Parity Securities or Junior Securities) that benefit or protect the rights of holders of the Series E Units; (iii) commence any voluntary proceeding (under bankruptcy, insolvency or similar laws or otherwise) for or that may result in the liquidation, dissolution or winding up of the Company, consent to the entry of an order for relief in an involuntary proceeding under any federal or state bankruptcy, insolvency or similar laws or to the appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official of the Company or of any substantive part of its properties, or make an assignment for the benefit of its creditors or admit in writing its inability to pay its debts generally as they become due; or (iv) reorganize, reclassify or change any outstanding securities, consolidate or merge with or into another partnership, corporation or other entity or sell or transfer the property of the Company as an entirety or substantially as an entirety.

               (c)  [intentionally omitted]

               (d)  [intentionally omitted]

               (e) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Series E Units shall not have any right to vote on any question presented to the holders of voting securities of the Company.

     Section 10.    [intentionally omitted]

     Section 11.    [intentionally omitted]

     Section 12.    [intentionally omitted]

     Section 13.    Record Holders.  The Company and the Transfer
Agent may deem and treat the record holder of any Units as the true and lawful owner thereof for all purposes.

     Section 14. Notices. Except as otherwise expressly provided herein, all notices required or permitted to be given hereunder shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered or certified mail, return receipt requested, with postage prepaid, addressed: (a) if to the Company, to the offices of the Managing General Partner at 1209 N. 4th, Abilene, Texas 79601 (Attention: Brad Stephens), fax no. (915) 676-8792, or other agent of the Company designated as permitted hereby; or (b) if to any holder of the Series E Units, to such holder at the address of such holder as listed in the record books of the Company (which shall include the records of the Transfer Agent), or to such other address as the Company or holder, as the case may be, shall have designated by notice similarly given. As of the Initial Issuance Date, Varde's address for notice is:

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

          15. Successors and Transferees. The provisions applicable to Series E Units shall bind and inure to the benefit of and be enforceable by the Company, the respective successors to the Company and by any holder of Series E Units.

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 15th day of April, 1999 effective for all purposes on January 1, 1998.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner

                              By: ________________________________
                              Name: Dave Caddell
                              Title:  Vice President

                       AMENDED AND RESTATED

                  CERTIFICATE OF DESIGNATIONS

                               of

              SERIES F CUMULATIVE PREFERRED UNITS

                               of

                     PRIDE COMPANIES, L.P.

      Pursuant to the Third Amended and Restated Agreement
                     of Limited Partnership

                 effective as of April 15, 1999
                     _____________________


          Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that (i) pursuant to authority contained in the Second Amended and Restated Agreement of Limited Partnership effective as of December 30, 1997, the Series F Cumulative Preferred Units of the Company were duly established, and (ii) pursuant to authority contained in the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999, the Series F Cumulative Preferred Units are hereby amended and restated so that such series will have the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

               SERIES F CUMULATIVE PREFERRED UNITS

     Section 1. Number of Units and Designation. There is hereby established a series of preferred limited partnership units of the Company with the designation "Series F Cumulative Preferred Units" (herein referred to as the "Series F Units"), which shall consist of a maximum of [2,000] Units, with a Stated Value per Unit of $1,000.00 (the "Stated Value").

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

          "Initial Issuance Date" means the date on which the first issuance of Series F Units occurs, whether such phrase is used in reference to Units issued on such date or on any subsequent date.

          "Junior Securities" means the Common Units and any other class or series of equity of the Company ranking junior to the Series F Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

          "Managing General Partner" means the corporation or other entity designated to serve as managing general partner of the Company pursuant to the Partnership Agreement.

          "Note Purchase Agreement" means that certain Note
Agreement dated August 13, 1996, as amended, providing, among other things, for the issuance by the Company of the Series A Unsecured
Note.

          "Parity Securities" means any class or series of equity of the Company ranking on a parity with the Series F Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof (including, without limitation, the Series E Units).

          "Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Pride Companies,
L.P., effective as of April 15, 1999, as such agreement may be amended.

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

          "Senior Securities" means any class or series of equity of the Company ranking senior to the Series E Units as to distributions or upon liquidation, dissolution or winding up, and the units thereof.

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

          "Series B Units" means the Series B Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated
Certificate of Designations dated as of April 15, 1999, relating to such series. Series B Units are Senior Securities.

          "Series C Units" means the Series C Cumulative
Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated
Certificate of Designations dated as of April 15, 1999, relating to such series. Series C Units are Senior Securities.

          "Series D Units" means the Series D Cumulative Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated Certificate of Designations dated as of April 15, 1999. Series D Units are Junior Securities in relation to the Series B Units and Series C Units and Senior Securities in relation to Series E Units and Series F Units.

          "Series E Units" means the subordinate preferred limited partnership units of the Company issued, as contemplated by
Section 2.1 of the Pride SGP Equity Conversion Agreement, upon the conversion of the $2,000,000 Loan. Series E Units are Junior Securities in relation to the Series B Units, Series C Units and Series D Units.

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

          "Transfer Agent" means such agent or agents of the Company as may be designated by the Managing General Partner as the transfer agent for the Series F Units.

          "Units" means all or any or each, as the context may require, of the Series B Units, the Series C Units, the Series D
Units, the Series E Units and the Series F Units.

          "Varde" means Varde Partners, Inc., a Delaware corporation, and its successors and assigns.

     Section 3. Distributions; Allocation of Income. (a) The Company shall pay to the holders of the Series F Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3. To the extent not paid currently, such preferred distributions on each Series F Unit from and including the date of original issuance of such Series F Unit to and including the date on which such Series F Unit shall have been redeemed and the redemption price shall have been paid in full as contemplated by Section 6 hereof shall accumulate and compound (as described below).

               (b) To the extent that funds are legally available therefor, distributions shall be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Series F Unit outstanding at the following rates:

                    (i)  subject to subsection (c), during the
     three-year period beginning on the Initial Issuance Date and ending on the date immediately preceding the third anniversary thereof, at the rate of 6% per annum of the Stated Value of the Series F Unit, payable in cash only;

                    (ii) during the two-year period beginning on the third anniversary of the Initial Issuance Date and ending on the date immediately preceding the fifth anniversary thereof, at the rate of 12% per annum of the Stated Value of the Series F Unit, payable in cash only; and

                    (iii)     thereafter, at the rate of 15% per
     annum of the Stated Value of the Series F Unit, payable in cash only.

          The amount of the distribution payable on each Distribution Payment Date shall be determined by applying the applicable rate from and including the date immediately following the last previous Distribution Payment Date (or from and including the date of original issuance of the Series F Unit, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.

               (c) During the three-year period referred to in subsection (b)(i) above, distributions on the Series F Units shall be payable currently in cash or may be deferred, at the Company's option; provided, however in the case of such deferrals, the amount of such deferred distributions that will accumulate shall be determined the rate of 8% per annum. Notwithstanding the foregoing or anything else contained herein to the contrary, however, distributions payable on any Redemption Date (as defined in Section 6 below) or on any final distribution date relating to a dissolution, liquidation or winding up of the Company, shall be payable in cash only and, if the payment date does not occur on a regular Distribution Payment Date, shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date. Distributions payable on the Series F Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.

               (d) To the extent a preferred distribution is not paid on a Distribution Payment Date with respect to a Series F Unit, the amount with respect to which subsequent preferred distributions or such Series F Unit shall be calculated shall include such unpaid amount and such unpaid distributions, together with all additional deferred distributions with respect thereto, shall be payable prior to any distributions or payment being made with regard to such Series F Units. Nothing in this subsection (d) or any other provision hereof shall give the Company any right not to pay any distribution as and to the extent required by subsection
(b) of this Section 3 or to defer or delay such payment beyond the applicable Distribution Payment Date.

               (e) Distributions payable on each Distribution Payment Date shall be paid to record holders of the Series F Units as they appear on the books of the Company at the close of business on the tenth Business Day immediately preceding the respective Distribution Payment Date.

               (f) Except as otherwise provided in Section 1.1(f) of the Restructuring Agreement, so long as any Series F Units are outstanding:

                    (i) No distribution shall be declared or paid, or set apart for payment on or in respect of any Junior
     Securities, including, without limitation, distributions payable in cash or other property or in units of any Junior
     Security or other securities of the Company.

                    (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Parity Securities, for any period unless full cumulative distributions on all outstanding Series F Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. When distributions are not paid in full, as aforesaid, on the Series F Units and any Parity Securities, all distributions declared upon such Parity Securities shall be declared and paid pro rata with the Series F Units so that the amounts of distributions per unit declared and paid on the Series F Units and such Parity Securities shall in all cases bear to each other the same ratio that unpaid cumulative distributions per unit on the Series F Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.

                    (iii) Unless full cumulative distributions on all outstanding Series F Units have been paid (or contemporaneously are declared and paid) in cash for all prior distribution periods (1) no rental payments shall be made to the Special General Partner pursuant to the Pipeline Lease unless Varde has received the full amount in cash to which it is entitled under Section 1.1(f) of the Restructuring Agreement and (2) the Special General Partner shall not declare or pay, or set apart for payment, any dividend or distribution in respect of any of the outstanding securities of the Special General Partner.

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

               (g) The holders of Series F Units will be allocated an amount of gross income equal to the amount of preferred distributions paid on the Series F Units prior to any allocation of income to the holders of Junior Securities.

     Section 4. Certain Covenants and Restrictions. So long as any Series F Units are outstanding:

               (a) The Company shall not (i) issue, reissue, agree to issue or authorize the issuance of any Senior Securities or any Parity Securities or any units or other securities or any options, warrants, notes, bonds, debentures or other instruments convertible into, exchangeable for or having rights to purchase any Senior Securities or any Parity Securities or (ii) reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.

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

               (d) Neither the Company nor the Managing General Partner shall amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, this Certificate of Designations, the Articles of Corporation, bylaws or other organizational document of the Managing General Partner or any agreement entered into for the benefit of holders of Series F Units in any manner so as to affect adversely any of the preferences, rights or powers of the Series F Units.

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

               (g) All money, property or other consideration received by the Company or any Subsidiary outside the ordinary course of business, including but not limited to consideration for or in connection with the sale, lease, transfer or other disposition of any assets or properties of the Company (other than the sale of goods and services in the ordinary course of business), or any shares or partnership interests in any Subsidiary (whether such interests are now or hereafter issued, outstanding or created) but excluding consideration received in connection with (A) the sale or disposition of any asset of the Company which is sold for fair consideration not in excess of $25,000 or in the aggregate not in excess of $250,000 (provided that to the extent consideration from any such excluded sale or disposition is applied by the Company in accordance with this Section 4(g), the amount of such consideration shall not be counted under the $250,000 aggregate limitation) and (B) except as otherwise provided in the Restructuring Agreement, Litigation Settlements or Equity Offerings, shall be applied (or converted into cash and then applied, if applicable) by the Company (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note;
(iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with its Certificate of Designations;
(v) then, to the redemption of the outstanding Series E Units and Series F Units in accordance with Section 6 hereof and their respective Certificates of Designation; provided, that funds applied to the redemption of the Series B Units, the Series C Units, Series D Units, the Series E Units and the Series F Units as provided in clauses (iii), (iv) and (v) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (h)  Except as otherwise provided in the
Restructuring Agreement, all consideration received by the Company or any Subsidiary in connection with the resolution (by judgment or otherwise) or settlement of any judicial, administrative or arbitral proceeding ("Litigation Settlements") shall be applied (or converted into cash and then applied, if applicable) by the Company
(i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement;
(ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with its Certificate of Designations; and (v) then, to the redemption of the outstanding Series E Units and Series F Units in accordance with
Section 6 hereof and their respective Certificates of Designation; provided, that funds applied to the redemption of the Series B Units, the Series C Units, Series D Units, the Series E Units and the Series F Units as provided in clauses (iii), (iv) and (v) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company.

               (i) Except as provided in the next succeeding sentence, all proceeds of public or private offerings of equity securities by the Company ("Equity Offerings") shall consist of cash and shall be applied (i) first, to the payment of all amounts outstanding and due under the Credit Agreement and the BankBoston Credit Agreement; (ii) next, to the payment of all amounts outstanding and due under the Series A Unsecured Note; (iii) then, to the redemption of the outstanding Series B Units and Series C Units in accordance with their respective Certificate of Designations; (iv) then, to the redemption of the outstanding Series D Units in accordance with its Certificate of Designations; and (v) then, to the redemption of the outstanding Series E Units and Series F Units in accordance with Section 6 hereof and their respective Certificates of Designation; provided, that funds applied to the redemption of the Series B Units, the Series C Units, Series D Units, the Series E Units and the Series F Units as provided in clauses (iii), (iv) and (v) shall be so applied with respect to the initial Stated Value of the Units being redeemed and any portion of the Redemption Price of such Units attributable to adjustments to Stated Value shall be paid out of other funds of the Company The Company may use up to $4.5 million, in the aggregate, of proceeds of Equity Offerings for capital expenditures in excess of normal maintenance capital expenditures if, out of every dollar so applied, no more than 60% is applied to such excess capital expenditures and at least 40% is applied in the manner provided in clauses (i), (ii), (iii) and (iv) of this Section 4(i).

               (j)  [intentionally omitted]

               (k) The Company shall not cause or permit the Pipeline Lease or any other agreement between the Company and any Affiliate of the Company to be amended, supplemented, replaced or modified in any manner that would increase the payments required to be made by the Company thereunder or the costs of compliance by the Company therewith.

               (l) The Company shall deliver to each holder of Series F Units one (1) copy of each of the following:

                    1. Monthly Statements. As soon as available, and in any event within 30 days after the end of each calendar month, copies of the consolidated balance sheet of the Company as of the end of such month, and statements of income and retained earnings and changes in financial position and cash flows of the Company for that month and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year. Such statements shall be in reasonable detail, with a certificate of the chief financial officer of the Managing General Partner certifying that such statements are true and correct in all material respects to the best of his knowledge and prepared in accordance with generally accepted accounting principles ("GAAP"), consistently maintained and applied, subject to year-end audit adjustments.

                             2.  Annual Statements.  As soon as
     available after each fiscal year end, and in any event within 90 days thereafter, copies of the consolidated balance sheet of the Company as of the close of such fiscal year and statements of income and retained earnings and cash flows of the Company for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon (which shall be without a "going concern" or like qualification or exception) of Ernst & Young or of other independent public accountants of recognized national standing selected by the Company and satisfactory to the holders of Series F Units representing 51% or more of the aggregate Stated Value of the outstanding Series F Units, to the effect that such consolidated financial statements have been prepared in accordance with GAAP consistently maintained and applied
     (except for changes in which such accountants concur) and that the examination of such accounts in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances.

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

                    (iv) Other Information. Such other information concerning the business, properties or financial condition of the Company as the holders of Series F Units representing 51% or more of the aggregate Stated Value of the outstanding Series F Units shall reasonably request.

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

          Compliance by the Company with any covenant contained in this Section 4 may be waived in writing by the holders of Series F Units representing 51% or more of the aggregate Stated Value of the outstanding Series F Units. No such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other covenant of the Company or any other term, condition or provision hereof.

     Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series F Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of all unpaid preferred distributions through the date of final distribution to such holders (including a prorated distribution from the most recent Distribution Payment Date to such date of final distribution). No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series F Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series F Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, for purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement, dated as of December 30, 1997, by and between the Company and Varde and the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.

               (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series E Units, as provided in this Section 5, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series F Units shall not be entitled to share therein.

               (c) At least 30 days prior to written notice of the commencement of any proceeding for or that may result in any liquidation, dissolution or winding up of the Company shall be given to holders of Series F Units, but neither the giving of such notice nor anything in this Section 5 or any other provision hereof shall relieve the Company of its obligation to obtain consent from holders of Units as provided in Section 9.

     Section 6. Optional and Mandatory Redemption. (a) The Company may, at the option of the Managing General Partner, redeem for cash at any time after the Retirement Date, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series F Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of all unpaid preferred distributions through the Redemption Date (including a prorated distribution from the most recent Distribution Payment Date to the Redemption Date) that have not been added to the Stated Value of such Units. "Redemption Date" means the date fixed by the Managing General
Partner for redemption. "Retirement Date" means the date on which the Series A Term Loan, the Series B Term Loans, the Series C Term Loan and the Series A Unsecured Note (each as defined in the Credit Agreement) are repaid in full.

               (b) The Company shall, at the Redemption Price and in the manner provided in this Section 6, redeem for cash from any source of funds legally available therefor, all Series E Units outstanding on the first to occur of:

                    (i)  180 days after the Maturity Date, as
     defined in the Credit Agreement;

                    (ii) the date that is 30 days after any default (a "Cross-Default") by the Company in its obligations to make payments under or with respect to any Indebtedness with an outstanding principal amount in excess of $500,000; provided, however, that the Company need not effect such mandatory redemption because of a Cross-Default if such Cross-Default is cured prior to the end of such 30-day period to the satisfaction of the holders of Series F Units representing 51% or more of the aggregate Stated Value of the then outstanding Series F Units or the right to require the Company to effect such redemption is waived in writing by the holders of 51% or more in Stated Value (as adjusted, if applicable) of the Series F Units; no such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other or subsequent Cross-Default;

                    (iii)     the date that is 30 days after any
     failure by the Company to pay in full in cash on any Distribution Payment Date any distribution payable only in cash on such Distribution Payment Date; or

                    (iv) the date that is 30 days after any default or failure of compliance by the Company with any covenant or restriction contained in Section 3(f) or Section 4 hereof, unless such default or failure of compliance is cured prior to the end of such 30-day period to the satisfaction of the holders of Series F Units representing 51% or more of the aggregate Stated Value of the then outstanding Series F Units; or

                    (v) the Business Day immediately preceding any Change in Control of the Company. For this purpose, a "Change in Control" means (1) a change in the direct or indirect power to direct or cause the direction of the management and policies of the Company, the Managing General Partner or the Special General Partner, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of any of such entities' Boards of Directors or equivalent governing bodies; (2) any reorganization, reclassification or change in any outstanding securities of the Company; (3) the Company's consolidation or merger with or into another partnership, corporation or other entity; (4) the sale, lease or other transfer of the property of the Company as an entirety or substantially as an entirety; (5) the termination of the SGP Guarantee or of the pledge of all of the Special General Partner's assets securing its obligations thereunder, or any event or circumstance as a result of which the SGP Guarantee or such pledge shall no longer be in full force and effect; or (6) the redemption, purchase or other acquisition by the Special General Partner for any consideration any of the Special General Partner's outstanding securities (or the payment of any money to a sinking fund or the setting apart of any money, property or other consideration for the purchase or redemption of any such securities) or the payment, provision or distribution to the holders of any of its outstanding securities, as such, any money, property, rights or other consideration, other than ordinary pro rata dividends to all holders of a class of such outstanding securities; provided, however, that in the case of clause (2), (3) or (4) of this sentence, any reorganization, reclassification, change, consolidation, merger, sale or transfer that has been approved by the holders of Series F Units representing 51% or more of the aggregate Stated Value of the then outstanding Series F Units in accordance with
     Section 9(b) shall not constitute a Change in Control.

          The Managing General Partner shall cause the Redemption
Notice (as defined below) to be mailed sufficiently in advance of the dates or events specified in this subsection (b) to permit the redemption to occur on such dates.

          If there are insufficient legally available funds for redemption under this subsection (b), the Company shall redeem such lesser number of Series F Units (on a pro rata basis from all holders of Series F Units, in proportion to the number of Units held), to the extent there are funds legally available therefor, and shall redeem all or part of the remainder of the Series F Units as soon as the Company has sufficient funds that are legally available therefor. If the redemption is delayed because of insufficient legally available funds, distributions shall continue to accrue on Series F Units outstanding, and shall be added to and become a part of the Redemption Price of such Units, until the Redemption Price, as so adjusted, for such Units is paid in full.

               (c) The Company also shall, at the Redemption Price and in the manner provided in this Section 6, redeem Series F Units using the funds received from the sources described in Section 4(g), (h) and (i), to the extent provided therein, promptly after the Company's receipt of such funds.

               (d) In connection with any optional or mandatory redemption of Series F Units, at least 20 days and not more than 60 days prior to the Redemption Date, written notice (the "Redemption Notice") shall be sent simultaneously by certified mail, return receipt requested, and by telecopy to each holder of record of the Series F Units at the post office address last shown on the records of the Company for such holder. The Redemption Notice shall state:

                    (i)  whether all or less than all the
     outstanding Series F Units are to be redeemed and the total number of Series F Units being redeemed;

                    (ii) the number of Series F Units held by the holder that the Company intends to redeem;

                    (iii)     the Redemption Date and the
     Redemption Price;

                    (iv) that the holder is to surrender to the Company, in the manner and at the place designated, the certificate or certificates representing the Series F Units to be redeemed; and

                    (v) that an Escrow Account as described in the following paragraph has been established at a bank specified in the Redemption Notice.

Notwithstanding the foregoing, a Redemption Notice relating to a mandatory redemption required by paragraph (ii), (iii) or (iv) of subsection (b) of this Section 6 shall be mailed at least 15 days and not more than 30 days prior to the mandatory Redemption Date.

          Not later than the date on which a Redemption Notice is mailed by the Company, the Company shall deposit in an escrow account (the "Escrow Account") for the pro rata benefit of the holders of the Series F Units to be redeemed the funds necessary for such redemption with a bank or trust company having capital and surplus of at least $500 million and approved in writing by the holders of Series F Units representing 51% or more of the aggregate Stated Value of the then outstanding Series F Units (the "Escrow Agent"). Any such funds that are unclaimed at the end of two years after the applicable Redemption Date shall revert to the general funds of the Company and, upon such reversion, the Escrow Agent shall, upon demand, pay such funds over to the Company and be relieved of all responsibility in respect thereof and any holder of Series F Units entitled to receive any of such funds shall thereafter look only to the Company for the payment of the Redemption Price. Any interest on funds included in the Escrow Account shall be for the account of the Company. The failure to establish the Escrow Account by the date specified in this paragraph shall cause the Redemption Notice that required such Escrow Account to have been established to be ineffective, and the Company shall not have any right to redeem any Series F Units pursuant to such Redemption Notice. Such failure shall not relieve the Company of any obligation to effect a mandatory redemption of Series F Units.

          On or before the Redemption Date each holder of Series F Units shall surrender to the Company the certificate or certificates representing such Series F Units to be redeemed, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price for such Series F Units shall be payable in cash on the Redemption Date to the Person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be canceled and retired. In the event that less than all Series F Units represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Series F Units.

          In the event of a redemption of only a portion of the then outstanding Series F Units, the Company shall effect such redemption pro rata according to the number of Series F Units held by each holder.

          Unless the Company defaults in the payment in full of the Redemption Price, distributions on the Series F Units called for redemption shall cease to accumulate on the Redemption Date, and the holders of such Units redeemed shall cease to have any further rights with respect thereto on the Redemption Date, other than to receive the Redemption Price without interest.

     Section 7. Prohibitions on Issuance. All Series F Units repurchased, redeemed or otherwise acquired by the Company shall be retired and canceled and shall not be reissued. No authorized but unissued Units shall be issued other than as distributions in kind to the existing holders of Series F Units in accordance with
Section 3 hereof.

     Section 8. Ranking. (a) The following equity securities of the Company shall rank senior to the Series F Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series F Units pursuant hereto: the Series B Units, the Series C Units and the Series D Units. The Company shall not issue any debt security (except as permitted by Section 4(e)).

               (b) Series E Units of the Company shall rank on a parity with the Series F Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series F Units pursuant hereto.

               (c) Without limiting the definition of "Junior Securities" contained in Section 2, the following equity securities of the Company shall rank junior to the Series F Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series F Units pursuant hereto: the Common Units.

     Section 9. Voting. (a) So long as any Series F Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series F Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series F Units,
(i) create, authorize, issue or reissue any class or series of Senior Securities, or any units of any such class or series, or
(ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series F Units that prescribe the terms and conditions of the Series F Units; provided, however, that any proposed amendment, alteration or rescission of any provision of the Partnership Agreement or of the Certificate of Designations of the Series F Units, as contemplated by clause (ii) of this sentence, shall require the approval of the holders of Series F Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series F Units.

               (b)  So long as any Series F Units remain
outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of the Series F Units representing 51% or more of the aggregate Stated Value of the then outstanding Series F Units, (i) create, authorize, issue or reissue any class or series of Parity Securities, or any units of any such class or series, including without limitation any authorized but unissued Series F Units; (ii) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series F Units that set forth the restrictions and covenants of the Company (including without limitation restrictions regarding capital expenditures, issuance of Indebtedness and payment of distributions to holders of Parity Securities or Junior Securities) that benefit or protect the rights of holders of the Series F Units; (iii) commence any voluntary proceeding (under bankruptcy, insolvency or similar laws or otherwise) for or that may result in the liquidation, dissolution or winding up of the Company, consent to the entry of an order for relief in an involuntary proceeding under any federal or state bankruptcy, insolvency or similar laws or to the appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official of the Company or of any substantive part of its properties, or make an assignment for the benefit of its creditors or admit in writing its inability to pay its debts generally as they become due; or (iv) reorganize, reclassify or change any outstanding securities, consolidate or merge with or into another partnership, corporation or other entity or sell or transfer the property of the Company as an entirety or substantially as an entirety.

               (c)  [intentionally omitted]

               (d)  [intentionally omitted]

               (e) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Series F Units shall not have any right to vote on any question presented to the holders of voting securities of the Company.

     Section 10.    [intentionally omitted]

     Section 11.    [intentionally omitted]

     Section 12.    [intentionally omitted]

     Section 13.    Record Holders.  The Company and the Transfer
Agent may deem and treat the record holder of any Units as the true and lawful owner thereof for all purposes.

     Section 14. Notices. Except as otherwise expressly provided herein, all notices required or permitted to be given hereunder shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered or certified mail, return receipt requested, with postage prepaid, addressed: (a) if to the Company, to the offices of the Managing General Partner at 1209 N. 4th, Abilene, Texas 79601 (Attention: Brad Stephens), fax no. (915) 676-8792, or other agent of the Company designated as permitted hereby; or (b) if to any holder of the Series F Units, to such holder at the address of such holder as listed in the record books of the Company (which shall include the records of the Transfer Agent), or to such other address as the Company or holder, as the case may be, shall have designated by notice similarly given. As of the Initial Issuance Date, Varde's address for notice is:

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

     Section 15. Successors and Transferees. The provisions applicable to Series F Units shall bind and inure to the benefit of and be enforceable by the Company, the respective successors to the Company and by any holder of Series F Units.

          IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 15th day of April, 1999 effective for all purposes on January 1, 1998.

                              PRIDE COMPANIES, L.P.
                              By:  Pride Refining, Inc.,
                                     its Managing General Partner


                              By: ________________________________
                              Name: Dave Caddell
                              Title:  Vice President

EXHIBIT 10.3

(11pt, right and left margins .75")





                  PURCHASE AND SALE AGREEMENT


                          BY AND AMONG


                     PRIDE COMPANIES, L.P.

                              AND

                       PRIDE SGP, INC.,

                           AS SELLERS


                              AND


                  SUN PIPE LINE SERVICES CO.,

                            AS BUYER




                         AUGUST 4, 1999

                       TABLE OF CONTENTS

                                                             Page

RECITALS . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

ARTICLE 1 PURCHASE AND SALE OF ASSETS  . . . . . . . . . . . . .1
     1.1  Agreement to Purchase and Sell Assets. . . . . . . . .1
     1.2  Assets . . . . . . . . . . . . . . . . . . . . . . . .2
     1.3  Excluded Assets. . . . . . . . . . . . . . . . . . . .4

ARTICLE 2 PURCHASE PRICE; OTHER TRANSACTIONS . . . . . . . . . .5
     2.1  Purchase Price . . . . . . . . . . . . . . . . . . . .5
     2.2  Post-Closing Adjustments to the Purchase Price . . . .5
     2.3  Allocated Values . . . . . . . . . . . . . . . . . . .5
     2.4  Assumption Agreement . . . . . . . . . . . . . . . . .6
     2.5  Employment Matters . . . . . . . . . . . . . . . . . .6

ARTICLE 3 REPRESENTATIONS AND WARRANTIES OF SELLERS. . . . . . .8
     3.1  Organization and Good Standing . . . . . . . . . . . .8
     3.2  Conduct of Business. . . . . . . . . . . . . . . . . .9
     3.3  Authorization of Agreement; No Violation; No Consents.9
     3.4  Governmental Consents. . . . . . . . . . . . . . . . 10
     3.5  Enforceability . . . . . . . . . . . . . . . . . . . 10
     3.6  Brokers. . . . . . . . . . . . . . . . . . . . . . . 10
     3.7  Suits. . . . . . . . . . . . . . . . . . . . . . . . 10
     3.8  Permits. . . . . . . . . . . . . . . . . . . . . . . 10
     3.9  Environmental Matters. . . . . . . . . . . . . . . . 11
     3.10 Government Notices . . . . . . . . . . . . . . . . . 12
     3.11 Payment of Taxes . . . . . . . . . . . . . . . . . . 12
     3.12 Compliance with Contracts. . . . . . . . . . . . . . 13
     3.13 Adverse Title Claims . . . . . . . . . . . . . . . . 13
     3.14 Capital Expenditures . . . . . . . . . . . . . . . . 13
     3.15 Supplemental Disclosure. . . . . . . . . . . . . . . 13
     3.16 Compliance with Applicable Laws. . . . . . . . . . . 14
     3.17 Employee Relations and Benefit Plans . . . . . . . . 14
     3.18 Financial Statements. . . . . . . . . . . . . . . . .14
     3.19 Capital Stock. . . . . . . . . . . . . . . . . . . . 15
     3.20 Year 2000 Compliance . . . . . . . . . . . . . . . . 16
     3.21 Material Compliance. . . . . . . . . . . . . . . . . 16
     3.22 Volume of Certain Business . . . . . . . . . . . . . 16
     3.23 Pride Borger . . . . . . . . . . . . . . . . . . . . 16
     3.24 Diamond Shamrock Promissory Note. . . .  . . . . . . 16
     3.25 Survival of Representations and Warranties of Sellers16

ARTICLE 4 REPRESENTATIONS AND WARRANTIES OF BUYER  . . . . . . 16
     4.1  Organization and Good Standing . . . . . . . . . . . 17
     4.2  Authorization of Agreement; No Violation; No Consents17
     4.3  Governmental Consents. . . . . . . . . . . . . . . . 17
     4.4  Enforceability . . . . . . . . . . . . . . . . . . . 17
     4.5  Brokers. . . . . . . . . . . . . . . . . . . . . . . 17
     4.6  Suits. . . . . . . . . . . . . . . . . . . . . . . . 18
     4.7  Financing. . . . . . . . . . . . . . . . . . . . . . 18
     4.8  Supplemental Disclosure. . . . . . . . . . . . . . . 18
     4.9  Survival of Representations and Warranties of Buyer. 18

ARTICLE 5 COVENANTS OF SELLERS . . . . . . . . . . . . . . . . 18
     5.1  General. . . . . . . . . . . . . . . . . . . . . . . 18
     5.2  HSR Act. . . . . . . . . . . . . . . . . . . . . . . 18
     5.3  Operations . . . . . . . . . . . . . . . . . . . . . 19
     5.4  Restricted Activities. . . . . . . . . . . . . . . . 20
     5.5  Noncompetition . . . . . . . . . . . . . . . . . . . 20
     5.6  Injunctive Relief. . . . . . . . . . . . . . . . . . 21
     5.7  Severability of Covenants. . . . . . . . . . . . . . 21
     5.8  Independent Covenants. . . . . . . . . . . . . . . . 22
     5.9  Materiality. . . . . . . . . . . . . . . . . . . . . 22
     5.10 Access . . . . . . . . . . . . . . . . . . . . . . . 22
     5.11 Payment of Pre-Closing Operating Expenses. . . . . . 22
     5.12 Public Announcements . . . . . . . . . . . . . . . . 22
     5.13 Exclusivity. . . . . . . . . . . . . . . . . . . . . 23
     5.14 Cooperation and Obligation to Supplement Information 23
     5.15 Review of Title and Consents . . . . . . . . . . . . 23
     5.16 Assessment . . . . . . . . . . . . . . . . . . . . . 24
     5.17 Tax. . . . . . . . . . . . . . . . . . . . . . . . . 26
     5.18 Nonforeign Affidavit . . . . . . . . . . . . . . . . 27

ARTICLE 6 COVENANTS OF BUYER . . . . . . . . . . . . . . . . . 27
     6.1  General. . . . . . . . . . . . . . . . . . . . . . . 27
     6.2  Confidentiality. . . . . . . . . . . . . . . . . . . 27
     6.3  HSR Act. . . . . . . . . . . . . . . . . . . . . . . 27

ARTICLE 7 CONDITIONS TO OBLIGATIONS OF SELLERS . . . . . . . . 27
     7.1  Representations. . . . . . . . . . . . . . . . . . . 27
     7.2  HSR Act. . . . . . . . . . . . . . . . . . . . . . . 27
     7.3  Performance. . . . . . . . . . . . . . . . . . . . . 28
     7.4  Pending Matters. . . . . . . . . . . . . . . . . . . 28
     7.5  Delivery . . . . . . . . . . . . . . . . . . . . . . 28

ARTICLE 8 CONDITIONS TO OBLIGATIONS OF BUYER . . . . . . . . . 28
     8.1  Representations. . . . . . . . . . . . . . . . . . . 28
     8.2  HSR Act. . . . . . . . . . . . . . . . . . . . . . . 29
     8.3  Performance. . . . . . . . . . . . . . . . . . . . . 29
     8.4  Pending Matters. . . . . . . . . . . . . . . . . . . 29
     8.5  Delivery . . . . . . . . . . . . . . . . . . . . . . 29

ARTICLE 9 CLOSING; ADJUSTMENTS TO PURCHASE PRICE . . . . . . . 30
     9.1  Time and Place of Closing. . . . . . . . . . . . . . 30
     9.2  Prorations . . . . . . . . . . . . . . . . . . . . . 30
     9.3  Adjustments to the Purchase Price. . . . . . . . . . 31
     9.4  Statement. . . . . . . . . . . . . . . . . . . . . . 32
     9.5  Post-Closing Adjustments to the Purchase Price . . . 32
     9.6  Allocation of Carrier Obligations and Proceeds . . . 33
     9.7  Crude Oil Inventory. . . . . . . . . . . . . . . . . 33

ARTICLE 10 INDEMNITY . . . . . . . . . . . . . . . . . . . . . 34
     10.1 General Indemnity. . . . . . . . . . . . . . . . . . 34
     10.2 Release. . . . . . . . . . . . . . . . . . . . . . . 37

ARTICLE 11 TAXES . . . . . . . . . . . . . . . . . . . . . . . 37
     11.1 Allocation of Taxes. . . . . . . . . . . . . . . . . 37
     11.2 Cooperation. . . . . . . . . . . . . . . . . . . . . 39
     11.3 Certain Tax Sharing Agreements . . . . . . . . . . . 40
     11.4 Relationship of Article 11 to Article 10 . . . . . . 40

ARTICLE 12 TERMINATION. . . . . . . . . . . . . . . . . . . . . 40
     12.1 Termination At or Prior to Closing . . . . . . . . . 40
     12.2 Effect of Termination. . . . . . . . . . . . . . . . 41

ARTICLE 13 OTHER AGREEMENTS OF THE PARTIES.. . . . . . . . . . 41
     13.1 Pre-Closing Adjustments. . . . . . . . . . . . . . . 41
     13.2 Risk of Loss . . . . . . . . . . . . . . . . . . . . 41
     13.3 Records: Access and Retention. . . . . . . . . . . . 42
     13.4 Names. . . . . . . . . . . . . . . . . . . . . . . . 43
     13.5 Expenses . . . . . . . . . . . . . . . . . . . . . . 43
     13.6 Independent Investigation. . . . . . . . . . . . . . 43
     13.7 Disclaimer Regarding Assets. . . . . . . . . . . . . 43
     13.8 Disclaimer Regarding Information . . . . . . . . . . 44
     13.9 Waiver of Deceptive Trade Practices Acts . . . . . . 44
     13.10 Transition Services. . . . . . . . . . . . . . . .  44

ARTICLE 14 OTHER PROVISIONS  . . . . . . . . . . . . . . . . . 45
     14.1 Applicable Law; Alternative Dispute Resolution . . . 45
     14.2 No Third Party Beneficiaries . . . . . . . . . . . . 46
     14.3 Waiver . . . . . . . . . . . . . . . . . . . . . . . 46
     14.4 Entire Agreement; Amendment. . . . . . . . . . . . . 46
     14.5 Notices . . . . . . . . . . . . . . . . . . . . . .  47
     14.6 No Assignment. . . . . . . . . . . . . . . . . . . . 47
     14.7 Severability . . . . . . . . . . . . . . . . . . . . 48
     14.8 Construction . . . . . . . . . . . . . . . . . . . . 48
     14.9 Counterparts . . . . . . . . . . . . . . . . . . . . 48
     14.10 Third-Party Consents to Assignment. . . . . . . . . 48
     14.11 Further Assurances. . . . . . . . . . . . . . . . . 49
     14.12 Execution and Delivery. . . . . . . . . . . . . . . 49

                   PURCHASE AND SALE AGREEMENT


     This Purchase and Sale Agreement (the "Agreement"), dated August 4, 1999, is by and between Pride Companies, L.P., a Delaware limited partnership ("Pride"), whose address is 1209 North 4th Street, Abilene, Texas 79601, and Pride SGP, Inc., a Texas corporation ("Pride SGP"), whose address is 1209 North 4th Street, Abilene, Texas 79601 (collectively, "Sellers") and Sun Pipe Line Services Co., a Delaware corporation ("Buyer"), whose address is 1801 Market Street, Philadelphia, Pennsylvania 19103. (References to "Buyer" herein may include Buyer's parent, Affiliates, or subsidiaries.) Sellers collectively and Buyer individually are sometimes referred to herein as a "Party" and Sellers and Buyer collectively are sometimes referred to as the "Parties." All capitalized terms used in this Agreement and the exhibits hereto (the "Exhibits"), including both the singular and plural forms thereof, are defined in Schedule 1.

                           RECITALS:

     WHEREAS, Sellers are engaged in the purchasing, gathering, transportation, storage and marketing of crude oil; and

     WHEREAS, Sellers desire to sell, grant, transfer, convey, assign and deliver to Buyer and Buyer desires to purchase and acquire from Sellers, certain crude oil purchasing, gathering, marketing, storage and transportation business, including all of the business and operations of Pride Borger, Inc., a Delaware corporation ("Pride Borger"), whose address is 1209 North 4th Street, Abilene, Texas 79601 (collectively, the "Business") and related assets on the terms and subject to the conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the premises and of the mutual promises, representations, warranties, covenants, conditions and agreements contained herein, the Parties intending to be legally bound by the terms hereof, agree as follows:

                           ARTICLE 1
                  PURCHASE AND SALE OF ASSETS

     1.1 Agreement to Purchase and Sell Assets. On and subject to the terms and conditions of this Agreement, Buyer agrees to buy from Sellers; and Pride, and to the extent applicable, Pride SGP, agree to sell, grant, deliver, transfer, assign and convey to Buyer, the Assets (as defined below), effective as of October 1, 1999 (the "Closing Date").

     1.2 Assets. Subject to Section 1.3, the term "Assets" shall mean all of Sellers' right, title and interest (real, prescriptive or otherwise) in and to:

          (a) Pipeline Properties. The crude oil pipeline systems which are commonly referred to as the Comyn System (including the major trunk line segments and related pumping facilities now or previously owned by Pride SGP, Inc. and which were acquired from SOCO Pipeline Company and Scurlock Oil Company (the "SGP Assets")); the Tye to Refinery line and the Refinery to Hawley line, all of which are described on
Schedule 1.2(a); the Texas Plains System (including the major trunk line segments and related pumping facilities acquired from Scurlock Permian and Diamond Shamrock), which are described on Schedule 1.2(a)(i); and an additional approximately 300 miles of gathering lines, including, without limitation, East Broadview, Carlsbad, and Keystone which are described on Schedule 1.2(a)(ii); along with all main, trunk, gathering, lateral, and feeder lines, together with all tanks, pumps, valves, meters, regulators, and other associated structures, pipelines, equipment, facilities and properties, whether real, personal or mixed, together with all fixtures, accessions, additions, and attachments thereto, which are used with the properties described on Schedules 1.2(a), 1.2(a)(i), and 1.2(a)(ii) for use in the gathering, storage and transportation of crude oil (collectively, the "Pipeline Properties"), said Pipeline Properties being depicted on a map described on Schedule 1.2(a)(iii);

          (b) Equipment. The equipment, machinery, goods, vehicles, trucks, truck spare parts, truck unloading stations, LACT/TACT units, SCADA system, materials, and other personal property (including inventories of tubular goods, supplies and tools, computer equipment and spare parts, fixtures and improvements on the Pipeline Properties, appurtenant thereto or used or obtained in connection with them, or with the ownership, operation, use, possession, maintenance or occupancy of the Pipeline Properties and the Business of Sellers (collectively, the "Gathering Operations")), (collectively, the "Equipment"), which Equipment is described on Schedule 1.2(b);

          (c)  Surface Contracts.   All surface and subsurface
contracts, leases, easements, privileges, servitudes, permits or licenses (including any railroad permits or licenses), rights of way, licenses, whether written or unwritten, or other real property instruments or agreements relating to the use or ownership of surface and subsurface properties and structures thereon that are used or held for use in connection with the Gathering Operations (collectively, the "Surface Contracts"), which interests are described on Schedule 1.2(c);

          (d)  Real Property.  The owned real property as listed on
Schedule 1.2(d), and all rights, easements, privileges, improvements and appurtenances belonging, pertaining or relating to such real property (collectively, the "Real Property");

          (e)  Contracts.  To the extent assignable and subject to
Section 1.3(g), all contracts, commitments, agreements, and arrangements of Sellers (other than insurance contracts held by or insuring Sellers) that in any way relate to the Gathering Operations, together with (i) all rights, privileges and benefits of Sellers thereunder arising on or after the Closing Date; (ii) all rights of Sellers thereunder to audit the records of any party thereto and to receive refunds of any nature thereunder relating to periods on or after the Closing Date; (iii) all claims of Sellers for take-or-pay or other similar payments arising on or after the Closing Date not specifically excluded in Section 1.3(b) below; (iv) all purchasing, gathering, storage, marketing and transportation contracts and all other agreements relating to any of the Gathering Operations, including, without limitation, all crude oil purchase, sale, exchange, buy/sell and division order contracts; and (v) to the extent assignable, all indemnity and other rights that Sellers have received from the previous owners of the Assets, which contracts, commitments, interests, agreements and arrangements are described on
Schedule 1.2(e) (collectively, the "Contracts"). Sellers further agree to use commercially reasonable efforts to provide Buyer with such rights under the Contracts. (last sentence intentionally omitted)

          (f) Liability Insurance. Notwithstanding Section 1.2(e) above, Buyer shall be entitled to become an additional insured under any of Sellers' liability insurance policies in place on the Closing Date to the extent those policies apply to incidents occurring prior to the Closing Date and Sellers shall provide certificates to such effect at Closing. Effective as of the Closing Date, Sellers shall assign all claims and causes of action they have against insurance carriers providing coverage for any Assumed Liabilities assumed by Buyer to the extent such liabilities are assumed. Sellers shall provide Buyer access to said insurance policies and endorsements on or before Closing, and Buyer may make photocopies thereof as desired;

          (g) Permits. To the extent assignable, all licenses, permits, approvals, consents, privileges, certificates, and other authorizations and other rights of Sellers granted by environmental authorities, Governmental Authorities and private authorities and all certificates of convenience or necessity, immunities, privileges, grants, and other rights that relate to the Business (the "Permits"), which Permits are described on Schedule 1.2(g);

          (h) Records. Except as set forth in Section 1.3(g), originals or photocopies of general corporate, financial and Tax records of Pride Borger and Sellers' books, records, files, reports and similar data, documents and materials that relate to the Pipeline Properties or Gathering Operations, including without limitation, all drawings, title records, operational records, technical records, processing records, division orders (if applicable), measurement, tank strapping records, network lease settlement reference and contract reference information, plant property and right-of-way files, regulatory compliance files, contract files, accounting files, and copies of computer spreadsheets used for accounting and allocations;

          (i) Pride Borger Stock. Notwithstanding Section 1.3, all of the capital stock and all of the assets of Pride Borger;

          (j) Crude Inventories. All of Sellers' inventory of crude oil (including line fill) as of the Closing Date physically located in the Assets (except line fill associated with the inactive gathering systems) or relating to the Gathering Operations, which inventory shall be determined in accordance with the Inventory and Close-Out Procedures in Schedule 1.2(j); and

          (k) Names. All of Sellers' rights in and to the names "Comyn System" and "Texas Plains System" or any reasonable derivative thereof and any logo, trade name, or trademark associated therewith.

     1.3 Excluded Assets. Notwithstanding Sections 1.2(a)-(h) and 1.2(j)-(k), the Assets shall not include, and there are excepted, reserved and excluded from the purchase and sale contemplated hereby, all assets, rights and properties of Sellers and their Affiliates which are not listed as Assets, including, without limitation, the following
(collectively, the "Excluded Assets"):

          (a) subject to Section 9.2, all accounts receivable, notes receivable, cash, and cash equivalents of Sellers with respect to the Assets or Gathering Operations existing prior to the Closing Date, provided, however, that Sellers agree to abide by all Applicable Laws in their efforts to collect such accounts receivable and notes receivable, and that such efforts will be consistent with Sellers' past practice and usual manner;

          (b) all claims and causes of action of Sellers arising prior to the Closing Date, provided, however, that Sellers agree to notify and consult with Buyer regarding their intentions to seek recovery on any such claim or cause of action prior to actually seeking or taking action to effect such recovery;

          (c) all general corporate, financial and tax (income and franchise) records of Sellers (but not Pride Borger's), subject however to Buyer's right of access under Section 5.10;

          (d) all interest of Sellers in and to the names "Pride Companies, Pride Borger, Pride Refining and Pride Pipeline" or any reasonable derivative thereof and any logo, trade name, or trademark associated therewith;

          (e) all losses, carryovers, and rights or claims to receive refunds with respect to any and all Taxes of Sellers (except Pride Borger) of every nature and description, including interest payable with respect thereto;

          (f) Sellers' books, records, files, drawings, diagrams and similar documents and materials, including those specifically identified on
Schedule 1.3(f), which (i) Sellers cannot legally provide to Buyer without breaching confidentiality agreements with third parties or (ii) which relate to the trade payables, royalty payables and other liabilities retained by Seller;

          (g) all of Sellers' royalty suspense accounts and all original books and records (including lease files) relating thereto;

          (h) all of Sellers' or Sellers' Affiliates' interest in their Abilene Refinery and products storage and transportation business; and

          (i) all assets, rights and properties deleted from the Assets pursuant to this Agreement.

                           ARTICLE 2
               PURCHASE PRICE; OTHER TRANSACTIONS

     2.1 Purchase Price. Buyer agrees to pay Sellers a total amount of Twenty-Six Million Dollars ($26,000,000) to be reduced by the outstanding balance on the note (the "Diamond Shamrock Promissory Note") as of the Closing Date in the approximate amount of $5,330,000 (the
"Purchase Price"). Buyer agrees to pay Sellers at Closing the Purchase Price, as adjusted at Closing pursuant to Article 9, by means of a completed wire-transfer of immediately available funds to an account designated by Sellers.

     2.2 Post-Closing Adjustments to the Purchase Price. The Purchase Price shall be subject to a post-Closing adjustment in accordance with the provisions of Article 9.

     2.3 Allocated Values. Buyer and Sellers have agreed to allocate the Purchase Price together with any assumed liabilities among the Assets for federal income tax purposes pursuant to Section 1060 of the Internal Revenue Code of 1986, as amended (the "Code"), in accordance with the allocation Schedule attached hereto as Schedule 2.3. Schedule 2.3 will be adjusted by Buyer and Sellers to the extent necessary to reflect any subsequent final determination of the Purchase Price pursuant to Article 9. Sellers and Buyer agree to execute any forms or other documentation to be filed with the Internal Revenue Service which are consistent with the allocated Purchase Price as set forth on Schedule 2.3, as adjusted. Sellers and Buyer each agree that they and their Affiliates will not prepare any Tax Return or report inconsistent with such agreed allocation, as adjusted.

     2.4 Assumption Agreement. At the Closing, Buyer will enter into an Assumption Agreement in the form of Exhibit A hereto pursuant to which Buyer agrees to assume and be responsible for the Assumed Liabilities occurring prior to the Closing.

     2.5  Employment Matters.

          (a) Employment. As soon as reasonably practicable after the date hereof, and in any event within ten (10) days after the date hereof, Sellers shall provide Buyer with a list of employees of Sellers that Sellers desire to retain after the Closing Date ("Retained Employees").
Simultaneously, Sellers shall provide Buyer with a list of employees of Sellers that Sellers do not intend to retain after the Closing Date (the "Non-Retained Employees"). The list of Non-Retained Employees shall include all employees of Sellers that are not on the list of Retained Employees. During the period beginning ten (10) days after the date hereof, and ending five (5) days prior to Closing, Sellers shall provide Buyer the opportunity to review the employment records of the Business and meet with all of the employees on the list of Non-Retained Employees, as requested by Buyer, to obtain information needed to address transitional issues, including the hiring of the Non-Retained Employees selected by Buyer. Buyer shall have access to the Non-Retained Employees and their employment records during normal business hours, and shall not unreasonably interfere with the operation of Sellers' business. No more than thirty (30) days, but in any event at least five (5) days prior to the Closing Date, Buyer shall provide Sellers with a list of those employees from the list of Non-Retained Employees that Buyer intends to employ after the Closing Date (the "Intended Hired Employees"). Sellers' employees on the list of Non-Retained Employees that are not included on the list of Intended Hired Employees, and employees on the list of Intended Hired Employees who do not become employees of Buyer in connection with the consummation of the transactions contemplated herein, shall be referred to herein as "Excluded Employees". During the period from the date hereof to the Closing Date, Sellers shall use their best efforts to retain the services of their present officers and employees except, with notice to Buyer, in instances in which Sellers reasonably believe that the termination of any officer or employee is in the best interest of Sellers or a termination for cause, and Sellers will maintain good employee relationships consistent with past practices and comply with the terms of applicable contracts in existence on the date hereof. On the Closing Date, Sellers shall terminate all of the Non-Retained Employees and Buyer shall hire all of the Intended Hired Employees who accept Buyer's offer of employment (the "Hired Employees"). Sellers shall retain all liability for any liability, claim or obligation relating to or arising out of the employment by Sellers, or terminating of employment by Sellers, of Sellers' employees, including, without limiting the foregoing, all claims for workers' compensation, breach of express or implied employment contracts, wrongful discharge, benefits under employee benefit or disability plans, or violations of any federal, state or local laws prohibiting employment discrimination. Sellers shall be responsible for any continuation group health coverage required under Section 4980B of the Code or Sections 601 through 608 of ERISA with respect to all such employees.

          (b) WARN ACT. Sellers shall be responsible for complying with all requirements of the WARN Act, and any similar state or local statute, applicable to Sellers and their business prior to the Closing Date.

          (c) Severance. Buyer shall be under no obligation to provide severance pay or any other termination benefit with respect to the termination by Sellers of any Non-Retained Employees. Subject to Section 2.5(d)(ii), Sellers shall be responsible for severance benefits as specified in Sellers' Employees Handbook related to the termination of the Excluded Employees; provided, however, that Buyer shall reimburse Sellers for the cost of any severance payment provided to any Excluded Employee if Buyer or any of its Affiliates hires such Excluded Employee within six (6) months of the Closing Date. If Buyer terminates any of the Hired Employees within six (6) months after the Closing Date (the "Transition Period"), other than for just cause, Buyer shall provide, or cause to be provided, if they have not already received severance benefits from Sellers, severance benefits to such terminated employees equal to those that would have been provided pursuant to Sellers' Employee Handbook (as in effect on June 1, 1999), to the Excluded Employees by Sellers; provided however, that Sellers shall reimburse Buyer for the costs of such severance benefits if Sellers or any of their Affiliates hire any such Hired Employee within six
(6) months of the end of the Transition Period.

          (d)  Benefits Following Closing.

               (i) Sellers shall retain liability for all claims, costs, expenses, liabilities and other obligations related to Hired Employees in which damages or other remedies are sought based on incidents or events occurring or arising prior to the Closing Date.

               (ii) If any accruals for employee benefits or compensation are included as current liabilities in the Financial Statements (such as for Sellers' 401(k) and profit sharing plans and for bonuses under FAS 106), Sellers shall, on and after the Closing Date, provide its employees and former employees with such benefits or compensation to the full extent of, on a basis consistent with, and for the same time period represented by such accrual. In any event, Sellers shall pay to former employees of Sellers (including Excluded Employees and Hired Employees) all benefits to which they are entitled under Sellers' existing benefit plans to the extent such benefits are funded under such benefit plans as of the Closing Date or otherwise covered by insurance arrangements. Notwithstanding the foregoing, Sellers shall be responsible for any claims incurred by a Non-Retained Employee or his or her covered dependents under Sellers' medical insurance, life insurance and all other welfare plans prior to the date of hire by Buyer in accordance with the terms of Sellers' plans, and for all disability benefits and worker's compensation payable to any Non-Retained Employee as a result of events occurring prior to the Closing Date.

               (iii) This Section 2.5 shall not require any acceleration of benefits not otherwise required by the terms of any applicable benefit plans.

          (e) Vacation. Sellers shall retain all liabilities for unpaid, accrued vacation of Non-Retained Employees as of the Closing Date. At the time of termination of employment of the Non-Retained Employees, Sellers shall pay to each Non-Retained Employee the unpaid, accrued vacation to which such Non-Retained Employee is entitled as of the Closing Date. Except as may be provided in Buyer's collective bargaining or Employee Association Agreements with respect to Hourly Employees, service with both Sellers and Buyer shall be taken into account in determining Hired Employees' vacation under Buyer's Mid-Career Hires Vacation Guidelines. Buyer shall not take into account service with Sellers of the Hired Employees for any other purpose.

          (f) Cooperation; Employment Records. The Parties agree to furnish each other with such information concerning employees, and to take such other action as is necessary and appropriate to effect the transactions contemplated by this Section 2.5. At Closing, or as soon as possible thereafter, Sellers will provide Buyer a list of Hired Employees who have taken leave under the Family and Medical Leave Act within 12 months prior to the Closing Date, including the type and length of such leave.

                           ARTICLE 3
           REPRESENTATIONS AND WARRANTIES OF SELLERS

     Pride, and to the extent applicable, Pride SGP, represent and warrant to Buyer as of the date of this Agreement and, subject to the provisions of Sections 3.15 and 3.25, as of the Closing, that:

     3.1 Organization and Good Standing. Pride is a limited partnership validly existing and in good standing under the Applicable Laws of the State of Delaware, and in each state in which it conducts business, with full partnership power, right and authority to own and lease the properties and assets it currently owns and leases and to carry on its business as such business is currently being conducted. Pride's federal tax identification number is 75-2313597. Pride SGP is a corporation duly organized, validly existing, and in good standing under the Applicable Laws of the State of Texas and in each state in which it conducts business with full corporate power, right, and authority to own and lease the properties and assets it currently owns and leases and to carry on its business, as such business is currently being conducted. Pride SGP's federal tax identification number is 75-1768862. Pride Borger is a corporation duly organized, validly existing, and in good standing under the Applicable Laws of the State of Delaware, and in each state in which it conducts business, with full corporate power, right, and authority to own and lease the properties and assets it currently owns and leases and to carry on its business as such business is currently being conducted. Pride Borger's federal tax identification number is 75-1468070.

     3.2 Conduct of Business. The Assets identified in Section 1.2 constitute all of the assets owned by Sellers and required for the operation of the Business as currently conducted by Sellers, other than the Excluded Assets.

     3.3 Authorization of Agreement; No Violation; No Consents. This Agreement has been duly executed and delivered by Sellers. Pride has the full partnership power and authority to enter into this Agreement, to make the representations, warranties, covenants, and agreements made herein and to consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement, and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite partnership action on the part of Sellers. Neither the execution and delivery of this Agreement by Sellers nor the consummation by Sellers of the transactions contemplated hereby (a) will conflict with, result in a breach, default or violation of, or require consent of any third party under (i) the terms, provisions or conditions of the Partnership Agreement of Pride or any contract, agreement, instrument or restriction of any kind to which Sellers are a party or by which Sellers are bound or to which any of the Assets are subject or (ii) to the knowledge of Sellers, any judgment, decree, or order or any governmental permit, certificate, license, Applicable Law, statute, rule or regulation or any judgment, decree, or order to which Sellers are a party or is subject, or to which any of the Assets are subject, except for (A) consents and approvals from Governmental Authorities that are customarily obtained after closing in connection with a sale of properties, and for those permits or licenses for street, road, canal, river, drainage, or other public or governmental right-of-way for any pipeline crossing or passageway, (B) any conflict, breach, default, violation, or consent that would not have, individually or in the aggregate, a Material Adverse Effect, and (C) any applicable requirement under the HSR Act, or (b) will result in the creation of any lien, charge, or other encumbrance on any of the Assets.

     For purposes of this Agreement, unless specifically set forth herein to the contrary, the terms "knowledge," "known," or any similar term, as applied to Sellers, Pride Borger or Buyer, shall mean the actual knowledge of Sellers', Pride Borger's or Buyer's executive officers, respectively; provided, however, that prior to the Closing, Sellers shall make inquiry of and seek to obtain certificates from the employees identified on such
Schedule 3.3 with respect to the accuracy of Sellers' representations and warranties herein.

     3.4 Governmental Consents. To the knowledge of Sellers, no consent, action, approval or authorization of, or registration, declaration or filing with, any Governmental Entity is required to authorize, or is otherwise required in connection with, the execution and delivery of this Agreement by Sellers, or Sellers' performance of the terms of this Agreement, or the validity or enforceability hereof against Sellers, except for consents referenced in Sections 3.3 and 14.10, and except where the failure to give notice to file or to obtain any authorization, consent or approval would not have a Material Adverse Effect on the ability of the Parties to consummate the transactions contemplated by this Agreement.

     3.5 Enforceability. This Agreement constitutes the legal, valid, and binding obligation of Sellers enforceable against Sellers in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium, and other similar Applicable Laws affecting creditors' rights generally and general principles of equity.

     3.6 Brokers. Simmons & Company International has acted as broker or finder for or on behalf of Sellers and their Affiliates in connection with this Agreement or the transactions contemplated by this Agreement, and no other broker or finder has acted in such capacity. No broker or finder is entitled to any brokerage or finder's fee, or to any commission, based in any way on agreements, arrangements or understandings made on behalf of Sellers or any Affiliate of Sellers for which Buyer has or will have any liability or obligation (contingent or otherwise).

     3.7 Suits. Except as set forth on Schedule 3.7, there are no Suits pending or, to the knowledge of Sellers, threatened involving the Assets, the Business, or the employees of the Business which could have a Material Adverse Effect on Buyer's ownership of, use of or title to the Assets, either known by, or upon which service has been effected on, Seller.

     3.8 Permits. To the knowledge of Sellers, Sellers possess all governmental licenses, permits, and certificates necessary for the operation of the Business and the Assets, except to the extent that the failure to possess such governmental licenses, permits, and certificates would not have a Material Adverse Effect. Nothing in this Section 3.8 shall be deemed or construed to constitute a representation or warranty with respect to Environmental Laws which are covered exclusively by Section 3.9 and Article 10, respectively.

     3.9 Environmental Matters. (a) Except as set forth on Schedule 3.9(a), and to the knowledge of Sellers, no Violation of Environmental Laws exists with respect to the Business or any of the Assets, which Violation of Environmental Laws would have a Material Adverse Effect.

          (b)  To the knowledge of Sellers and except as set forth on
Schedule 3.9(b), or as would not result in a Material Adverse Effect:

               (i) There has been no spill, release, threatened release, discharge or disposal of Hazardous Substances that has occurred or which is presently occurring on, from, under or onto any Assets or from any adjacent properties.

               (ii) There has been no undisclosed spill, release, threatened release, discharge or disposal of Hazardous Substances that has occurred or which is presently occurring (i) on tracts neighboring and/or occupied by any Assets or (ii) from any real property owned by Sellers as a result of any construction on or operation or use of any Assets.

               (iii) Except as set forth on Schedule 3.9(c), there are no presently existing or threatened environmental claims.

               (iv) Except as set forth on Schedule 3.9(d), in connection with the construction on, or operation, maintenance and use of, any Assets, as of the date of this Agreement, there has been no failure by Sellers to comply with all applicable requirements of Environmental Laws relating to Sellers, the operations of any Assets, or Sellers' manufacture, processing, distribution, use, treatment, generation, recycling, reuse, sale, storage, handling, transportation or disposal of any Hazardous Substance and Sellers are not aware of any facts or circumstances which could materially impair such compliance with all applicable Environmental Laws after the date of this Agreement.

               (v) Except as set forth on Schedule 3.9(e), Sellers are not currently required to obtain any environmental permit to construct, demolish, renovate, occupy, operate or use any buildings, improvements, fixtures or equipment forming a part of any Assets that have not been obtained and fully disclosed to Buyer.

               (vi) Except as set forth on Schedule 3.9(f), there is no ACM or Underground Storage Tank located on, in (including, with respect to ACM, within building materials) or about any Assets nor has any ACM or Underground Storage Tank at any time been removed from any Assets.

               (vii) Except as set forth on Schedule 3.9(g), there are no liens affecting any Assets arising out of or in connection with an environmental claim and Sellers have not received any summons, directive, citation, notice, investigation letter or other communication, whether written or oral, from any Governmental Authority or any other Person concerning any intentional or unintentional action or omission by Sellers or any other Person which may result in an environmental claim or a breach of any requirement of Environmental Law with regard to Sellers or any Assets.

     3.10 Government Notices. Except as set forth on Schedule 3.10, there are no known notifications pending or, to the knowledge of Sellers, threatened by any Governmental Entity relating to Sellers and the Assets or relating to the discharge or release of materials into the environment or otherwise relating to the protection of the public health or the environment.

     3.11 Payment of Taxes.

          (a) No Taxes, including ad valorem, real or personal property taxes, assessed against the Assets are delinquent. Sellers have properly completed and filed or caused to be filed in a timely manner all material reports or returns required to be filed with respect to such Taxes relating to the Assets with any applicable taxing authority or, if not so timely filed, all appropriate penalties with respect to same have been assessed and paid or duly contested in good faith.

          (b) Pride Borger has filed or caused to be filed all Tax Returns with the exception of the federal return for the short period ending on the Closing Date required to have been filed by or for it, and all material information set forth in such Tax Returns is accurate and complete. Pride Borger has paid or made adequate provision for all Taxes payable by it or with respect to its assets. Pride Borger has not granted (and is not subject to) any waiver of the period of limitations for the assessment of Tax for any currently open taxable period, and no unpaid Tax has been asserted against or with respect to Pride Borger by any taxing authority. Pride Borger has collected or withheld all amounts required to be collected or withheld by it for any Taxes, and all such amounts have been paid to the appropriate governmental agencies or set aside in appropriate accounts for future payment when due. Pride Borger is in compliance with, and its records contain all information and documents necessary to comply with, all applicable information reporting and Tax withholding requirements. Pride Borger has not made or entered into, and does not hold any asset subject to, a "safe harbor lease" subject to former Section 168(f)(8) of the Internal Revenue Code and the regulations thereunder. There are no liens for Taxes upon assets of Pride Borger other than for current Taxes not yet due and payable. Pride Borger is not and has not been a party to any joint venture, partnership, or other arrangement which could be treated as a partnership for federal income tax purposes. Sellers have delivered to Buyer correct and complete copies of all federal income Tax Returns and state franchise Tax Returns, examination reports, proposed audit findings in any cycle in which an examination report has not yet been issued and statements of deficiencies assessed against or agreed to by Pride Borger since December 1, 1994, as well as copies of any correspondence with Diamond Shamrock regarding Tax liabilities or potential Tax liabilities of Pride Borger. For purposes of this Section 3.11, Pride Borger shall mean Pride Borger and Pride Texas Plains, L.P.

     3.12 Compliance with Contracts. To Sellers' knowledge, neither Sellers, Pride Borger, nor any other party to the Contracts, Surface Contracts or Permits are in default or breach of any of the Contracts, Surface Contracts or Permits that would have a Material Adverse Effect, nor do Sellers or Pride Borger have knowledge of events that could result in a default or breach of any Contract, Surface Contract or Permit.

     3.13 Adverse Title Claims. At Closing, Sellers will have good and indefeasible title to the Assets, free and clear of all liens, encumbrances, security interests, equities or restrictions whatsoever, other than Permitted Liens. Except as set forth on Schedule 3.13, to the knowledge of Sellers,

          (a) there are no liens or encumbrances with respect to any of the Assets for delinquent Taxes and delinquent assessments;

          (b) there are no liens, deeds of trust, mortgages, adverse title claims, or similar encumbrances with respect to the Assets; and

          (c) there are no materialmen's, mechanics', repairmen's, employees', contractors', operators', and other similar liens or charges arising in the ordinary course of business incidental to construction, maintenance, or operation of any of the Assets prior to the Closing.

     3.14 Capital Expenditures. Neither Sellers nor Pride Borger have made or agreed to make any capital expenditures for additions to property, plant, or equipment, other than in the ordinary course of business and consistent with past practices, except as provided in Section 5.3.

     3.15 Supplemental Disclosure. Sellers shall have the right and option to amend the representations and warranties made by them herein, on the Schedules and in all other certificates delivered by it to Buyer pursuant hereto to ensure that such representations and warranties, Schedules, and other certificates remain true and correct between the date of this Agreement and the Closing. Sellers will provide Buyer with reasonable notice of any amendments to the Schedules, and Buyer and Sellers shall negotiate a pre-closing adjustment to the purchase price ("Pre-Closing Adjustment") to reflect such amendment, if requested by either party. If the Parties cannot agree on such Pre-Closing Adjustment, the issue shall be resolved pursuant to Section 13.1.

     3.16 Compliance with Applicable Laws. To the knowledge of Sellers, neither Sellers nor Pride Borger are in default under any Applicable Laws, which default would have a Material Adverse Effect upon the Assets or the Business or the employees of the Business. Sellers and Pride
Borger have been granted all Permits from federal, state, and local government regulatory bodies necessary or desirable to carry on the Business, all of which are currently in full force and effect except where any failure to obtain Permits would not have a Material Adverse Effect upon the Assets or the Business.

     3.17 Employee Relations and Benefit Plans. Set forth on Schedule 3.17 is an accurate and complete list of all agreements of any kind between Sellers and their employees or group of employees, including, without limitation, written or oral employment and benefit plans. Except as provided in Section 2.5 hereof, Buyer shall not, by the execution and delivery of this Agreement or otherwise, become obligated to employ any employee of Sellers or Pride Borger or assume any liabilities or contractual obligations with respect to such employees or otherwise become liable for or obligated in any manner (contractual or otherwise) to any employee of Sellers or Pride Borger, including, without limiting the generality of the foregoing, any liability or obligation pursuant to any collective bargaining agreement, employment agreement, or pension, profit sharing or other employee benefit plan (within the meaning of Section 3(3) of the Employment Retirement Income Security Act of 1974, as amended) or any other fringe benefit program maintained by Sellers or to which Sellers contribute or any liability for the withdrawal or partial withdrawal from or termination of any such plan or program by Sellers or Pride Borger. Pride Borger has never had any employees during the period in which Sellers have owned Pride Borger. Sellers warrant that no labor union or employee organization has been certified or recognized as the collective bargaining representative of any employees of Sellers, nor are there any union organizations, campaigns, representation proceedings, labor strikes, work stoppages, or slow downs underway or, to Sellers' knowledge after reasonable inquiry, threatened with respect to any of the employees of Sellers.

     3.18 Financial Statements. Sellers have delivered to Buyer copies of the Crude Oil Gathering Division consolidating balance sheets which include Pride Pipeline Company, Pride Borger, and PHS Pipeline as of December 31st, for the years 1995 through 1998 and for the three months ending March 31, 1999 (the "Balance Sheet Dates"), Crude Oil Gathering Division consolidating statements of income or earnings, cash flow and retained earnings which include Pride Pipeline Company, Pride Borger, and PHS Pipeline for the twelve months then ended and the three months then ended, respectively (collectively, the "Financial Statements"). The Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), applied on a consistent basis throughout the periods indicated. The Financial Statements are true, complete and correct with the exception that such Financial Statements do not contain footnotes. Such Financial Statements present fairly the financial condition and the results of the operations of the Crude Oil Gathering Division for the periods indicated thereon. In addition, Sellers have provided Buyer with copies of the Form 10K for the years ended December 31, 1995 through 1998 and the Form 10Q for the quarter ending March 31, 1999 which Form 10Ks include audited financial statements for Pride (the "Publicly Filed Financial Statements"). Such Publicly Filed Financial Statements have the Crude Oil Gathering Division consolidated in them. The Publicly Filed Financial Statements include all material footnotes required by GAAP, each such footnote is complete and accurate, and contains all information required by GAAP to be contained therein. All reserves for contingent risks have been estimated in accordance with GAAP and are appropriate and sufficient to cover all costs reasonably expected to be incurred from such risks. The Publicly Filed Financial Statements and the Financial Statements are consistent with the books and records of Sellers (including without limitation those related to the Crude Oil Gathering Division).

     3.19 Capital Stock.

          (a) The authorized capital stock of Pride Borger consists of 1,000 shares of common stock, of which 1,000 shares are issued and outstanding. Schedule 3.19(a) accurately describes the ownership of Pride Borger's capital stock as of the date hereof. Pride is and will be on the Closing Date the record and beneficial owner and holder of, and has, and on the Closing Date will have, good, valid and indefeasible record and beneficial title to, Pride Borger's capital stock indicated on Schedule 3.19(a) to be owned by Pride, free and clear of any adverse claim of any other Person, including without limitation, any encumbrance. All of the outstanding shares of Pride Borger's capital stock have been duly authorized and are validly issued, fully paid and nonassessable. All dividends and other distributions declared with respect to the issued and outstanding shares of Pride Borger's capital stock have been paid or distributed. There are no existing subscriptions, rights, warrants, calls, options, commitments or agreements of any character relating to Pride Borger's capital stock which is authorized but unissued or held in the treasury or relating to the purchase or redemption of Pride Borger's issued and outstanding capital stock, and there are no outstanding securities or other instruments convertible into or exchangeable for shares of such capital stock and no commitments to issue such securities or instruments.

          (b) The certificates representing Pride Borger's capital stock to be delivered to Buyer at the Closing, and the signatures on the endorsements thereof or stock powers delivered therewith, will be valid and genuine. The stock certificates, endorsements, stock powers and other documents to be delivered to Buyer on the Closing Date will transfer to and vest in Buyer good, valid and indefeasible title to Pride Borger's capital stock, free and clear of any adverse claims of any other Person.

     3.20 Year 2000 Compliance.   Except as set forth on Schedule 3.20,
Sellers are not aware of any areas in which the Assets will not be Year 2000 compliant upon completion of Sellers' Year 2000 Compliance plan. "Year 2000 Compliant" means as to any Person or entity that all software, firmware, microprocessing chips and other data processing devices and services (both as a recipient and as a provider), capabilities and facilities utilized by, and material to the business operations or financial condition of, that Person or entity will be able to record and process all calendar dates (whether before, in and after the year 2000) correctly with four-digit year processing and will be able to communicate with other applicable systems to accept any two-digit year date data in a manner that resolves any ambiguities as to century in a properly defined manner.

     3.21 Material Compliance. To the knowledge of Sellers, Sellers have maintained the Assets in material compliance with Applicable Laws and in accordance with good industry practice, except where any failure to do so would not have a Material Adverse Effect on the Assets or the Business.

     3.22 Volume of Certain Business. The lease acquisition and pipeline transportation volumes shall not have changed materially since the levels disclosed to Buyer in data as of December, 1998.

     3.23 Pride Borger. Pride Borger was originally incorporated under the name D-S Pipe Line Corporation ("D-S Pipe Line"), which was the subject of the stock purchase agreement between Pride Refining, Inc. ("Pride Refining") as Buyer, and Diamond Shamrock Refining and Marketing Company ("Diamond Shamrock") as Seller dated September 1, 1994. The corporate name of D-S Pipe Line was changed to Pride Borger on March 8, 1995.

     3.24 Diamond Shamrock Promissory Note. Sellers are current on all principal and interest payments and the Diamond Shamrock Promissory Note is not in default.

     3.25 Survival of Representations and Warranties of Sellers. The representations and warranties of Sellers set forth in this Agreement shall not continue to be made after Closing, except that Sellers shall be and remain liable for any damages, losses or claims arising from Sellers' breach of or inaccuracy in any such representation or warranty in accordance with
Article 10.

                           ARTICLE 4
            REPRESENTATIONS AND WARRANTIES OF BUYER

     Buyer represents and warrants to Sellers as of the date of this Agreement and, subject to the provisions of Sections 4.8 and 4.9, as of the Closing, that:

     4.1 Organization and Good Standing. Buyer is a corporation duly organized, validly existing, and in good standing under the Applicable Laws of the State of Delaware and in each state in which it conducts business with full corporate power, right, and authority to own and lease the properties and assets it currently owns and leases and to carry on its business as such business is currently being conducted. Buyer's federal tax identification number is 23-2052191.

     4.2 Authorization of Agreement; No Violation; No Consents. This Agreement has been duly executed and delivered by Buyer. Buyer has the full corporate power and authority to enter into this Agreement, to make the representations, warranties, covenants, and agreements made herein and to consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement, and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite corporate action on the part of Buyer. To the knowledge of Buyer, neither the execution and delivery of this Agreement by Buyer nor the consummation by Buyer of the transactions contemplated hereby (a) will conflict with, result in a breach, default or violation of, or require the consent of a third party under (i) the terms, provisions, or conditions of Buyer's articles of incorporation, bylaws, or any other corporate document (and any amendments thereto) or (ii) any judgment, decree, or order or any governmental permit, certificate, material agreement, license, Applicable Laws, statute, rule, or regulation or any judgment, decree, or order to which Buyer is a Party or is subject, or to which the business, assets or operations of Buyer are subject, except for (A) post-closing consents, (B) any conflict, breach, default, or violation that would not have, individually or in the aggregate, a material adverse effect on Buyer, and (C) any applicable requirements under the HSR Act, or (b) will result in the creation of any lien, charge, or other encumbrance on any property or assets of Buyer.

     4.3 Governmental Consents. To the knowledge of Buyer, no consent, action, approval or authorization of, or registration, declaration or filing with, any Governmental Entity is required to authorize, or is otherwise required in connection with the execution and delivery of this Agreement by Buyer, or Buyer's performance of the terms of this Agreement, or the validity or enforceability hereof against Buyer, except for post-closing consents set forth on Schedule 14.10 and any applicable requirements under the HSR Act, and except where the failure to give notice to file or to obtain any authorization, consent or approval would not have a material adverse effect on the ability of the Parties to consummate the transactions contemplated by this Agreement.

     4.4 Enforceability. This Agreement constitutes a legal, valid, and binding obligation of Buyer enforceable against Buyer in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium, and other similar Applicable Laws affecting creditors' rights generally and general principles of equity.

     4.5 Brokers. No broker or finder has acted for or on behalf of Buyer or any Affiliate of Buyer in connection with this Agreement or the transactions contemplated by this Agreement. No broker or finder is entitled to any brokerage or finder's fee, or to any commission, based in any way on agreements, arrangements or understandings made by or on behalf of Buyer or any Affiliate of Buyer for which Sellers have or will have any liability or obligation (contingent or otherwise).

     4.6 Suits. There are no Suits pending, or to Buyer's knowledge threatened, which could prohibit Buyer's acquisition or ownership of the Assets or which could have a material adverse effect on the Buyer's consummation of the transactions contemplated hereby.

     4.7 Financing. Buyer has currently available all funds necessary to pay the Purchase Price and any other amounts contemplated by this Agreement. Buyer's ability to consummate the transactions contemplated hereby is not contingent on its ability to complete any financing prior to or upon the Closing.

     4.8 Supplemental Disclosure. Buyer shall have the right and option to amend the representations and warranties made by it herein, on the Schedules and in all other certificates delivered by it to Sellers pursuant hereto to ensure that such representations and warranties, Schedules, and other certificates remain true and correct between the date of this Agreement and the Closing. Buyer will provide Sellers with reasonable notice of any amendments to the Schedules.

     4.9 Survival of Representations and Warranties of Buyer. The representations and warranties of Buyer set forth in this Agreement shall not continue to be made after Closing, except that Buyer shall be and remains liable for any breach of or inaccuracy in any such representation or warranty in accordance with Article 10.

                           ARTICLE 5
                      COVENANTS OF SELLERS

     Pride, and to the extent applicable, Pride SGP, covenant and agree, except as otherwise contemplated by this Agreement or as otherwise approved by Buyer in writing, that from the date hereof through the Closing Date (or after the Closing Date, as required by Section 5.3(i)):

     5.1 General. Sellers will use their best efforts to take all actions and to do all things necessary or advisable in order to consummate and make effective the transactions contemplated by this Agreement, including satisfaction of the closing conditions.

     5.2 HSR Act. Upon the execution of this Agreement, Sellers will, if required, file a notification under the HSR Act relating to the purchase and sale contemplated hereby with the Justice Department and the FTC. Sellers will (a) promptly file any other required notification under the HSR Act relating to the purchase and sale contemplated hereby with the Justice Department and the FTC, (b) respond to inquiries from the Justice Department and the FTC in connection with such notification, (c) request early termination or waiver of any applicable waiting period under the HSR Act and (d) provide to Buyer copies of all filings and correspondence between Sellers and the Justice Department and the FTC regarding the purchase and sale contemplated hereby.

     5.3  Operations.  Sellers and Pride Borger shall:

          (a) use their best efforts to conduct the Business consistent with past practice in their usual manner and maintain their books of account in a manner that fairly and accurately reflects their income, expenses and liabilities;

          (b) use their best efforts to duly and punctually perform all of their material contractual obligations in the ordinary course of business;

          (c) give prompt written notice to Buyer of any notice received by either of them of any material default or breach or alleged material default or breach under any instrument or agreement to which either of them is a party or by which either of them is bound and take all reasonable steps to cure any such default or breach;

          (d) give prompt written notice to Buyer pertaining to releases or discharges of Hazardous Substances from the Assets or material violations of Applicable Laws and provide copies of any written correspondence relating thereto received by Sellers from any Governmental Authority;

          (e) use their best efforts to preserve the goodwill of, and their good relationships with, their suppliers, customers, landlords and others having business relations with them;

          (f) use their best efforts to preserve the Business intact and retain the services of their present officers, employees and agents except, with notice to Buyer, in instances in which Sellers reasonably believe that the termination of any officer, employee or agent is in the best interests of Sellers or a termination for cause;

          (g) use their best efforts to cause all conditions to the consummation of the transactions contemplated hereby to be satisfied;

          (h) use their best efforts to cooperate and coordinate the scheduling of Crude Oil movements with Buyer between the date hereof and the Closing Date and act as Buyer's agent as directed by Buyer where necessary; and


          (i) use their best efforts to clean and make gas free all inactive storage tanks associated with the Merton and Alan Reed locations, which tanks are described on Schedule 5.3(i), within 60 days after Closing.

     5.4 Restricted Activities. Without the prior written consent of Buyer, which shall not be unreasonably withheld, neither Sellers nor Pride Borger shall:

          (a) enter into any employment agreement or increase the rate of compensation payable or to become payable by Sellers or Pride Borger to any of their directors, officers, employees or agents (other than in connection with merit or longevity-related raises consistent with past practices of Sellers);

          (b) incur or agree to incur, or otherwise guarantee or become liable for, any indebtedness for money borrowed or any commitment, obligation or liability, absolute or contingent, other than in the ordinary course of business;

          (c) fail to maintain the Assets and tangible properties in the ordinary course of business;

          (d) except in the ordinary course of business, make or permit any material change in the Assets, liabilities or financial condition;

          (e) enter into or assume any mortgage, pledge, conditional sale or other title retention agreement, or cause or permit any lien, security interest, mortgage, encumbrance or charge of any kind to attach upon any of the Assets, whether now owned or hereafter acquired, except for capital leases and liens for taxes, assessments or governmental charges or levies which are not delinquent;

          (f) enter into any new crude oil purchase or sale agreements for volumes greater than 500 barrels per day which exceed a three (3) month term or renew any existing purchase or sale agreement except on substantially similar terms; or

          (g) agree to do any of the things described in clauses (a) through (f) of this Section 5.4.

     5.5 Noncompetition. Sellers agree that for a period of three (3) years following the Closing Date, they shall not, directly or indirectly, through a subsidiary or Affiliate, without the prior express written consent of Buyer:

          (a) engage, as shareholder, owner, partner, joint venturer, investor, lender, agent, sales representative, in a managerial capacity, or otherwise, in the business of purchasing, gathering, transportation or
marketing of crude oil, in each case, within the following states:   Texas
and New Mexico (the "Territory");

          (b) call upon (in person, telephonically, by mail, or by electronic transmission) any person who is, at that time, within the Territory, an employee of Buyer in a managerial capacity for the purpose or with the intent of enticing such employee away from or out of the employ of Buyer;

          (c) call upon (in person, telephonically, by mail, or by electronic transmission) any person or entity which is, at that time, or which has been, within one year prior to the Closing Date, a customer of Sellers or Buyer, as the case may be, within the Territory for the purpose of purchasing, gathering, transportation or marketing of crude oil, in each case, within the Territory;

          (d) disclose the identity of Buyer's or Sellers' customers, whether in existence or proposed, to any Person, firm, partnership, corporation or business for any reason or purpose whatsoever; or

          (e) promote or assist, financially or otherwise (including, without limitation, lending, guaranteeing loans or otherwise providing financial assurance in any way), any Person, firm, partnership, corporation or other entity whatsoever to do any of the above.

     Notwithstanding the above, the foregoing covenant shall not be deemed to prohibit Sellers or any of its partners from (i) acquiring as an investment not more than one percent of the capital stock of a competing business, whose stock is traded on a national securities exchange or over-the-counter or (ii) conducting any of the businesses (other than the Business) currently conducted by Sellers or their Subsidiaries.

     5.6 Injunctive Relief. Because of the difficulty of measuring economic losses to Buyer as a result of the breach of the covenant in
Section 5.5, and because of the immediate and irreparable damage that would be caused to Buyer for which it would have no other adequate remedy, Sellers agree that, in the event of breach by Sellers of the foregoing covenant, the covenant may be enforced by Buyer by, without limitation, injunctions and restraining orders.

     5.7  Severability of Covenants.  The covenants in Sections 5.5 through
5.9 are severable and separate, and the unenforceability of any specific covenant shall not affect the provisions of any other covenant. Moreover, in the event any court of competent jurisdiction shall determine that the scope, time or territorial restrictions set forth are unreasonable, then it is the intention of the Parties that such restrictions be enforced to the fullest extent which the court deems reasonable, and the Agreement shall thereby be reformed.

     5.8 Independent Covenants. All of the covenants in Sections 5.5 through 5.9 shall be construed as an agreement independent of any other provision of this Agreement, and the existence of any claim or cause of action of Sellers against Buyer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Buyer of such covenants. It is specifically agreed that the duration of the noncompetition covenants stated above shall be computed by excluding from such computation any time during which Sellers are in violation of any provision of Sections 5.5 through 5.9 and any time during which there is pending in any court of competent jurisdiction any action (including any appeal from any judgment) brought by any Person, whether or not a party to this Agreement, in which action Buyer seeks to enforce the agreements and covenants of Sellers or in which any Person contests the validity of such agreements and covenants or their enforceability or seeks to avoid their performance or enforcement.

     5.9  Materiality.  Sellers  hereby agree that the covenants in Section
5.5 through 5.9 are a material and substantial part of this transaction.

     5.10 Access. Sellers will permit Buyer's officers, employees, agents, and advisors to have reasonable access to Seller's employees, the Assets (including, without limitation, the Contracts) and Sellers' records as described in Sections 1.2(h) and 1.3(c), and Buyer will be permitted to make copies thereof. With respect to Buyer's access to Sellers' customers, Sellers acknowledge the importance of the successful transfer of Sellers' customers' business to Buyer. Accordingly, Sellers and Buyer agree to jointly prepare an announcement to Sellers' customers following the execution of this Agreement. Sellers and Buyer agree to cooperate regarding any contact of Sellers' customers by Buyer prior to Closing. Buyer shall not, however, contact any of Sellers' customers (other than UDS and Gary-Williams) to discuss the Contracts or the Business of Sellers prior to Closing without the prior written consent of Sellers, which consent shall not be unreasonably delayed or withheld.

     5.11 Payment of Pre-Closing Operating Expenses. The Parties agree that any customary operating expenses and all taxes (including severance taxes) actually incurred by Sellers in the operation of the Assets and attributable solely to periods of time prior to the Closing Date shall be for the account of, and paid by, Sellers in accordance with Sellers' customary practice and Applicable Law, and Buyer shall not be responsible for the payment thereof.

     5.12 Public Announcements. No press release, public announcement, confirmation or other information regarding this Agreement or the contents hereof shall be made by Buyer or Sellers without prior consent of the other Party, except as may be necessary in the opinion of counsel to any party to meet the requirements of any Applicable Law or regulations, the determination of any court, or the requirements of
any stock exchange on which the securities of such Party may be listed.   If
the transactions contemplated herein are not consummated, neither Buyer nor Sellers shall disclose to any third party or publicly discuss the proposed transaction contemplated hereby, except as otherwise permitted hereinabove and except as agreed in advance, in writing, by the Parties or otherwise required by Applicable Law, in which case the Party so compelled will give reasonable written notice in advance to the other Parties.

     5.13 Exclusivity. After the signing of this Agreement until the Closing Date or the termination of this Agreement, neither Sellers nor any of its Affiliates as representatives shall (i) solicit, initiate, or encourage the submission of any proposal or offer from any Person or entity relating to the acquisition of any capital stock or other voting securities of, or any substantial portion of the Assets of, Sellers (including any acquisition structured as a merger, consolidation, or share exchange) or
(ii) participate in any negotiations or discussions regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person or entity in favor of such acquisition (including any acquisition structured as a merger, consolidation, or share exchange). Sellers will notify Buyer if any Person or entity makes any written unsolicited proposal or offer with respect to any of the foregoing.

     5.14 Cooperation and Obligation to Supplement Information. Sellers (and each of Pride's general partners) shall at all times prior to the Closing Date cooperate fully with Buyer for the purpose of consummating the transactions contemplated hereby. Sellers shall, from time to time through the Closing Date, supplement the Schedules, lists and other documents referred to herein and delivered pursuant hereto to reflect changes in the subject matter thereof occurring through the Closing Date. Sellers shall deliver to Buyer supplements to the disclosure Schedules promptly after the occurrence of any event which materially changes any representation or warranty made by Sellers in this Agreement or any statement made in the disclosure Schedules or in any supplement.
Sellers shall use their best efforts prior to and after the Closing Date, to cooperate with Buyer in transferring all electronic and other data related to the Business, including, without limitation, to the extent available, the data set forth on Schedule 5.14 in a format reasonably acceptable to Buyer.

     5.15 Review of Title and Consents. Buyer acknowledges that its remedies for defects in title shall be limited to the representation in
Section 3.13 and this Section 5.15 and that except as provided in these sections, the Assets are being transferred without warranty of title on an "AS IS" "WHERE IS" basis. During the due diligence review, Buyer shall be entitled to review the Surface Contracts, Real Property and Permits to determine whether Sellers have good title and whether any consents or approvals are required for their assignment or conveyance. Sellers will provide Buyer with access to Sellers' right of way files covering the Surface Contracts, Real Property and Permits. At Buyer's request, Sellers will further provide Buyer with access to copying privileges at Buyer's sole cost. If Buyer discovers a "Material Title Defect" (as defined below) during its due diligence review, Buyer shall immediately notify Sellers in writing of the defect. Sellers shall have the right to cure such defect by giving Buyer written notice of such election prior to Closing. If Sellers elect not to cure such defect, Buyer and Sellers may agree to delete the affected Asset or portions thereof from the Assets. If Seller elects not to cure, and Buyer and Sellers cannot agree to the deletion, the amounts at issue in excess of the aggregate amount of $200,000 referenced below shall be treated as a Pre-Closing Adjustment in accordance with
Section 13.1. For the purposes of this paragraph, a "Material Title Defect" shall mean a lapse, gap or title defect (other than a Material Consent, as defined below) to any individual title or tract relating to property which is currently actively used or operated by Sellers or Pride Borger, for which
(a) the cost of curing title or obtaining rights to use, occupancy and possession or (b) if (a) is not applicable, the damages from loss of use by deletion of the property would exceed TEN THOUSAND AND NO/100 DOLLARS ($10,000.00) and in the aggregate (a) the cost of curing title or obtaining rights to use, occupancy and possession or (b) if (a) is not applicable, the damages from loss of use by deletion of the property would exceed TWO HUNDRED THOUSAND DOLLARS ($200,000.00). Buyer agrees that any circumstance in which Sellers have reasonable claims to prescriptive rights shall not be considered a Material Title Defect.

     During the due diligence review, Buyer will identify in writing to Sellers all Material Consents required for assignment of any of the Contracts, Surface Contracts and Permits. Prior to
Closing, Sellers will use reasonable efforts to obtain all Material Consents so identified, and after Closing, Sellers will cooperate and assist Buyer in obtaining any remaining Material Consents and approvals required for the assignment of Contracts, Surface Contracts and Permits. For purposes of this paragraph, a "Material Consent" shall mean a consent which is required on the face of the Contracts, Surface Contracts and Permits and which is required to be obtained from an individual or entity other than a public or quasi-public entity or a business entity which grants consents in the normal course of business and the cost of obtaining such consent would exceed FIVE THOUSAND AND NO/100 DOLLARS ($5,000.00) and in the aggregate, the cost of obtaining all required Material Consents would exceed SEVENTY-FIVE THOUSAND AND NO/100 DOLLARS ($75,000.00). If Sellers elect not to expend amounts in excess of these amounts to obtain the consents, or if Sellers cannot provide the Buyer the benefit of the Contracts, Surface Contracts and Permits in accordance with Section 14.10, the amounts at issue in excess of the aggregate amount of $75,000 referenced above shall be treated as a Pre-Closing Adjustment in accordance with
Section 13.1. If consents or approvals (other than any consents or approvals which constitute Material Consents) are required, Sellers shall endeavor to obtain such consents and/or approvals, and Buyer and/or Sellers shall execute any reasonable documentation requested by the parties whose consent or approval may be required.

     5.16 Assessment.

          (a) Buyer, at its own risk and expense, may conduct a due diligence review of the Assets as Buyer considers necessary or advisable. The due diligence review must be completed without delaying the Closing and must be coordinated and scheduled between designated representatives of Buyer and Sellers. The Parties agree that environmental due diligence will be conducted pursuant to the initial work plan set forth in Schedule 5.16, and that with the prior written consent of Sellers, which consent shall not be unreasonably withheld or delayed, environmental due diligence by Buyer may be expanded from such initial work plan based on the results of such initial work plan.

          (b) If, as a result of Buyer's due diligence review, either a "Material Physical Defect" or a "Material Environmental Condition" (each defined below) is discovered, Buyer shall immediately notify Sellers in writing, describing such Material Physical Defect or Material
Environmental Condition and the reasonable estimate of the cost to repair, correct or remediate. Sellers and Buyer may agree that Sellers shall repair the Material Physical Defect or remediate or correct the Material Environmental Condition or delete the affected asset or portions thereof from the Assets being sold. If Sellers elect not to repair the Material Physical Defect or remediate or correct the Material Environmental Condition or delete the affected Assets or portion thereof, or Buyer does not agree to the repair, remediation, correction or deletion, amounts in excess of the aggregate amount of $750,000 referenced below for Material Physical Defects and the aggregate amount of $250,000 referenced below for Material Environmental Conditions will be treated as Pre-Closing Adjustments in accordance with Section 13.1. For purposes of this paragraph only, a "Material Physical Defect" shall mean physical defects in the Assets for which (a) the cost of repair or (b) if (a) is not applicable, the damages from loss of use by deletion of the Asset would exceed a cumulative total of SEVEN HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($750,000.00). To be included in the calculation of the cumulative amount,
(a) the cost of repair or (b) if (a) is not applicable, the damages from loss of use by deletion of the Asset due to a defect in any individual component of the Assets must exceed THIRTY-FIVE THOUSAND AND NO/100
DOLLARS ($35,000.00). Equipment or Pipeline Properties not being actively used by Sellers as of the Closing Date shall not be subject to review for Material Physical Defects. For purposes of this paragraph only, a "Material Environmental Condition" shall mean a condition of any soils, surface water, groundwater or air caused by Sellers or their predecessors in their operation of the Assets where a Governmental Authority would mandate correction or remediation of such conditions under applicable Environmental Laws, for which (a) the cost of correction or remediation or (b) if (a) is not applicable, damages from loss of use by deletion of the property would exceed a cumulative total of TWO HUNDRED AND FIFTY THOUSAND AND NO/100 DOLLARS ($250,000.00). To be included in the calculation of the cumulative amount of Material Environmental Condition, (a) the correction or remediation of an applicable individual condition or (b) if (a) is not applicable, the damages from loss of use by deletion of the property must exceed TWENTY THOUSAND
DOLLARS ($20,000.00).

          (c) Right of Entry. Sellers will provide Buyer (or its contractor) with reasonable access to the Assets to conduct the due diligence review. If Sellers do not have legal right to allow
Buyer such access, then Sellers and Buyer shall work together to obtain the access. Buyer shall submit schedules to Sellers which show when Buyer plans to access the Assets. Said schedules shall be provided to Sellers sufficiently in advance of the date or dates of access to enable Sellers to arrange to have an inspector(s) present. Buyer agrees to exercise precautions and conduct all actions at or on the Assets in a way that will, in so far as reasonably possible, assure the safety of persons and property. IN ADDITION TO ARTICLE 10, BUYER SHALL RELEASE, INDEMNIFY AND HOLD HARMLESS SELLERS, THEIR OFFICERS, DIRECTORS, EMPLOYEES, REPRESENTATIVES, SUCCESSORS, AND ASSIGNS (HEREINAFTER INDIVIDUALLY AND COLLECTIVELY, THE "INDEMNITEE") AGAINST ANY CLAIMS ASSERTED AGAINST INDEMNITEE BY ANY PERSON FOR INJURY TO PERSONS OR DAMAGE TO PROPERTY
ARISING OUT OF THE DUE DILIGENCE REVIEW, EXCEPT TO THE EXTENT THAT ANY
SUCH INJURY OR DAMAGE ARISES OUT OF THE NEGLIGENCE OR WILLFUL
MISCONDUCT OF SELLERS.  IF SUCH INJURY TO PERSONS OR DAMAGE TO PROPERTY
IS THE RESULT OF JOINT NEGLIGENCE OR WILLFUL MISCONDUCT OF SELLERS AND
BUYER (WHICH TERMS, FOR PURPOSES OF THIS PARAGRAPH SHALL INCLUDE
SELLERS' AND BUYER'S RESPECTIVE EMPLOYEES, CONTRACTORS AND AGENTS),
BUYER'S DUTY OF INDEMNIFICATION SHALL BE REDUCED TO THE EXTENT OF
SELLERS' PROPORTIONATE SHARE OF SUCH JOINT NEGLIGENCE OR WILLFUL
MISCONDUCT.

          (d) Buyer may, at its sole discretion, delete inactive gathering lines from the Assets, without adjusting the Purchase Price. Portions of the Jacksboro facility not necessary to its operations will be deleted from the Assets and retained by Sellers.

     5.17 Tax. Between the date hereof and the Closing Date, to the extent Sellers have knowledge with respect to Pride Borger of the commencement or scheduling of any Tax audit, the assessment of any Tax, the issuance of any notice of Tax due or any bill for collection of any Tax due, or the commencement or scheduling of any other administrative or judicial proceeding with respect to the determination, assessment or collection of any Tax of Pride Borger (including as a former partner of Pride Texas Plains, L.P.), Sellers shall provide prompt notice to Buyer of such matter setting forth information (to the extent known) describing any asserted Tax liability in reasonable detail and including copies of any notice or other documentation received from the applicable Tax authority with respect to such matter. Sellers shall cause Pride Borger not to take any of the following actions: (i) make, revoke or amend any Tax election;
(ii) execute any waiver of restrictions on assessment or collection of any Tax; or (iii) enter into or amend any agreement or settlement with any Tax authority.

     5.18 Nonforeign Affidavit. Sellers shall furnish Buyer an affidavit, stating, under penalty of perjury, the Sellers' United States taxpayer identification number and that the Sellers are not a foreign person, pursuant to Section 1445(b)(2) of the Internal Revenue Code.

                           ARTICLE 6
                       COVENANTS OF BUYER

     Buyer covenants and agrees, except as otherwise contemplated by this Agreement or as otherwise approved by Sellers in writing, that from the date hereof through the Closing Date:

     6.1 General. Buyer will use all reasonable efforts to take all actions and to do all things necessary or advisable in order to consummate and make effective the transactions contemplated by this Agreement, including satisfaction of the closing conditions.

     6.2 Confidentiality. Buyer agrees to maintain the confidentiality of all confidential information disclosed hereunder pursuant to the terms of the Parties' Confidentiality Agreement.

     6.3 HSR Act. Upon the execution of this Agreement, Buyer will, if required, file a notification under the HSR Act relating to the purchase and sale contemplated hereby with the Justice Department and the FTC. Buyer will
(a) promptly file any other required notifications under the HSR Act relating to the purchase and sale contemplated hereby with the Justice Department and the FTC, (b) respond to inquiries from the Justice Department and the FTC in connection with such notification, (c) request early termination or waiver of any applicable waiting period under the HSR
Act and (d) provide to Sellers copies of all filings and correspondence between Buyer and the Justice Department and the FTC (other than Buyer's internal economic analysis and management presentation) regarding the purchase and sale contemplated hereby.

                           ARTICLE 7
              CONDITIONS TO OBLIGATIONS OF SELLERS

     The obligations of Sellers to consummate the transactions contemplated by this Agreement are subject, at the option of Sellers, to the following conditions:

     7.1 Representations. The representations and warranties of Buyer herein contained shall be true and correct in all material respects on the Closing Date.

     7.2 HSR Act. Any waiting period applicable to the consummation of the transactions contemplated by this Agreement under the HSR Act shall have lapsed or terminated (by early termination or otherwise).

     7.3 Performance. Buyer shall have performed all material obligations, covenants, and agreements contained in this Agreement to be performed or complied with by it at or prior to the Closing.

     7.4 Pending Matters. No Suits shall be pending or threatened that seeks to restrain, enjoin, or otherwise prohibit the consummation of the transactions contemplated by this Agreement.

     7.5  Delivery.  Buyer shall have delivered to Sellers:

          (a)  the Purchase Price as contemplated by Sections 2.1;

          (b)  an executed counterpart of this Agreement;

          (c) an executed counterpart of the assignments and conveyances of Surface Contracts (in the form set forth in Exhibit B attached hereto), an executed counterpart of the deeds for the fee tracts constituting part of the Assets (in the form set forth in Exhibit C attached hereto) and any other agreements, documents, certificates, or other instruments reasonably necessary to consummate the transactions contemplated by this Agreement;

          (d) an executed counterpart of the Assignment and Bill of Sale (in the form set forth in Exhibit D attached hereto);

          (e)  incumbency certificates for all signatory officers of Buyer;

          (f) certified resolutions of Buyer authorizing all aspects of transactions contemplated herein; and

          (g) an executed counterpart of the Assumption Agreement (in the form set forth in Exhibit A attached hereto).

                           ARTICLE 8
               CONDITIONS TO OBLIGATIONS OF BUYER

     The obligations of Buyer to consummate the transactions contemplated by this Agreement are subject, at the option of Buyer, to the following conditions:

     8.1 Representations. The representations and warranties of Sellers herein contained shall be true and correct in all material respects on the Closing Date.

     8.2 HSR Act. Any waiting period applicable to the consummation of the transactions contemplated by this Agreement under the HSR Act shall have lapsed or terminated (by early termination or otherwise).

     8.3 Performance. Sellers shall have performed all material obligations, covenants, and agreements contained in this Agreement to be performed or complied with by it at or prior to the Closing.

     8.4 Pending Matters. No Suits shall be pending or threatened that seeks to restrain, enjoin, or otherwise prohibit the consummation of the transactions contemplated by this Agreement.

     8.5  Delivery.  Sellers shall have delivered to Buyer:

          (a)  an executed counterpart of this Agreement;

          (b) an executed counterpart of the assignments and conveyances of Surface Contracts (in the form set forth in Exhibit B attached hereto for each county where the same are located), an executed counterpart of the deeds for the fee tracts constituting part of the Assets (in the form set forth in Exhibit C attached hereto) and any other agreements, documents, certificates, or other instruments reasonably necessary to consummate the transactions contemplated by this Agreement;

          (c) an executed counterpart of the Assignment and Bill of Sale (in the form set forth in Exhibit D attached hereto);

          (d) an executed counterpart of the Assumption Agreement (in the form set forth in Exhibit A attached hereto);

          (e) the capital stock of Pride Borger, endorsed in blank by Pride;

          (f) termination or assignment to Buyer of the management agreement between Pride and Pride Borger;

          (g) incumbency certificates for all signatory officers of Sellers;

          (h) certified resolutions of Sellers authorizing all aspects of transactions contemplated herein; and

          (i) an opinion of Pride's counsel in the form set forth in Exhibit E;

          (j) certification by an officer of Sellers that there have been no changes in the Assets between the date hereof and the Closing Date that would have a Material Adverse Effect.

          (k) intentionally omitted

          (l) intentionally omitted

          (m) intentionally omitted

          (n) intentionally omitted

                           ARTICLE 9
             CLOSING; ADJUSTMENTS TO PURCHASE PRICE

     9.1 Time and Place of Closing. If the conditions referred to in Articles 7 and 8 have been satisfied or waived in writing, the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Andrews & Kurth L.L.P., on October 1, 1999, to be effective as of the Closing Date, or at such place or on such earlier date as may be mutually agreed upon by Buyer and Sellers. Buyer and Sellers shall also use their reasonable efforts to close before November 30, 1999.

     9.2  Prorations.

          (a) All proceeds, accounts receivable and other amounts attributable to periods of time prior to the Closing Date (excluding those belonging to Pride Borger), less reasonable out-of-pocket expenses paid to third parties (not including overhead expenses), shall belong to and be paid over to Sellers, and all other proceeds, accounts receivable and other amounts attributable to the Assets shall belong to Buyer. Buyer and Sellers agree that after the Closing Date, they will hold and promptly transfer and deliver to the other, from time to time, as and when received, any cash, checks or other property that they may receive on or after the Closing Date, which properly belongs to the other party, including, without limitation, any payments on account, and will account to the other for such cash, checks or other property with receipts. Neither Party shall have the right of offset to proceeds that properly belong to the other Party or any obligation to collect amounts for the other Party as described in this Section 9.2.

          (b) Pride warrants that the Closing Balance Sheet for Pride Borger shall reflect a 1-to-1 ratio of current assets to adjusted current liabilities (the "Current Ratio"). Adjusted current assets and liabilities shall include current assets and liabilities other than the current portion of the Diamond Shamrock Promissory Note and the Taxes covered under Section 9.3(b)(ii). Therefore, to the extent that current assets exceed adjusted current liabilities, Pride shall be entitled to additional cash from Buyer until the Current Ratio is 1-to-1 and, to the extent adjusted current liabilities exceed current assets, Pride shall pay additional cash to Buyer until the Current Ratio is 1-to-1.

     9.3  Adjustments to the Purchase Price.

          (a) The Purchase Price shall be increased by the following amounts:

               (i) an amount equal to all prepaid expenses attributable to the Assets after the Closing Date that are paid by or on behalf of Sellers; and

               (ii) the market value of Sellers' inventory of crude oil owned by Sellers which shall be determined as provided in Schedule 1.2(j).

          (b) The Purchase Price shall be decreased by the following amounts:

               (i) proceeds received by Sellers prior to the Closing Date attributable to the Assets that are, in accordance with GAAP, attributable to the period of time on or after the Closing Date;

               (ii) an amount properly accruable under GAAP on the Closing Date for Pre-Closing Period Taxes of Pride Borger due after the Closing Date, and Pre-Closing Period Taxes based upon or measured by the ownership of the Assets due after the Closing Date reduced by the accrued tax benefit arising from the anticipated carryback of a federal income tax net operating loss, if any, for the short taxable period of Pride Borger beginning on January 1, 1999; and

               (iii) any amount which may be due from Sellers as agreed upon by Buyer and Sellers in writing.

          (c) The Purchase Price, as adjusted by the adjustments described in Sections 9.3(a) and (b) above (which adjustments are hereinafter referred to as the "Purchase Price Adjustments") and Sections 13.1, 13.2, 3.15, 5.15 and 5.16 shall be the "Purchase Price" due at the Closing pursuant to Article 2 hereof.

     9.4 Statement. Not later than three (3) business days prior to the Closing Date, Sellers shall prepare and deliver to Buyer a statement of the reasonably estimated Purchase Price Adjustments (the "Statement"), which Statement shall be prepared by Sellers reasonably, in good faith and in accordance with GAAP. At Closing, Buyer shall pay the Purchase Price, as adjusted by the estimated amounts reflected on the Statement.

     9.5  Post-Closing Adjustments to the Purchase Price.

          (a) On or before ninety (90) days after the Closing Date, Sellers shall prepare and deliver to Buyer a revised Statement (except for Taxes that are addressed in Article 11 hereof) setting forth the actual Purchase Price Adjustments. To the extent reasonably required by Sellers, Buyer shall assist in the preparation of the revised Statement. Sellers shall provide Buyer such data and information as Buyer may reasonably request supporting the amounts reflected on the revised Statement in order to permit Buyer to perform or cause to be performed an audit. The revised
Statement shall become final and binding upon the Parties on the 60th day following receipt thereof by Buyer (the "Final Settlement Date") unless Buyer gives written notice of its disagreement (a "Notice of Disagreement") to Sellers prior to such date. Time is of the essence with respect to the Notice of Disagreement. Any Notice of Disagreement shall specify an estimate of the dollar amount, nature, and a general description or statement of the basis of any disagreement so asserted. If a Notice of Disagreement is not received by Sellers in a timely manner, then the Statement shall become final and binding on the Parties in accordance with clause (i) or
(ii) below (the "Final Statement"), and the Final Settlement Date shall be the earlier of (i) the date Sellers and Buyer agree in writing with respect to all matters specified in the Notice of Disagreement or (ii) the date on which the arbitrators issue a final ruling as provided in Section 14.1 below.

          (b) If the amount of the Purchase Price as set forth on the Final Statement exceeds the amount of the estimated Purchase Price paid at Closing, then Buyer shall pay to Sellers the amount by which the Purchase Price as set forth on the Final Statement exceeds the amount of the estimated Purchase Price paid at Closing within five (5) business days after the Final Settlement Date. If the amount of the Purchase Price as set forth on the Final Statement is less than the amount of the estimated Purchase Price paid at Closing, then Sellers shall pay to Buyer the amount by which the Purchase Price as set forth on the Final Statement is less than the amount of the estimated Purchase Price paid at Closing within five (5) business days after the Final Settlement Date. Any post-Closing payment made pursuant to this Section 9.5(b) shall be made by means of a wire transfer of immediately available funds.

     9.6  Allocation of Carrier Obligations and Proceeds.

          (a) To the extent that crude oil, condensates, natural gasoline, or basic sediment and water (collectively, the "Crude Oil") has been offered for shipment in the Assets under a published tariff or pursuant to rights under a private transportation agreement, but not yet delivered to Sellers, Buyer shall receive Crude Oil for transportation in the normal course of business. Tariff revenues with respect to Crude Oil delivered from the Assets prior to the Closing Date shall be credited to Sellers, and tariff revenues with respect to Crude Oil delivered from the Assets on or after the Closing Date shall be credited to Buyer. Deficiency obligations or rentals due to Sellers under private transportation agreements or pipeline leases to third parties with respect to the Assets shall be allocated between Sellers and Buyer as of the Closing Date. Buyer shall exert reasonable efforts to continue to provide substantially equivalent transportation service between current origin and destination points on the Assets for shippers for ninety (90) days following the Closing Date.

          (b) Sellers shall provide a notice to existing shippers on the Assets (as set forth in Schedule 9.6(b)) in mutually agreeable form not later than ten days after the Closing Date concerning the proposed sale of Assets. Immediately after Closing, Sellers and Buyer shall coordinate the delivery of notices to all shippers on the Assets of the (i) conveyance of the Assets, and (ii) intention to honor existing Texas Railroad Commission ("TRC") tariffs, where appropriate, until existing TRC tariffs are canceled by Sellers and new TRC tariffs are posted by Buyer. Sellers and Buyer shall coordinate the filing by Sellers of appropriate TRC tariff cancellations and the filing by Buyer of new TRC tariffs, as appropriate, with respect to those portions of the Assets where TRC tariffs are in place, as soon as practicable after Closing, but not later than the next tender of shipment date after the Closing.

          (c) Sellers shall provide confirmation to Buyer as soon as reasonably possible after Closing from exchange contract customers as to the amount of any imbalances as of one (1) month prior to the Closing Date and as of the Closing Date. Sellers shall zero balance or reconcile any exchange contract imbalance, other than the exchange imbalance related to line fill associated with the UDS contract described in Section 1.2(e).

     9.7 Crude Oil Inventory. The Assets may contain crude oil which is held for the account of shipper(s). It is understood that title to the contents of the Assets will remain with the shipper(s) and that Buyer assumes the obligation to deliver such contents in accordance with Sellers' existing arrangements with the shipper(s), whether under a published tariff or a private transportation or storage agreement. Tariff charges for transportation of "Physical Inventory," will be in accordance with Section 9.6. The system will be gauged on or before 7:00 a.m. Central Time on the Closing Date, at which time the custody of all Crude Oil will be transferred to Buyer, and Buyer shall become responsible to each shipper for Crude Oil in Buyer's custody. Crude Oil inventory will be handled in the manner designated by Schedule 1.2(j). Line fill in the inactive tanks and gathering systems shall not be considered crude oil inventory for purposes of Schedule 1.2(j). Only fifty percent (50%) of the measurable crude oil in tank bottoms (2% or greater BS&W) shall be considered crude oil inventory for purposes of Schedule 1.2(j).

                           ARTICLE 10
                           INDEMNITY

     10.1 General Indemnity.

          (a) EXCEPT AS PROVIDED BY ARTICLE 13 AND SUBJECT TO SECTIONS 10.1(d) AND 10.2, PRIDE, AND TO THE EXTENT APPLICABLE, PRIDE SGP, SHALL INDEMNIFY, REIMBURSE, DEFEND, AND HOLD HARMLESS BUYER, ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, REPRESENTATIVES, SHAREHOLDERS,
AFFILIATES AND SUBSIDIARIES (COLLECTIVELY, THE "BUYER INDEMNITEES") FROM AND AGAINST ANY AND ALL CLAIMS, LIABILITIES, LOSSES, CAUSES OF ACTION, COSTS, AND EXPENSES, INCLUDING COURT COSTS AND REASONABLE ATTORNEYS' FEES ("LOSSES"), REGARDLESS (IN EACH CASE) WHETHER KNOWN OR UNKNOWN, ASSERTED AGAINST, RESULTING FROM, IMPOSED UPON, OR INCURRED BY ANY OF BUYER INDEMNITEES FOR: (i) ANY INACCURACY IN ANY REPRESENTATION OR WARRANTY OF SELLERS UNDER THIS AGREEMENT, THE DISCLOSURE SCHEDULES,
AS UPDATED AND SUPPLEMENTED AS OF THE CLOSING DATE, OR ANY AGREEMENT, CERTIFICATE OR OTHER DOCUMENT DELIVERED OR TO BE DELIVERED BY SELLERS PURSUANT HERETO IN ANY RESPECT, OR ANY BREACH OR NON-FULFILLMENT OF
ANY COVENANT, AGREEMENT OR OTHER OBLIGATION OF SELLERS UNDER THIS AGREEMENT, (ii) THE BUSINESS OF SELLERS OR THE OCCUPANCY, CONDITION, MANAGEMENT, OWNERSHIP, OPERATION OR USE OF SELLERS' ASSETS PRIOR TO
THE CLOSING DATE EXCEPT TO THE EXTENT ASSUMED BY BUYER PURSUANT TO
THE ASSUMPTION AGREEMENT; (iii) THE RETAINED LIABILITIES AND (iv) THE TRANSPORTATION OR DISTRIBUTION OF REFINED PRODUCTS WHICH HAS BEEN CONDUCTED BY SELLERS PRIOR TO AND AFTER THE CLOSING DATE; PROVIDED, HOWEVER, THAT SELLERS' INDEMNITY AND LIABILITY FOR ANY LOSSES SHALL BE LIMITED TO OR BY THE FOLLOWING:

               (i)  ANY SUCH LOSSES WHICH ARE ASSERTED OR CLAIMED
WITHIN TWENTY-FOUR MONTHS AFTER THE CLOSING DATE (OR, IF LONGER, WITHIN
THE APPLICABLE STATUTE OF LIMITATIONS PERIOD, IF ANY, ON CLAIMS ASSERTED
OR MADE RELATING TO SELLERS' REPRESENTATIONS IN SECTIONS 3.11, 3.17 OR 3.18) BY THE INDEMNIFIED PARTY GIVING NOTICE OF SUCH CLAIM OR ASSERTION TO
SELLERS PURSUANT HERETO;

               (ii) SELLERS SHALL NOT BE RESPONSIBLE FOR LOSSES
(EXCLUDING POST-CLOSING OBLIGATIONS SET FORTH HEREIN) UNTIL THE
INDIVIDUAL LOSS CONDITION EXCEEDS SEVEN THOUSAND FIVE HUNDRED
DOLLARS ($7,500.00);

               (iii) SELLERS SHALL NOT, IN ANY CASE, BE REQUIRED TO MAKE PAYMENTS HEREUNDER IN EXCESS OF THE PURCHASE PRICE; AND

               (iv) SELLERS SHALL NOT, IN ANY CASE, BE REQUIRED TO INDEMNIFY BUYER FOR LOSSES RESULTING FROM BUYER'S OWNERSHIP OR
OPERATION OF THE ASSETS AFTER CLOSING.

          (b) EXCEPT AS PROVIDED IN SECTION 10.1(a) ABOVE, AND SUBJECT TO SECTION 10.1(c), BUYER SHALL INDEMNIFY, RELEASE, DEFEND AND HOLD HARMLESS SELLERS, THEIR OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, REPRESENTATIVES, SHAREHOLDERS, AFFILIATES, SUBSIDIARIES, SUCCESSORS, AND ASSIGNS (COLLECTIVELY, THE "SELLERS' INDEMNITEES") FROM AND AGAINST ANY AND ALL LOSSES REGARDLESS OF (IN EACH CASE) WHETHER KNOWN OR
UNKNOWN, ASSERTED AGAINST, RESULTING FROM, IMPOSED UPON OR INCURRED
BY ANY OF SELLERS' INDEMNITEES AS A RESULT OF, OR ARISING OUT OF (i) THE ASSUMED LIABILITIES OR (ii) THE OWNERSHIP OR OPERATION OF THE ASSETS BY BUYER, ATTRIBUTABLE ONLY TO PERIODS OF TIME AFTER THE CLOSING DATE, SO LONG AS SUCH LOSSES ARE NOT ATTRIBUTABLE TO THE SOLE, JOINT, AND/OR CONCURRENT NEGLIGENCE, STRICT LIABILITY, OR OTHER FAULT OF ANY SELLERS' INDEMNITEE; PROVIDED, HOWEVER, THAT BUYER'S INDEMNITY AND LIABILITY
FOR ANY LOSSES UNDER SUBSECTION (ii) ABOVE SHALL BE LIMITED TO OR BY THE
FOLLOWING:

               (i)  ANY SUCH LOSSES WHICH ARE ASSERTED OR CLAIMED
WITHIN TWENTY-FOUR MONTHS AFTER THE CLOSING DATE BY THE INDEMNIFIED PARTY GIVING NOTICE OF SUCH CLAIM OR ASSERTION TO BUYER PURSUANT
HERETO; AND

               (ii) BUYER SHALL NOT BE RESPONSIBLE FOR LOSSES UNTIL THE INDIVIDUAL LOSS CONDITION EXCEEDS SEVEN THOUSAND FIVE HUNDRED
DOLLARS ($7,500.00).

          (c) NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY'S INDEMNITEES FOR ANY EXEMPLARY, PUNITIVE, SPECIAL, INDIRECT, CONSEQUENTIAL, REMOTE, OR SPECULATIVE DAMAGES, EVEN IF CAUSED BY THE SOLE, JOINT, AND/OR CONCURRENT NEGLIGENCE, STRICT LIABILITY, OR OTHER FAULT OF SUCH PARTY.

          (d) All claims for indemnification under Sections 10.1(a) or 10.1(b) shall be asserted and resolved pursuant to this Section 10.1(d).
Any Person claiming indemnification hereunder is hereinafter referred to as the "Indemnified Party" and any Person against whom such claims are asserted hereunder is hereinafter referred to as the "Indemnifying Party." In the event that any Losses are asserted against or sought to be collected from an Indemnified Party by a third party, said Indemnified Party shall with reasonable promptness provide to the Indemnifying Party a written notice of claim specifying in reasonable detail (to the extent known at the time) the nature of the Losses and the estimated amount of such Losses ("Claim Notice"). The Indemnifying Party shall not be obligated to indemnify the Indemnified Party with respect to any such Losses if the Indemnified Party fails to notify the Indemnifying Party thereof in accordance with the provisions of this Agreement, but only to the extent that the Indemnifying Party is prejudiced by such failure to notify. The Indemnifying Party shall have thirty (30) days from the personal delivery or receipt of the Claim Notice (the "Notice Period") to notify the Indemnified Party (i) if the Indemnifying Party disputes the liability of the Indemnifying Party to the Indemnified Party hereunder with respect to such Losses and/or (ii) if the Indemnifying Party desires, at its sole cost and expense, to defend the Indemnified Party against such Losses; provided, however, that any Indemnified Party is hereby authorized prior to and during the Notice Period to file any motion, answer or other pleading that it shall deem necessary or appropriate to protect its interests or those of the Indemnifying Party (and of which it shall have given reasonable notice to the Indemnifying Party). In the event that the Indemnifying Party notifies the Indemnified Party within the Notice Period that it desires to defend the Indemnified Party against such Losses, the Indemnifying Party shall have the right to defend all appropriate proceedings, and with counsel of its own choosing, which proceedings shall be promptly settled or prosecuted by them to a final conclusion. If the Indemnified Party desires to participate in, but not control, any such defense or settlement, it may do so at its sole cost and expense, unless the Indemnified Party shall in good faith determine that there exists actual or potential conflict(s) of interest which make representation by the same counsel inappropriate, in which case the Indemnified Party may hire independent counsel, in consultation with the Indemnifying Party, at the Indemnifying Party's cost and expense. If requested by the Indemnifying Party, the Indemnified
Party agrees to cooperate with the Indemnifying Party and its counsel in contesting any Losses that the Indemnifying Party elects to defend or, if appropriate and related to the claim in question, in making any counterclaim or reconvention demand against the Person asserting the third party Losses, or any cross Claim against any Person. In the event the Indemnifying Party is not disputing its liability to the Indemnified Party with respect to a claim, no such claim may be settled or otherwise compromised without the prior written consent of the Indemnifying Party. Anything in this Article to the contrary notwithstanding, the Indemnifying Party shall not, without the Indemnified Party's prior written consent, settle or compromise any proceeding or consent to the entry of any judgment with respect to any Suit for anything other than money damages paid by the Indemnifying Party. The Indemnifying Party may, without the Indemnified Party's prior written consent, settle or compromise any such Suit or consent to entry of any judgment with respect to any such Suit that requires solely the payment of money damages by the Indemnifying Party and that includes as an unconditional term thereof the release by the claimant or the plaintiff of the Indemnified Party from all liability in respect of such Suit.

     10.2 Release. EXCEPT TO THE EXTENT THAT SELLERS HAVE ASSIGNED CLAIMS TO BUYER PURSUANT TO SECTIONS 8.5(k), 8.5(l) and 8.5(m), AS OF THE CLOSING DATE, BUYER (ON BEHALF OF ITSELF AND EACH OF THE OTHER BUYER INDEMNITEES) RELEASES AND DISCHARGES ANY AND ALL CLAIMS AT LAW OR IN EQUITY, KNOWN OR UNKNOWN, WHETHER NOT EXISTING OR ARISING IN THE
FUTURE, CONTINGENT OR OTHERWISE, AGAINST SELLERS OR ANY OF SELLERS' INDEMNITEES WITH RESPECT TO ANY MATTER OR CIRCUMSTANCE RELATING TO
THE ASSUMED LIABILITIES.

                           ARTICLE 11
                             TAXES

     11.1 Allocation of Taxes.

          (a) Buyer shall be liable for documentary, recording, stamp, transfer or similar taxes, assessments or fees arising from the transactions contemplated by this Agreement regardless upon whom such taxes, assessments or fees are levied or imposed by Applicable Law. Should Applicable Law require such taxes, assessments or fees to be paid by Sellers, Buyer shall remit the amount of such taxes, assessments or fees to Sellers at the Closing or thereafter when required to be paid to a county and/or the State of Texas. Sellers agree to claim the occasional sale exemption from Texas sales tax and New Mexico gross receipts tax for the transfer of Assets hereunder. Notwithstanding anything contained herein to the contrary, Buyer shall not be responsible for any state or federal income taxes associated with any gain on the disposition of the Assets that may be assessed on such Assets sale under this Agreement and Buyer shall be responsible for sales, use or similar taxes that may be assessed on such Assets sale under this Agreement.

          (b) All ad valorem, property (whether real or personal) and similar taxes (the "Property Taxes") with respect to the Assets for any tax period in which the Closing Date occurs, shall be prorated pursuant to
Section 9.3(b)(ii) (with Buyer economically responsible for the Property Taxes for the portion of the tax period on or after the Closing
Date). Buyer shall file or cause to be filed all required reports and returns coming due after Closing incident to the Property
Taxes and shall pay or cause to be paid to the taxing authorities all Property Taxes relating to the tax period in which the Closing Date occurs. Sellers shall reasonably cooperate with Buyer in the preparation, filing and payment of the Property Taxes. In addition to Buyer's right of access pursuant to Section 5.10, and within 30 days of the Closing Date, Sellers shall provide Buyer with copies of (i) all of Sellers' filings which relate to Property Taxes and (ii) all bills or notices received by Sellers which relate to Property Taxes, since January 1, 1998. Buyer shall furnish Sellers with a statement setting forth the apportionment of any Property Taxes paid.

          (c) Except as set forth in Sections 11.1(a) and (b), Sellers shall be liable for, and shall indemnify, defend and hold Buyer harmless from and against, any and all Taxes imposed on or with respect to Pride Borger or its respective assets, operations or activities, or with respect to the Assets, for any Pre-Closing Period. Except as set forth in Sections 11.1(a) and (b), Buyer shall be liable for, and shall indemnify, defend and hold Sellers harmless from and against, any and all Taxes imposed on or with respect to Pride Borger or its respective assets, operations or activities, or with respect to the Assets, for any Post-Closing Period. For purposes of this Article, in the case of any Taxes that are imposed on a periodic basis and are payable for a taxable period that includes (but does not end on) the Closing Date, the portion of such Tax which relates to the portion of such taxable period ending on the Closing Date shall (x) in the case of any Taxes other than Taxes based upon or related to income or receipts, be deemed to be the amount of such Tax for the entire taxable period multiplied by a fraction, the numerator of which is the number of days in the portion of the taxable period ending on the Closing Date, and the denominator of which is the number of days in the entire taxable period, and (y) in the case of any Tax based upon or related to income or receipts, be deemed equal to the amount which would be payable if the books were closed on the Closing
Date. Any credits relating to a taxable period that begins before and ends after the Closing Date shall be taken into account as though the books were closed on the Closing Date.

          (d) Sellers shall be responsible for the preparation and filing of any Tax Returns or reports related to the Assets that are required to be filed on or before the Closing Date or pertain to Taxes which are required by Applicable Law to be paid by Sellers. Buyer, with the cooperation of Sellers, shall be responsible for the preparation and filing of all other Tax Returns or reports related to the Assets. Notwithstanding the foregoing, Sellers shall be responsible for the preparation and Buyer shall have the right to review and be responsible for filing of, any Tax Returns of Pride Borger for all period ending on or prior to the Closing Date which are due after the Closing Date, and Buyer shall be responsible for the preparation and filing of any Tax Return of Pride Borger for any Straddle Period. Buyer shall furnish Sellers with a statement setting forth an allocation of any Taxes due on or after the Closing Date computed in accordance with Section 11.1(c).

          (e) If the sum of Sellers' pro rata portion of the Property Taxes computed in accordance with Section 11.1(b), plus Sellers' portion of Taxes on any Tax Returns filed by Buyer computed in accordance with Section 11.1(c) and (d), reduced by the amount of any refund attributable to the carryback of any federal income tax net operating loss of Pride Borger arising from the short taxable year beginning January 1, 1999, exceeds that amount deducted from the Purchase Price pursuant to Section 9.3(b)(ii), Sellers shall pay to Buyer such excess within thirty (30) days of the date of the statements setting forth the foregoing calculations. If the amount deducted from the Purchase Price pursuant to Section 9.3(b)(ii) exceeds the sum of Sellers' pro rata portion of the Property Taxes computed in accordance with Section 11.1(b) plus Sellers' portion of the Taxes on any Tax Returns filed by Buyer computed in accordance with Section 11.1(c) and
(d), reduced by the amount of any refund attributable to the carryback of any federal income tax net operating loss of Pride Borger arising from the short taxable year beginning January 1, 1999, Buyer shall pay Sellers such excess within thirty (30) days of the date of the statements setting forth the foregoing calculations. If the Parties fail to agree as to the amount of Taxes and the apportionment thereof between the Parties within forty-five
(45) days of the statement dates, then the dispute will be resolved in accordance with Section 14.1 hereof.

     11.2 Cooperation. Buyer and Sellers will cooperate with each other and with each other's respective agents, including accounting firms and legal counsel, in connection with the preparation or audit of any Tax Return or report and any Tax claim or litigation that include whole or partial taxable periods, activities, operations or events on or prior to the Closing Date, which cooperation shall include, but not be limited to, making available employees, if any, or original documents, or either of them, for the purpose of providing testimony and advice. In the event of a contest with a taxing authority regarding Taxes relating to the Assets for which Sellers are wholly responsible hereunder, Sellers shall have the right to control the contest, provided, however, that Sellers shall keep Buyer reasonably informed as to the progress of such contest, give the Buyer the opportunity to review and comment in advance on all written submissions and filings relevant to issues raised in such contest, and consider in good faith any suggestions made by Buyer about the conduct of such contest and shall not settle any Tax claim against Pride Borger without the prior written consent of Buyer, which consent shall not be unreasonably delayed or withheld, if settlement would increase the amount of Taxes payable by Buyer after the Closing Date. In the event that Buyer refuses to consent to a settlement acceptable to the applicable taxing authority and Sellers, Buyer shall be obligated to defend at its expense any action or proceeding thereafter brought against Sellers by the Tax authority relating to the Tax subject to the approved settlement and shall reimburse Sellers for any Taxes, penalties, interests and costs incurred by Sellers in excess of those that would have been incurred by Sellers if the matter had been settled as Sellers proposed. In the event of a contest with a taxing authority regarding Taxes related to the Assets for which Sellers and Buyer are jointly responsible hereunder, Sellers and Buyer shall jointly control the contest in good faith with each other. Reasonable out-of-pocket expense with respect to such contests shall be borne by the Parties pro rata in accordance with their responsibility for such Taxes as set forth in this Agreement.

     11.3 Certain Tax Sharing Agreements. All Tax sharing agreements or similar agreements with respect to or involving Pride Borger shall be terminated as of the Closing Date and, after the Closing Date, Pride Borger shall not be bound hereby or have any liability thereunder.

     11.4 Relationship of Article 11 to Article 10. The indemnities provided in this Article 11 are in addition to, but not in duplication of, the indemnities provided in Article 10. To the extent of any inconsistency between Article 11 and other provisions of this Agreement, Article 11 shall apply. Article 10 shall apply to Tax claims and liabilities to which
Article 11 does not apply.

                           ARTICLE 12
                          TERMINATION

     12.1 Termination At or Prior to Closing. This Agreement may be terminated at any time on or prior to the Closing Date:

          (a)  by mutual written consent of the Parties;

          (b)  by Sellers on the Closing Date if the conditions set forth in
Article 7 have not been satisfied in all material respects by Buyer, other than through failure of Sellers to comply fully with its obligations hereunder, and shall not have been waived by Sellers on or before the Closing Date;

          (c)  by Buyer on the Closing Date if the conditions set forth in
Article 8 have not been satisfied in all material respects by Sellers, other than through failure of Buyer to comply fully with its obligations hereunder, and shall not have been waived by Buyer on or before the Closing Date.

          (d) by either Buyer or Sellers if the Closing shall not have occurred on or before November 30, 1999, due to the failure to obtain the necessary approval or consent under the HSR Act; provided, however, that no Party can so terminate this Agreement if such Party is at such time in material breach of any provision of this Agreement;

          (e) by any Party on the Closing Date if any Governmental Entity shall have issued an order, judgment or decree restraining, enjoining, prohibiting or invalidating the consummation of any of the transactions contemplated herein;

          (f)  by Buyer or Sellers in accordance with Section 13.1; or

          (g) by Buyer if it determines, at its sole discretion, that Sellers have not materially complied with all Applicable Laws pertaining to their employees, and such non-compliance will have a Material Adverse Effect.

     12.2 Effect of Termination. In the event that Closing does not occur as a result of any Party exercising its right to terminate pursuant to Section 12.1, then this Agreement shall be null and void and no Party shall have any rights or obligations under this Agreement, except that (a) nothing herein shall relieve any Party from any liability for any breach hereof and
(b) the waiver under Section 13.9 and the confidentiality obligations under Sections 5.12 and 6.2 shall survive any such termination.

                           ARTICLE 13
                OTHER AGREEMENTS OF THE PARTIES

     Buyer, Pride, and, to the extent applicable, Pride SGP, hereby agree that:

     13.1 Pre-Closing Adjustments. If the Parties cannot agree on the amount of any Pre-Closing Adjustments hereunder, the Parties shall submit such Pre-Closing Adjustments to binding arbitration pursuant to Section 14.1(b). If, after such binding arbitration, the cumulative total of Pre-Closing Adjustments hereunder, whether agreed upon by the Parties or determined by binding arbitration hereunder, equal or exceed $1,000,000, either Party may terminate this Agreement on or prior to the Closing Date. If either Party terminates this Agreement in accordance with this
Section 13.1, both Parties shall be relieved of all liabilities and obligations hereunder, except for any indemnity provisions, which shall survive such termination.

     13.2 Risk of Loss. If prior to the Closing either (i) "Material Damage or Destruction" occurs by fire or other casualty to all or any portion of the Assets, or (ii) a taking of a "Material Portion" of the Assets occurs by condemnation or eminent domain or by agreement in lieu thereof, Sellers shall immediately notify Buyer thereof. Sellers shall have the right to rebuild, repair or replace such lost, damaged, or governmentally taken portion of the Assets, by giving Buyer written notice of such election within thirty (30) days after the damage or destruction or governmental taking or by giving notice at any time prior to Closing, if the damage or destruction or governmental taking occurs less than thirty (30) days prior to Closing. If Sellers elect for any reason not to cure such loss or damage prior to the Closing, Buyer and Sellers may, before the Closing, negotiate a Pre-Closing
Adjustment to fairly reflect the value represented by the lost or damaged Assets, or the Assets taken by condemnation, and in each case the damages from loss of use. If the Parties cannot agree on such Pre-Closing Adjustment, the issue shall be resolved pursuant to Section 13.1. For purposes of this paragraph only, a loss by fire or other casualty shall be deemed "Material Damage or Destruction" if the cost of repairing the damage done to any individual component of the Assets, and the damages from loss of use exceeds TEN THOUSAND DOLLARS ($10,000.00). For purposes of this paragraph only, a taking by condemnation, or as otherwise provided herein, shall be deemed a taking of a "Material Portion" if the cost of replacement and the damages from loss of use exceeds TEN THOUSAND DOLLARS ($10,000.00).

     13.3 Records: Access and Retention.

          (a) After Closing, Buyer and Sellers shall give the other Parties and their authorized representatives such access, during normal business hours, to the employees, books, records and files being conveyed, assigned and transferred to Buyer, or retained by Sellers, hereunder, as may be reasonably required, including with respect to post-closing audits, provided that such access does not unreasonably interfere with the ongoing operations of the other. Sellers and Buyer shall be entitled to keep or obtain extracts and copies of such books, records and files. Any information obtained pursuant to this Section is subject to Sections 5.12 and 6.2 regarding confidentiality.

          (b) Buyer shall preserve and retain all books, records and files being conveyed, assigned and transferred to Buyer hereunder in accordance with its current document retention policy; provided, however, that in the event that Buyer transfers all or a portion of the Assets to any third party during such period, Buyer may transfer to such third party all or a portion of the books, records and files related thereto, provided such third party transferee expressly agrees in writing to preserve and maintain them for a period of seven (7) years and Buyer first offers to Sellers the opportunity, at Sellers' expense, to copy the books, records and files to be transferred.

          (c) Subject to (and in addition to the requirements of) the provisions of Sections 13.3(a) and (b), the Parties shall maintain a true and correct set of records pertaining to their performance of this Agreement and all transactions related thereto and shall retain all such records for a period of not less than three (3) years after completion of performance under this Agreement. Any representative or representatives authorized by either Party may audit any and all such records of the other Party at any time during performance of this Agreement and during the three (3) year period after completion of performance.

     13.4 Names. (a) As soon as reasonably possible after Closing, but in no event later than one hundred eighty (180) days after Closing, Buyer shall remove the names of Sellers and their Affiliates, and all variations thereof, from all of the Assets and make the requisite filings with, and provide the requisite notices to, the appropriate federal, state or local agencies to place the title or other evidence of ownership, including operation of the Assets, in a name other than any name of Sellers or any of their Affiliates, or any variations thereof.

          (b) As soon as reasonably possible after Closing, but in no event later than forty-five (45) days after Closing, Buyer shall change the corporate name of Pride Borger to a new corporate name which shall not include the word "Pride."

     13.5 Expenses. Each Party shall be solely responsible for all expenses, including due diligence expenses, incurred by it in connection with this transaction, and neither Party shall be entitled to any reimbursement for such expenses from the other Party hereto.
Without limiting the generality of the foregoing, Buyer will be solely responsible for recording fees and taxes relating to the conveyances to be delivered pursuant to this Agreement.

     13.6 Independent Investigation. BUYER REPRESENTS AND ACKNOWLEDGES THAT IT IS KNOWLEDGEABLE OF THE CRUDE OIL GATHERING BUSINESS AND THE BUSINESS OF OPERATING PIPELINES AND STORAGE FACILITIES AND THAT IT HAS HAD ACCESS TO THE ASSETS, THE OFFICERS, AND EMPLOYEES OF SELLERS, AND THE BOOKS, RECORDS AND FILES OF SELLERS RELATING TO THE ASSETS AND IN MAKING THE DECISION TO ENTER INTO THIS AGREEMENT AND CONSUMMATE THE TRANSACTIONS CONTEMPLATED HEREBY. BUYER HAS RELIED ON THE BASIS OF
ITS OWN INDEPENDENT DUE DILIGENCE INVESTIGATION OF THE ASSETS AND UPON THE REPRESENTATIONS AND WARRANTIES MADE IN ARTICLE 3. ACCORDINGLY, BUYER ACKNOWLEDGES THAT SELLERS HAVE NOT MADE, AND SELLERS HEREBY EXPRESSLY DISCLAIMS AND NEGATES ANY REPRESENTATION OR WARRANTY
(OTHER THAN THOSE EXPRESS REPRESENTATIONS AND WARRANTIES MADE IN
ARTICLE 3), EXPRESS, IMPLIED, BY LAW, BY STATUTE OR OTHERWISE, RELATING TO THE ASSETS.

     13.7 Disclaimer Regarding Assets. Except as otherwise expressly provided in Article 3, BUYER ACKNOWLEDGES THAT SELLERS HAVE NOT MADE, AND SELLERS HEREBY EXPRESSLY DISCLAIM AND NEGATE, ANY REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, RELATING TO THE CONDITION OF THE ASSETS INCLUDING, WITHOUT LIMITATION, ANY FACILITY, IMMOVABLE PROPERTY, MOVABLE PROPERTY, EQUIPMENT, INVENTORY, MACHINERY, FIXTURES AND PERSONAL
PROPERTY CONSTITUTING PART OF THE ASSETS, INCLUDING, WITHOUT
LIMITATION, (a) ANY IMPLIED OR EXPRESS WARRANTY OF MERCHANTABILITY, (b) ANY IMPLIED OR EXPRESS WARRANTY OF FITNESS FOR A PARTICULAR PURPOSE,
(c) ANY IMPLIED OR EXPRESS WARRANTY OF CONFORMITY TO MODELS OR
SAMPLES OF MATERIALS, (d) ANY RIGHTS OF BUYER UNDER APPROPRIATE
STATUTES TO CLAIM DIMINUTION OF CONSIDERATION OR RETURN OF THE
PURCHASE PRICE, (e) ANY IMPLIED OR EXPRESS WARRANTY OF FREEDOM FROM PATENT OR TRADEMARK INFRINGEMENT, (f) ANY AND ALL IMPLIED WARRANTIES EXISTING UNDER APPLICABLE LAW NOW OR HEREAFTER IN EFFECT, (g) ANY
IMPLIED OR EXPRESS WARRANTY REGARDING ENVIRONMENTAL LAWS, THE
RELEASE OF MATERIALS INTO THE ENVIRONMENT OR PROTECTION OF THE ENVIRONMENT OR HEALTH, AND (h) THE VOLUME OF INVENTORY OF CRUDE OIL LOCATED IN THE ASSETS, IT BEING THE EXPRESS INTENTION OF BUYER AND SELLERS THAT (EXCEPT TO THE EXTENT EXPRESSLY PROVIDED IN ARTICLES 3 AND
11), THE ASSETS SHALL BE CONVEYED TO BUYER AS IS AND IN THEIR PRESENT CONDITION AND STATE OF REPAIR AND BUYER REPRESENTS TO SELLERS THAT
BUYER HAS MADE OR CAUSED TO BE MADE SUCH INSPECTIONS WITH RESPECT TO
THE ASSETS AS BUYER DEEMS APPROPRIATE AND BUYER WILL ACCEPT THE
ASSETS AS IS, IN THEIR PRESENT CONDITION AND STATE OF REPAIR.

     13.8 Disclaimer Regarding Information. Except as set forth in Article 3 hereof and in the Schedules referred to therein, Sellers hereby expressly negates and disclaims, and Buyer hereby waives and acknowledges that Sellers have not made, any representation or warranty, express or implied, relating to the accuracy, completeness or materiality of any information, data or other materials (written or oral) now, heretofore, or hereafter furnished to Buyer by or on behalf of Seller; provided, however, nothing in this Section
13.8 will limit, reduce, diminish or impair (i) any of Sellers' representations and warranties in Article 3 hereof or (ii) the provisions of Article 11.

     13.9 Waiver of Deceptive Trade Practices Acts. BUYER WAIVES ITS RIGHTS UNDER THE DECEPTIVE TRADE PRACTICES ACT SECTION 17.41 et seq. TEXAS
BUSINESS & COMMERCE CODE, A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS,
AND UNDER SIMILAR STATUTES ADOPTED IN OTHER STATES. AFTER
CONSULTATION WITH AN ATTORNEY OF ITS SELECTION, BUYER CONSENTS TO THIS
WAIVER.

     13.10 Transition Services. Sellers shall use their best efforts to provide Buyer, at Buyer's option, the manpower to operate the SCADA System through December 31, 1999 or earlier. Buyer shall pay Sellers their direct costs for these services. Sellers will be under no obligation to replace employees who are terminated or resign.

                           ARTICLE 14
                        OTHER PROVISIONS

     14.1 Applicable Law; Alternative Dispute Resolution.

          (a) This Agreement shall be governed by and construed in accordance with the Applicable Laws of the State of Texas, excluding its principles of conflicts of laws that might refer the matter to the Applicable Laws of another jurisdiction. All assignments and instruments of conveyance to be executed in accordance with this Agreement shall be governed by and construed in accordance with the Applicable Laws of the State of Texas.

          (b) Any dispute arising under this Agreement shall be resolved pursuant to this Section 14.1(b):

               (i) Any Party has the right to request the other to meet to discuss a dispute. The Party requesting the meeting will give at least ten
(10) business days notice in writing of the subject it wishes to discuss, provide a written statement of the dispute, and designate an officer of the company with complete power to resolve the dispute to attend the meeting. Within three (3) business days after receipt of such request, the Party receiving the request will provide a responsive written statement and will designate an officer of the company who will attend the meeting with complete power to resolve the dispute.

               (ii) If the meeting fails to resolve the dispute by a signed agreement among the officers, the dispute shall be submitted for nonappealable, binding determination through arbitration by either Sellers or Buyer by written notice of submission to the other Party, which notice also shall name one (1) arbitrator. The Party receiving such notice, shall, by written notice to the other Party within ten (10) days thereafter, name the second arbitrator, or failing to do so, the Party giving notice of submission shall name the second arbitrators. The two (2) arbitrators so appointed shall name a third arbitrator, or, failing to do so within ten
(10) days, the third arbitrator shall be appointed by the Judicial Arbitration and Mediation Services, Houston, Texas. If such person fails to make such an appointment within ten (10) days after being requested to do so by Sellers or Buyer, either such Party may request that such appointment be made by the Judicial Arbitration and Mediation Services, Houston, Texas; the first such appointment to be communicated to Sellers and Buyer shall be effective hereunder. The Parties agree that an officer with complete authority to resolve the dispute for each entity shall attend the arbitration. Unless otherwise agreed by the Parties, the arbitrators shall be persons with at least eight years of professional experience in the crude oil purchasing, gathering, transportation and marketing industry and who are not, and have not previously been, employed by either Party (or an Affiliate thereof), and do not have a direct or indirect interest in either Party (or an Affiliate thereof) or the subject matter of the arbitration.

               (iii) The arbitrators so appointed, after giving the Parties due notice of the date of a hearing and reasonable opportunity to be heard, shall promptly hear the controversy in Houston, Texas and shall thereafter render their decision determining the controversy no later than ninety (90) days after such board has been appointed. Any decision requires the support of a majority of the arbitrators. If the board of arbitration is unable to reach such decision, new arbitrators will be named and shall act hereunder, at the request of either Party, in a like manner as if none had been previously named.

               (iv) The decision of the arbitrators shall be rendered in writing and supported by written reasons. The decision of the arbitrators shall be final and binding upon the Parties and will be complied with by Sellers and Buyer. Each Party shall bear the expenses of its chosen arbitrator, and the expenses of the third arbitrator shall be borne equally by Sellers and Buyer. Each Party shall bear the compensation and expenses of its legal counsel, witnesses, and employees.

               (v) The arbitrators can award only the amounts proposed by Buyer or the amounts proposed by Sellers.

     14.2 No Third Party Beneficiaries. Nothing in this Agreement shall provide any benefit to any third party or entitle any third party to any claim, cause of action, remedy or right of any kind, it being the intent of the Parties that this Agreement shall not be construed as a third party beneficiary contract; provided, however, that the indemnification provisions in this Agreement shall inure to the benefit of Buyer Indemnitees and Sellers' Indemnitees as provided herein.

     14.3 Waiver. Except as expressly provided in this Agreement, neither the failure nor any delay on the part of any Party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, or of any other right, power or remedy; nor shall any single or partial exercise of any right, power or remedy preclude any further or other exercise thereof, or the exercise of any other right, power or remedy. Except as expressly provided herein, no waiver of any of the provisions of this Agreement shall be valid unless it is in writing and signed by the Party against whom it is sought to be enforced.

     14.4 Entire Agreement; Amendment. This Agreement, the Schedules and Exhibits hereto, and any agreements, instruments or documents executed and delivered by the Parties pursuant to this Agreement, constitute the entire agreement and understanding between the Parties, and it is understood and agreed that all previous undertakings, negotiations and agreements between the Parties regarding the subject matter hereof are merged herein. This Agreement may not be modified orally, but only by an agreement in writing signed by Buyer and Sellers.

     14.5 Notices. Any and all notices or other communications required or permitted under this Agreement shall be given in writing and delivered in person or sent by United States certified or registered mail, postage prepaid, return receipt requested, or by overnight express mail, or by telex, facsimile or telecopy to the address of such Party set forth below.
Any such notice shall be effective upon receipt or three days after placed in the mail, whichever is earlier.

          If to Buyer:   Sun Pipe Line Services Co.
                         1801 Market Street
                         Philadelphia, Pennsylvania 19103
                         Attn:     Richard G. Taylor, Vice-President
                         Fax No.: 215-977-3637
                                 Jeffrey W. Wagner, Chief Counsel
                         Fax No.: 215-977-6878

          If to Pride:   Pride Companies, L.P.
                         1209 North 4th Street
                         Abilene, Texas 79601
                         Attn:  Brad Stephens, Chief Executive Officer
                              Dave Caddell, General Counsel
                         Fax No.: 915-676-8792

          If to Pride SGP:    Pride SGP, Inc.
                         1209 North 4th Street
                         Abilene, Texas  79601
                         Attn:  Brad Stephens, Chief Executive Officer
                              Dave Caddell, General Counsel
                         Fax No.: 915-676-8792

     Any Party may, by notice so delivered, change its address for notice purposes hereunder.

     14.6 No Assignment. Neither this Agreement nor any rights or obligations hereunder shall be assigned or transferred in any way whatsoever by either Party hereto except (i) to Affiliates of such Party, or (ii) to other Persons with prior written consent of the other Party hereto, which consent such Party shall not unreasonably withhold, and any assignment or attempted assignment without such consent shall have no force or effect with respect to the non-assigning Party. In the event of an assignment to an Affiliate, Buyer and/or Sellers, as the case may be, shall retain the obligations set forth in this Agreement. Subject to the preceding sentence, this Agreement shall be binding on and inure to the benefit of the Parties hereto and their permitted successors and assigns.

     14.7 Severability. If any provision of this Agreement is invalid, illegal or unenforceable, the balance of this Agreement shall remain in full force and effect and this Agreement shall be construed in all respects as if such invalid, illegal or unenforceable provision were omitted. If any provision is inapplicable to any Person or circumstance, it shall, nevertheless, remain applicable to all other Persons and circumstances.

     14.8 Construction. Any section headings in this Agreement are for convenience of reference only, and shall be given no effect in the construction or interpretation of this Agreement or any provisions thereof. No provision of this Agreement will be interpreted in favor of, or against, any Party by reason of the extent to which any such Party or its counsel participated in the drafting thereof or by reason of the extent to which any such provision is inconsistent with any prior draft hereof or thereof.

     14.9 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and which together shall constitute but one and the same instrument.

     14.10 Third-Party Consents to Assignment. Buyer acknowledges that certain of the Contracts, Surface Contracts and Permits included in the Assets may not be readily assignable to Buyer. If a consent by a third party is required to the assignment of any Contract, Surface Contract or Permit contemplated to be assigned under the terms of this Agreement, at Buyer's direction Sellers will initiate prior to Closing the notices and/or requests for consents in a form approved by Buyer and will cooperate with Buyer to obtain such consents. If any required consent is not obtained following Sellers' bona fide efforts to obtain the same, Sellers will continue to make efforts to obtain the consent(s), and, if the consent(s) is/are not obtained, will retain and administer the specific
Contract, Surface Contract and Permit, provided Buyer does not assume any additional risk (economic or otherwise) or expense, and Buyer will perform and carry out the obligations pursuant to the terms of such Contract, Surface Contract and Permit until such Contract, Surface Contract and
Permit expires in accordance with its terms, with all economic benefits and burdens being with Buyer, except Sellers will not be entitled to any overhead, profit or fee for its retention and administration of the Contract, Surface Contract and Permit but will be entitled to charge Buyer for any reasonable and prudently incurred direct out-of-pocket expenses. In the event that Sellers' proposed retention and administration of the Contracts, Surface Contracts or Permits result in additional risk or expense to Buyer, the consents shall be addressed in accordance with the provisions of Section 5.15.

     14.11 Further Assurances. After the Closing Date, each Party at the reasonable request of the other and without additional consideration, shall execute and deliver, or shall cause to be executed and delivered, from time to time, such further certificates, agreements or instruments of conveyance and transfer, assumption, release and acquittance and shall take such other action as the other Party hereto may reasonably request, to convey and deliver the Assets to Buyer, to assure to Sellers the assumption of the liabilities and obligations intended to be assumed by Buyer hereunder, and to otherwise consummate or implement the transactions contemplated by this Agreement.

     14.12 Telecopy Execution and Delivery. A facsimile, telecopy or other reproduction of this Agreement, or any other documents required for Closing, may be executed by one or more Parties hereto, and an executed copy of this Agreement, or such other documents, may be delivered by one or more Parties hereto by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such Party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any Party hereto, all Parties hereto agree to execute an original of this Agreement, or such other documents, as well as any facsimile, telecopy or other reproduction hereof.

IN WITNESS WHEREOF, the Parties have duly executed and delivered this Agreement on the date first written above.


            SELLERS:


            PRIDE COMPANIES, L.P.



            By:______________________________



            PRIDE SGP, INC.



            By:______________________________



            BUYER:


            SUN PIPE LINE SERVICES CO.



            By:______________________________