Form 10-Q
period 1999-09-30
PRIDE COMPANIES LP
filed 1999-11-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999
                 Commission file number 1-10473

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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                        Outstanding at November 1, 1999
   -----                        -------------------------------
Common Units                            4,950,000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                       September 30,   December 31,
                                           1999           1998
                                       (unaudited)     (Restated)
                                       -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     7,952    $     2,592
  Accounts receivable, less allowance
    for doubtful accounts                    22,015         10,052
  Inventories                                   273            250
  Prepaid expenses                              751            704
  Net current assets of the
    discontinued operation                   27,225          7,102
                                        -----------    -----------
    Total current assets                     58,216         20,700
                                        -----------    -----------
Property, plant and equipment                30,636         29,994
Accumulated depreciation                     13,723         12,476
                                        -----------    -----------
  Property, plant and equipment - net        16,913         17,518

Assets no longer used in the business         4,235          4,301
Deferred financing costs                      4,040          5,307
Other assets                                    380            383
Net long-term assets of the
  discontinued operation                          -         20,398
                                        -----------    -----------
                                        $    83,784    $    68,607
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities:
  Accounts payable                      $    36,266    $    16,573
  Accrued payroll and related benefits        1,328            903
  Accrued taxes                               2,318          2,966
  Other accrued liabilities                   1,334            872
  Current portion of long-term debt          40,314             65
                                        -----------    -----------
     Total current liabilities               81,560         21,379

Long-term debt, excluding current portion         -         39,529
Other long-term liabilities                  12,882         12,160
Redeemable preferred equity                  19,529         19,529
Partners' capital (deficiency):
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                            (29,116)       (23,042)
  General partners' interest                 (1,071)          (948)
                                        -----------    -----------
                                        $    83,784    $    68,607
                                        ===========    ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                     Three Months Ended September 30,
                                            1999           1998
                                                         Restated
                                        ------------   -----------
Revenues                                $     39,582   $    25,433

Cost of sales and operating expenses,
  excluding depreciation                      38,805        24,110
Marketing, general and
  administrative expenses                        952           937
Depreciation                                     399           349
                                        ------------   -----------
Operating income (loss) from
 the continuing operation                       (574)           37

Other income (expense):
  Interest income                                 85            19
  Interest expense (including interest
    paid in kind of $691 and $347,
    respectively, and increasing rate
    accrued interest of $136 and $257,
    respectively)                             (1,468)       (1,426)
  Credit and loan fees (including
    amortization of $495 and $331,
    respectively)                               (509)         (294)
  Other - net                                    (30)           68
                                        ------------   -----------
Net loss from the continuing operation        (2,496)       (1,596)
                                        ------------   -----------
Discontinued operation:
 Income (loss) from operation of the
    Crude Gathering System segment
    prior to August 1, 1999                     (514)          469
                                        ------------   -----------
Net loss                                $     (3,010)  $    (1,127)
                                        ============   ===========

Basic and diluted loss
  per Common Unit:
  Net loss from the continuing
    operation                           $       (.59)  $      (.40)
  Net income (loss) from the
    discontinued operation                      (.10)          .09
                                        ------------   -----------
    Net loss                            $       (.69)  $      (.31)
                                        ============   ===========
Numerator:
  Net loss from the continuing
    operation                           $     (2,496)  $    (1,596)
  Preferred distributions in
    arrears                                     (481)         (445)
                                        ------------   -----------
    Net loss from the continuing
      operation less preferred
      distributions                           (2,977)       (2,041)
    Net loss from the continuing
      operation allocable to 2%
      general partner interest                   (60)          (41)
                                        ------------   -----------
      Numerator for basic and diluted
        earnings per unit from
        the continuing operation        $     (2,917)  $    (2,000)
                                        ============   ===========

  Net income (loss) from the
    discontinued operation                      (514)          469
  Net income (loss) from the
    discontinued operation allocable
    to 2% general partner interest               (10)           10
                                        ------------   -----------
    Numerator for basic and diluted
      earnings per unit from the
      discontinued operation            $       (504)  $       459
                                        ============   ===========
      Numerator for basic and
        diluted earnings per unit       $     (3,421)  $    (1,541)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                        ============   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                       Nine Months Ended September 30,
                                            1999           1998
                                                         Restated
                                        ------------   -----------
Revenues                                $     88,293   $    99,697

Cost of sales and operating expenses,
  excluding depreciation                      85,248        94,845
Marketing, general and
  administrative expenses                      2,761         3,089
Depreciation                                   1,122         1,063
                                        ------------   -----------
Operating income (loss) from
  the continuing operation                      (838)          700

Other income (expense):
  Interest income                                185            76
  Interest expense (including interest
    paid in kind of $2,008 and $991,
    respectively, and increasing rate
    accrued interest of $386 and $760,
    respectively)                             (4,310)       (4,159)
  Credit and loan fees (including
    amortization of $1,267 and $992,
    respectively, and credit and
    loan fees paid in kind of $100
    and $150, respectively)                   (1,524)       (1,297)
  Other - net                                     21           119
                                        ------------   -----------
Net loss from the continuing operation        (6,466)       (4,561)
                                        ------------   -----------
Discontinued operation:
 Income (loss) from operation of the
    Crude Gathering System segment
    prior to August 1, 1999                      269          (819)
                                        ------------   -----------
Net loss                                $     (6,197)  $    (5,380)
                                        ============   ===========

Basic and diluted loss
  per Common Unit:
  Net loss from the continuing
    operation                           $      (1.56)  $     (1.16)
  Net income (loss) from the
    discontinued operation                       .05          (.16)
                                        ------------   -----------
    Net loss                            $      (1.51)  $     (1.32)
                                        ============   ===========
Numerator:
  Net loss from the continuing
    operation                           $     (6,466)  $    (4,561)
  Preferred distributions in
    arrears                                   (1,413)       (1,312)
                                        ------------   -----------
    Net loss from the continuing
      operation less preferred
      distributions                           (7,879)       (5,873)
    Net loss from the continuing
      operation allocable to 2%
      general partner interest                  (158)         (118)
                                        ------------   -----------
      Numerator for basic and diluted
        earnings per unit from
        the continuing operation        $     (7,721)  $    (5,755)
                                        ============   ===========
  Net income (loss) from the
    discontinued operation                       269          (819)
  Net income (loss) from the
    discontinued operation allocable
    to 2% general partner interest                 5           (16)
                                        ------------   -----------
    Numerator for basic and diluted
      earnings per unit from the
      discontinued operation            $        264   $      (803)
                                        ============   ===========
      Numerator for basic and
        diluted earnings per unit       $     (7,457)  $    (6,558)
                                        ============   ===========
Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                        ============   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                       Nine Months Ended September 30,
                                            1999           1998
                                                         Restated
                                        ------------   -----------
Cash flows from operating activities:
Net income (loss)                       $     (6,197)  $    (5,380)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation                              2,613         2,569
     Amortization of loan costs                1,267           992
     Deferred tax benefit                        (98)          (90)
     (Gain) loss on sale of
       property, plant and equipment              12          (114)
     Deferred loss on sale of the Crude
       Gathering System segment               (1,476)            -
     Paid in kind interest and credit
       and loan fees                           2,108         1,141
     Increasing rate accrued interest            386           760
     Lower of cost or market
       adjustment (reversal)                  (1,197)          336
     Net effect of changes in:
          Accounts receivable                (11,963)        1,006
          Inventories                          2,134         4,273
          Prepaid expenses                       (47)          (65)
          Accounts payable and other
            long-term liabilities             20,029        (8,094)
          Accrued liabilities                    223        (1,960)
                                        ------------   -----------
               Total adjustments              13,991           754
                                        ------------   -----------
Net cash provided by (used in)
operating activities                           7,794        (4,626)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                 (1,121)       (1,433)
  Proceeds from asset disposals                  241           167
  Other                                            3           (30)
                                        ------------   -----------
Net cash provided by (used in)
investing activities                            (877)       (1,296)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                17,007        58,930
  Payments on debt and credit
    facilities                               (18,564)      (57,186)
                                        ------------   -----------
Net cash provided by (used in)
financing activities                          (1,557)        1,744
                                        ------------   -----------
Net increase (decrease) in cash and
cash equivalents                               5,360        (4,178)

Cash and cash equivalents at the
beginning of the period                        2,592         5,008
                                        ------------   -----------
Cash and cash equivalents at the
end of the period                       $      7,952   $       830
                                        ============   ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel,
and military aviation fuel  (the "Products Marketing Business").   The
Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (formerly Texaco Trading and Transportation, Inc.) (the "Equilon Agreement") to market through its products pipeline and Products Terminals.

     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29.6 million in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5.3 million (the "Crude Gathering Sale"). See "Notes 5 and 6". Accordingly, the Crude Gathering System has been presented as a discontinued operation for all periods.

     As a result of the Equilon Agreement and the mothballing of the Refinery, the Crude Gathering System had marketed crude oil to other refineries and the Partnership operated two separate and distinct industry segments from March 22, 1998 to October 1, 1999, the Crude Gathering System and the Products Marketing Business. The Crude Gathering System consisted of pipeline gathering systems and a fleet of trucks which transported crude oil into third party pipelines and into the system's primary asset, a common carrier pipeline. The Products Marketing Business operates one products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"), and the Products Terminals. In connection with the mothballing of the Refinery, another products pipeline owned by the Partnership that extends from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline") was idled, since Equilon's pipeline is connected to the Aledo Terminal. The Partnership's operation are conducted primarily in the State of Texas. Concurrent with the sale of the Crude Gathering System, the Partnership's continuing operation consists of the Products Marketing Business.

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

     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 1998 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. The Partnership had two corporate subsidiaries which are separate taxable entities whose operations are subject to federal income taxes. On October 1, 1999, one of the subsidiaries was sold to Sun as part of the Crude Gathering Sale.

     The financial statements included with this Form 10-Q have been restated for the third quarter of 1998 to reflect the impact for the 1998 year-end adjustments to recognize increasing rate accrued interest expense using the effective rate and to reflect distributions on the preferred equity securities as arrearages. See "Notes 6 and 7". Further, the financial statements for all periods in 1998 have also been restated to reflect the Crude Gathering System segment as a discontinued operation.

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

3.   Earnings Per Unit

     Basic net loss per common unit is computed using the weighted average number of common units outstanding. Diluted net loss per unit is computed by adjusting the units outstanding and net loss for the potential dilutive effect of the convertible securities and unit appreciation rights. However, the effect of these securities was antidilutive for the third quarters of 1999 and 1998 and for the first nine months of 1999 and 1998.

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

5.   Discontinued Operation

     On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29.6 million in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5.3 million. Accordingly, the operating results of the Crude Gathering System have been segregated from the continuing operation and are reported as a discontinued operation. Interest expense and general corporate administrative expenses have not been allocated to the discontinued operation. However, management does expect that interest expense will be reduced as a portion of the proceeds have been used to reduce debt.

     The measurement date used to estimate the net gain on disposal is August 1,1999. Such net gain is estimated to be $48,000 which includes a loss from the discontinued operation from August 1, 1999 to September 30, 1999 of $1,477,000 and a gain of $1,525,000 on the sale of operating assets utilized in the Crude Gathering System. Due to the subjective nature of estimated future operations and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the consolidated statement of operations in the reporting period determined.

     Revenues for the Crude Gathering System were $97.5 million and $67.3 million for the three months ended September 30, 1999 and 1998, respectively, and $239.1 million and $242.3 million for the nine months ended September 30, 1998 and 1998, respectively. The net carrying value of the assets sold at September 30, 1999 was $27.2 million. Under the terms of the asset sale, the Partnership retained receivables of $13.7 million, other payables excluding suspense liability of $20.7 million, and crude suspense liability of $10.9 million. These retained amounts are not classified as assets or liabilities of the discontinued operation on the September 30, 1999 balance sheet.

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

     The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $5.5 million as of September 30, 1999.

     Effective April 15, 1999, BankBoston amended the facility which will mature January 2, 2001. The total credit line available was lowered from $65.0 million to $55.0 million. In conjunction with the Crude Gathering Sale, the total credit line was further reduced to $20.0 million on October 31, 1999.

     Though no advances had been drawn under the letter of credit facility at September 30, 1999, the Partnership did have approximately $38.1 million in outstanding letters of credit which included $30.4 million in outstanding letters of credit related to the Crude Gathering System. The Partnership did not have any outstanding borrowings under the BankBoston Revolver as of September 30, 1999.

     The fee on outstanding letters of credit was 2.5% per annum as of September 30, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver bear interest at prime plus 1.75%. The prime rate was 8.25% at September 30, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $100,000 amendment fee related to an amendment that became effective April 15, 1999.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds term loans of $20.1 million ("A Term Loan"), $11.4 million ("B Term Loan"), $5.5 million ("C Term Loan") and an unsecured note of $2.9 million ("Subordinate Note A") as of September 30, 1999. In connection with the Crude Gathering Sale, the Partnership applied $15.0 million of the cash proceeds to the A Term Loan on October 1, 1999.

     Effective April 15, 1999, Varde's credit agreement was also amended. In 1999, cash interest payments on the Varde Revolver (see below) and A Term Loan are limited to $208,000 per month. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan, Subordinate Note A and distributions on Varde's preferred securities, will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 465,000 Common Units and bears interest at prime plus one percent. As consideration for the amendment effective April 15, 1999, the principal amount of the B Term Loan was increased by $100,000.

     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense for the third quarters of 1999 and 1998 reflects an accrual of $136,000 and $257,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     Effective April 15, 1999, the Partnership has a $3.0 million revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowings under the Varde Revolver as of September 30, 1999. In the second quarter of 1998, the Partnership paid Varde fees totaling $150,000 in the form of additional Series B Term Loans. Cash advances under the Varde Revolver mature January 2, 2001.

     Under the terms agreed to on April 15, 1999, payments on the Varde Revolver and A Term Loan are capped at $2.5 million per annum. To the extent the interest on the Varde Revolver and A Term Loan exceed the cap on cash payments along with the interest and distributions on the various other Varde securities, such amounts will be paid in kind or increase accumulated arrearages, respectively. As a result of the above limitations, it is likely that all interest on the B Term Loan, C Term Loan and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure.

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

     As a result of the Crude Gathering Sale, the Partnership has classified the Varde debt as current since the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System. Absent the Crude Gathering System, management believes it is unlikely the Partnership can maintain compliance with its debt covenants. The Partnership will attempt to renegotiate such covenants during the first quarter of 2000. Compliance with the covenants was waived by the lenders for the quarter ended September 30, 1999. As previously mentioned, in connection with the Crude Gathering Sale, the Partnership applied $15.0 million of the cash proceeds to the A Term Loan on October 1, 1999.

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.3 million at September 30, 1999. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. On October 1, 1999, the note was assumed by Sun as part of the Crude Gathering Sale. The Partnership has included the note in net current assets from the discontinued operation at September 30,1999.

7.   Preferred Equity

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are now treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and the holders of the preferred equity securities.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Cumulative Preferred Units ("Series B Preferred Units"), $5.0 million of Series C Cumulative Preferred Units ("Series C Preferred Units") and $2.8 million of Series D Cumulative Preferred Units ("Series D Preferred Units") which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Distributions are also subject to the cap on payments to Varde (See "Note 6"). Accordingly, for the third quarter of 1999, the Partnership accumulated arrearages
of $432,000 on these preferred equity securities.   Through September
30, 1999, these securities had total accumulated arrearages of $2.8 million.

     On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") which was convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Cumulative Preferred Units ("Series F Preferred Units") which were both redeemable on December 31, 2002.
The Series E Preferred Units and Series F Preferred Units were subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option could accumulate in arrears at 8% per annum in the first three years. Distributions were payable on the 5th day of the second month in each quarter; however, the Partnership could not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units had accumulated arrearages outstanding. Accordingly, for the third quarter of 1999, the Partnership accumulated arrearages of $49,000 on the Series E Preferred Units and Series F Preferred Units. Through September 30, 1999, these securities had total accumulated arrearages of $343,000. On October 1, 1999, the accumulated arrearages through September 30, 1999 on the Series E Preferred Securities and Series F Preferred Securities were cancelled in conjunction with the exchange described in the next paragraph.

     In connection with the Crude Gathering Sale, Pride SGP exchanged
(a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2.0 million, (d) the Series E Preferred Units in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and (z) a newly issued subordinated preferred security ("Subordinated Preferred Security") in the face amount of $3.0 million. The Subordinated Preferred Security will not accrue any distributions for the first five years after its date of issuance, and thereafter, distributions will accrue at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde or (ii) 10% per annum.

     As referenced above, the cash interest payments on the Varde Revolver and A Term Loan are limited to $2.5 million annually. The interest and distributions on the other debt and preferred securities held by Varde will be paid in kind or accumulate in arrears. Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units. As a result of the cap, it is unlikely that any distributions will be paid in cash on the preferred securities in the near future.

8.   Common Units

     At September 30, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L.P. is a Delaware limited partnership which owns and operates a products marketing business ("Products Marketing Business") and prior to October 1, 1999 a crude oil gathering business ("Crude Gathering System"). Prior to the mothballing of the refinery on March 22, 1998, the Partnership also operated a refining business ("Refinery") and products pipeline business ("Products System").

     The following is a discussion of the results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc., and the availability of such products, (ii) the volume of throughput at the Products Terminals,
(iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations, and (v) fluctuations in refined product prices and their impact on working capital and the borrowing base under the Partnership's credit agreements. Prior to the sale of the operating assets of the Crude Gathering System on October 1, 1999 (the "Crude Gathering Sale"), the Partnership was subject to the following additional risks: (i) the volume of throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, (ii) the amount of crude oil produced in the areas the Partnership gathered, and (iii) fluctuations in crude oil prices and their impact on working capital and the borrowing base under the Partnership's credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

General

     As a result of mothballing the Refinery at the end of the first quarter of 1998 and redirecting its business to focus on crude oil and products marketing and distribution, the Partnership's operating results for the Products Marketing Business depends principally on
(i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Equilon and the availability of such products, and (ii) the volume of throughput at the Products Terminals. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Due to the change in its core business, a comparison of the Products Marketing Business to the Refinery and the Products System would not be meaningful and, therefore, is not included with this Form 10-Q.

     Prior to mothballing the Refinery and entering into the Equilon agreement (the "Equilon Agreement"), the Partnership's operating results depended principally on (i) the rate of utilization of the Refinery, (ii) the margins between the prices of its refined petroleum products and the cost of crude oil, (iii) the volume throughput on the Products System.

     The Crude Gathering System was sold on October 1, 1999 and accordingly the Crude Gathering System is treated as a discontinued operation in the financial statements of the partnership. The Crude Gathering System's operating results depended principally on (i) the volume of throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System, and (ii) the amount of crude oil produced in the areas the Partnership gathers. Margins from the Crude Gathering System were influenced by the level of competition and the price of crude oil. When prices were higher, crude oil could generally be resold at higher margins. Additionally, transportation charges trended upward when higher crude oil prices resulted in increased exploration and development. Conversely, when crude oil prices decreased, exploration and development declined and margins on the resale of crude oil as well as transportation charges tended to decrease.

     Beginning in April 1998, the Partnership sold crude oil to third parties that in the past would have been refined at the Refinery. The gross margin per barrel from such sales was based in part on the sales price of crude oil above the Partnership's posted price for the purchase of such crude oil (the "Premium").

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

Third Quarter 1999 Compared to Third Quarter 1998

     GENERAL -- Net loss for the third quarter of 1999 was $3.0 million compared to net loss of $1.1 million for the third quarter of 1998. The decline is due to weaker results from both the continuing operation and the discontinued operation for the third quarter of 1999.

     CONTINUING OPERATION -- Net loss from the continuing operation was $2.5 million for the third quarter of 1999 compared to a net loss from the continuing operation of $1.6 million for the third quarter of 1998 and is due to weaker margins for the Products Marketing Business in the third quarter of 1999. Operating loss for the Products Marketing Business was $574,000 for the third quarter of 1999 compared to operating income of $37,000 for the third quarter of 1998. Depreciation expense for the Products Marketing Business was $399,000 for the third quarter of 1999 compared to $349,000 for the third quarter of 1998. Operating loss excluding depreciation for the Products Marketing Business was $175,000 for the third quarter of 1999 compared to operating income excluding depreciation of $386,000 for the third quarter of 1998. During the third quarter of 1999, the Partnership marketed 15,908 barrels per day ("BPD") of refined products compared to 14,248 BPD for the third quarter of 1998. The net margin per barrel for the third quarter of 1999 declined to negative $0.38 compared to positive $0.03 for the third quarter of 1998 due to lower margins under the new jet fuel contract in 1999 (see "-Financial Condition - Financial Resources and Liquidity").

     DISCONTINUED OPERATION -- Net loss from the discontinued operation for the Crude Gathering System was $514,000 for the month of July 1999 compared to net income from the discontinued operation of $469,000 for the third quarter of 1998. Net income from the discontinued operation for the third quarter of 1998 included the reversal of a $708,000 lower of cost or market adjustment recorded in the first six months of 1998 since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at September 30, 1998. During the first six months of 1998, the Partnership reported a negative $1.0 million lower of cost or market adjustment since the market value of crude owned by the Partnership was less than its carrying value at June 30, 1998. Net loss from the discontinued operation for the month of July 1999 included a $328,000 increase in cost of sales due to hedging losses in the third quarter of 1999. The volume of crude oil gathered by the Crude Gathering System decreased to 34,201 BPD for the month of July 1999 from 39,906 BPD for the third quarter of 1998 due to the elimination of marginal contracts and lower crude oil production in the field. Subsequent to July 31, 1999, the Crude Gathering System incurred losses of $1.5 million; however, in accordance with "Discontinued Operation Treatment", these losses have been deferred until the expected gain on the sale is realized in October 1999.

First Nine Months of 1999 Compared to First Nine Months of 1998

     GENERAL -- Net loss for the first nine months of 1999 was $6.2 million compared to net loss of $5.4 million for the first nine months of 1998. The decline was due to weaker results from the continuing operation which was partially offset by an improvement in the discontinued operation.

     CONTINUING OPERATION -- Net loss from the continuing operation for the Products Marketing Business was $6.5 million for the first nine months of 1999 compared to net loss from the continuing operation of $4.6 million for the first nine months of 1998. The increased loss was due to weaker results for the Products Marketing Business and an increase in interest expense and credit and loan fees of $378,000 for the first nine months of 1999. Operating loss, depreciation expense, and operating income excluding depreciation of the Products Marketing Business was $838,000, $1.1 million, and $284,000, respectively, for the first nine months of 1999. Operating income of the Products Marketing Business was $700,000 for the first nine months of 1998 which included operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense for the Products Marketing Business was $1.1 million for the first nine months of 1998 which included depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income excluding depreciation of the Products Marketing Business was $1.8 million for the first nine months of 1998 which included operating income excluding depreciation of $1.4 million from the Refinery and Products System for the first three months of 1998. During the first nine months of 1999, the Partnership marketed 14,489 barrels per day ("BPD") of refined products compared to 18,528 BPD for the first nine months of 1998. The net margin per barrel for the first nine months of 1999 was negative $0.21 compared to positive $0.14 for the first nine months of 1998.

     DISCONTINUED OPERATION -- Net income from the discontinued operation for the Crude Gathering System was $269,000 for the first seven months of 1999 compared to net loss from the discontinued operation of $819,000 for the first nine months of 1998. Net income from the discontinued operation for the first seven months of 1999 for the Crude Gathering System included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at September 30, 1999, whereas, net loss from the discontinued operation for the first nine months of 1998 for the Crude Gathering System included a negative $294,000 lower of cost or market adjustment since the market value of the crude oil owned by the Partnership was less than its carrying value at September 30, 1998. The improvement for the first seven months of 1999 related to the lower of cost or market adjustment was partially offset by $944,000 million in higher costs of sales due to hedging losses in the first seven months of 1999. The volume of crude oil gathered by the Crude Gathering System decreased to 38,110 BPD for the first seven months of 1999 from 46,185 BPD for the first nine months of 1998 due to the elimination of marginal contracts and lower crude oil production in the field. Subsequent to July 31, 1999, the Crude Gathering System incurred losses of $1.5 million; however, in accordance with "Discontinued Operation Treatment", these losses have been deferred until the expected gain on the sale is realized in October 1999.

Factors and Trends Affecting Operating Results

     A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory requirements, industry trends, price of crude oil, and, with respect to certain products, seasonality and weather. The Managing General Partner expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed may not represent their relative significance.

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

     INDUSTRY TRENDS AND PRICE OF CRUDE OIL -- Prior to the Crude Gathering Sale, industry trends and the price of crude oil affected the Partnership's crude gathering business. In the last three years, the posting price for WTI crude oil has varied from approximately $8.25 to $25.00 per barrel. The general level of crude oil prices had a significant effect on the margins in the crude gathering business. Margins from the Crude Gathering System were influenced by the level of competition and the price of crude oil. When prices were higher, crude oil could generally be resold at higher margins. The Partnership is also impacted by fluctuations in the cost of products purchased from Equilon versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets.

     SEASONALITY AND WEATHER -- Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north.

     OTHER FACTORS -- On October 1, 1999, the Partnership completed the sale of the Crude Gathering System operating assets to Sun Pipe Line Services Co., Inc. ("Sun"), a subsidiary of Sunoco, Inc. The Partnership received $29.6 million in cash proceeds from the sale and Sun assumed certain indebtedness in the amount of $5.3 million. The sales price was determined based on a purchase price of $24.9 million plus the value of the inventory which was $10.0 million on October 1, 1999. The net proceeds were applied as follows: $15.0 million principal payment on the A term loan (See "-Financial Condition - Financial Resources and Liquidity"), $2.0 million was paid to Pride SGP, Inc. ("Pride SGP" or "Special General Partner") as part of the exchange (see below) and $11.0 million net of transaction costs of $1.6 million was retained for working capital (such amounts are being applied to accounts payable and being retained for payments of the suspense liability).

     The assets sold included an 800-mile pipeline system, 800,000 barrels of tankage, 430,000 barrels of crude oil, 40 truck injection stations, and other related equipment.

     In connection with the Crude Gathering Sale, Pride SGP exchanged
(a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2.0 million, (d) the Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Cumulative Preferred Units ("Series F Preferred Units") in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and
(z) a newly issued subordinated preferred security ("Subordinated Preferred Security") in the face amount of $3.0 million. The Subordinated Preferred Security will not accrue any distributions for the first five years after its date of issuance, and thereafter, distributions will accrue at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde Partners, Inc. ("Varde") or (ii) 10% per annum.

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment. Effective on the close of business on September 30, 1998 and extending to December 31, 1999, Equilon agreed to maintain the refined products inventory on hand at the Partnership's marketing facilities. As a result, the Partnership purchases product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduces the lag between the time the Partnership must pay Equilon for the product, 10 days after the sale, and the time the Partnership receives payment from its customers.

     Cash flows have been significantly affected by fluctuations in the cost and volume of crude oil and refined products held in inventory and the timing of accounts receivable collections. For the nine months ended September 30, 1999, cash was provided as a result of an increase in accounts payable (resulting from higher crude oil prices and refined product prices). This was partially offset by an increase in accounts receivable (resulting from higher crude oil prices and refined product prices). For the nine months ended September 30, 1998, cash was utilized as a result of a decrease in accounts payable (resulting from lower crude oil prices and refined product prices) and a reduction in various accrued liabilities. This was partially offset by a decline in accounts receivable (resulting from the lower crude oil prices and refined product prices) and inventory (resulting from a decrease in the number of barrels in inventory).

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

     The BankBoston Revolver provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and $10.0 million for direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by a portion of crude oil royalties payable and certain other payables for crude oil and refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $5.5 million as of September 30, 1999.

     Effective April 15, 1999, BankBoston amended the facility which will mature January 2, 2001. The total credit line available has been lowered from $65.0 million to $55.0 million. In conjunction with the Crude Gathering Sale, the total credit line was further reduced to $20.0 million on October 31, 1999.

     Though no advances had been drawn under the letter of credit facility at September 30, 1999, the Partnership did have approximately $38.1 million in outstanding letters of credit which included $30.4 million in outstanding letters of credit related to the Crude Gathering System. The Partnership did not have any outstanding borrowings under the BankBoston Revolver as of September 30, 1999.

     The fee on outstanding letters of credit was 2.5% per annum as of September 30, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver bear interest at prime plus 1.75%. The prime rate was 8.25% at September 30, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of up to $70,000 per annum depending on the number of participants in the credit facility and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston charged a $100,000 amendment fee related to an amendment that became effective April 15, 1999.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership and subsequent interest being paid in kind, Varde now holds term loans of $20.1 million ("A Term Loan"), $11.4 million ("B Term Loan"), $5.5 million ("C Term Loan") and an unsecured note of $2.9 million ("Subordinate Note A") as of September 30, 1999. In connection with the Crude Gathering Sale, the Partnership applied $15.0 million of the cash proceeds to the A Term Loan on October 1, 1999.

     Effective April 15, 1999, Varde's credit agreement was also amended. In 1999, cash interest payments on the Varde Revolver (see below) and A Term Loan are limited to $208,000 per month. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan, Subordinate Note A and distributions on Varde's preferred securities, will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $3.6 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $3.6 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 465,000 Common Units and bears interest at prime plus one percent. As consideration for the amendment effective April 15, 1999, the principal amount of the B Term Loan was increased by $100,000.

     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense for the third quarters of 1999 and 1998 reflects an accrual of $136,000 and $257,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     Effective April 15, 1999, the Partnership has a $3.0 million revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowings under the Varde Revolver as of September 30, 1999. In the second quarter of 1998, the Partnership paid Varde fees totaling $150,000 in the form of additional Series B Term Loans. Cash advances under the Varde Revolver mature January 2, 2001.

     Under the terms agreed to on April 15, 1999, payments on the Varde Revolver and A Term Loan are capped at $2.5 million per annum. To the extent the interest on the Varde Revolver and A Term Loan exceed the cap on cash payments along with the interest and distributions on the various other Varde securities, such amounts will be paid in kind or increase accumulated arrearages, respectively. As a result of the above limitations, it is likely that all interest on the B Term Loan, C Term Loan and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure.

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

     As a result of the Crude Gathering Sale, the Partnership has classified the Varde debt as current since the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System. Absent the Crude Gathering System, management believes it is unlikely the Partnership can maintain compliance with its debt covenants. The Partnership will attempt to renegotiate such covenants during the first quarter of 2000. Compliance with the covenants was waived by the lenders for the quarter ended September 30, 1999. As previously mentioned, in connection with the Crude Gathering Sale, the Partnership applied $15.0 million of the cash proceeds to the A Term Loan on October 1, 1999.

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

     Other installment loans include a $6.0 million nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5.3 million at September 30, 1999. The note is supported by a minimum throughput agreement. The assets of Pride Borger, Inc., a wholly-owned subsidiary of the Partnership, are pledged as collateral. Monthly principal payments are based on the number of throughput barrels. On October 1, 1999, the note was assumed by Sun as part of the Crude Gathering Sale. The Partnership has included the note in net current assets from the discontinued operation at September 30,1999.

     As referenced above, the cash interest payments on the Varde Revolver and A Term Loan are limited to $2.5 million annually. The interest and distributions on the other debt and preferred securities held by Varde will be paid in kind or accumulate in arrears. (For a discussion of the terms of Varde's preferred equity securities, see the discussion under "Cash Distributions and Preferred Arrearages".) Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, and Series D Preferred Units.

     The Partnership has not historically complied with its financial and performance covenants included in its various credit facilities with lenders. On October 1, 1999, the Partnership received a waiver of the earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant") for the period ended September 30, 1999 and an increase in the capital expenditure covenant from $1.0 million to $1.3 million for the year ended December 31, 1999. The Partnership was in violation of the EBITDA Covenant due to the hedging losses realized when crude oil prices rose sharply during the third quarter of 1999. The current covenants in the year 2000 are based in part on results from the Crude Gathering System being included in such calculations. In order for the Partnership to be able to maintain compliance with such covenants in the year 2000, the covenants will need to be renegotiated due to the Crude Gathering Sale. Pending such renegotiation, the Partnership has classified its long-term debt along with its net long-term assets of the discontinued operation as current at September 30, 1999. There can be no assurance that the Partnership will be successful in renegotiating the covenants.

     The Partnership's operating results have declined over the past several years as a result of increasing competition, depressed operating margins and higher financing costs. Crude gathering volumes have declined in each of the last five years. Gasoline, diesel and military aviation fuel sales have also declined.

     Under the new military aviation fuel contract with the U. S. Government which began April 1, 1999 and ends March 31, 2000, the Partnership will supply 25.3 million gallons or approximately 48% of the volumes that it supplied under the contract which began April 1,
1998 and ended March 31, 1999.   Margins under the new contract are
1.5 cents per gallon lower than the prior contract.

     Declines in crude oil and refined product prices in 1998 had a negative impact on the borrowing base under the Partnership's credit agreement as well as working capital. In 1999, to mitigate the negative effects crude oil price declines could have on the borrowing base, the Partnership hedged 375,000 barrels of crude oil inventory. The Partnership liquidated the above hedge on October 1, 1999 in conjunction with the Crude Gathering Sale.

     Product sales for April 1998 through June 1998 were below management's budgeted sales due to startup problems experienced by Equilon with its new products pipeline. As a result, delivery and corresponding sales of gasoline, diesel and military aviation fuel were substantially below expectations. Throughout the third quarter of 1998, the Partnership was unable to deliver contractual volumes, particularly to the government. The Partnership is currently delivering to the government contractual volumes and gasoline and diesel sales have also increased from the third quarter of 1998. Equilon performed an extensive pipeline cleaning operation and the situation has improved. However, there can be no assurance that further problems will not be encountered.

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

     The Partnership sold the operating assets of the Crude Gathering System to Sun on October 1, 1999. The sales price was $24.9 million plus the value of the inventory which was $10.0 million on October 1, 1999, reduced by certain indebtedness in the amount of $5.3 million. (See "-Results of Operations - Factors and Trends Affecting Operating Results - Other Factors"). The net proceeds were applied as follows:
$15.0 million principal payment on the A Term Loan, $2.0 million was paid to Pride SGP as part of the exchange (see "-Cash Distributions and Preferred Arrearages") and $11.0 million net of transaction costs of $1.6 million was retained for working capital (such amounts are being applied to accounts payable and being retained for payments of the suspense liability).

     This sale is expected to result in a taxable gain to the Partnership which will be allocated to the unitholders without a corresponding cash distribution from the Partnership. If a unitholder's passive loss carryforwards are less than the unitholders share of such income, the unitholder will have to satisfy any resulting tax liability with cash from other sources. None of the proceeds are available for distribution to unitholders.

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

Capital Expenditures

     Capital expenditures totaled $450,000 and $1.1 million for the quarter ended September 30, 1999 and the first nine months of 1999, respectively, compared to $77,000 and $1.4 million for the quarter ended September 30, 1998 and the first nine months of 1998, respectively. Management anticipates spending $315,000 in 1999 for environmental expenditures which were fully accrued for at December 31, 1998.

Cash Distributions and Preferred Arrearages

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are now treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and the holders of the preferred equity securities.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. Distributions are payable on the 5th day of the second month in each quarter. Distributions are also subject to the cap on payments to Varde as previously discussed. Accordingly, for the third quarter of 1999, the Partnership accumulated arrearages of $432,000 on these preferred equity securities. Through September 30, 1999, these securities had total accumulated arrearages of $2.8 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

     On December 31, 1997, Pride SGP converted (i) a $2.0 million note from the Partnership into Series E Preferred Units which was convertible into 317,000 Common Units and (ii) a $450,000 note from the Partnership into Series F Preferred Units which were both redeemable on December 31, 2002. The Series E Preferred Units and Series F Preferred Units were subordinated to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The preferential quarterly payments on the Series E Preferred Units and Series F Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option could accumulate in arrears at 8% per annum in the first three years. Distributions were payable on the 5th day of the second month in each quarter; however, the Partnership could not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units had accumulated arrearages outstanding. Accordingly, for the third quarter of 1999, the Partnership accumulated arrearages of $49,000 on the Series E Preferred Units and Series F Preferred Units. Through September 30, 1999, these securities had total accumulated arrearages of $343,000. On October 1, 1999, the accumulated arrearages through September 30, 1999 on the Series E Preferred Securities and Series F Preferred Securities were cancelled in conjunction with the exchange described in the next paragraph.

     In connection with the Crude Gathering Sale, Pride SGP exchanged
(a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2.0 million, (d) the Series E Preferred Units in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and (z) a newly issued subordinated preferred security ("Subordinated Preferred Security") in the face amount of $3.0 million. The Subordinated Preferred Security will not accrue any distributions for the first five years after its date of issuance, and thereafter, distributions will accrue at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde or (ii) 10% per annum.

    At September 30, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest in the Partnership. The general partners are entitled to 2% of all distributions.

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

     For its information technology exposures, to date the Partnership is complete on the remediation phase and expects to complete software reprogramming and replacement in the fourth quarter of 1999. Once software is reprogrammed or replaced for a system, the Partnership begins testing and implementation. These phases run concurrently for different systems. To date, the Partnership has completed 80% of its testing and has implemented 100% of its remediated systems.
Completion of the testing phase for all significant systems is expected by December 1, 1999. There can be no assurances that the Partnership will complete implementation of its Year 2000 plan prior to year-end, and contingency plans have not yet been developed.

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

     The Partnership expects to spend $930,000 related to the Year 2000 Issue. As of September 30, 1999, the Partnership had spent $915,000 on the Year 2000 Issue with the rest scheduled to be incurred in the remainder of 1999. Substantially all of the $930,000 is for newly purchased software or hardware with new features and enhancements in addition to being Year 2000 compliant. Accordingly, substantially all of the costs have been or will be capitalized.

     There is no guarantee that the Partnership will succeed in implementing its Year 2000 Plan. If the Partnership's replaced technology system fails the testing phase, delays in billing and/or collection could occur. If the computer systems of third party vendors that the Partnership exchanges data with fail, significant problems could occur in billing and/or collection. Although the Partnership doesn't yet have a formal contingency plan in place, one will be developed based on the outcome of the testing phase, which is currently expected to be complete by the fourth quarter of 1999.

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

Item 2.   Changes in Securities

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are now treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and the holders of the preferred equity securities.

     In connection with the Crude Gathering Sale, Pride SGP exchanged
(a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2.0 million, (d) the Series E Preferred Units in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and (z) a newly issued subordinated preferred security ("Subordinated Preferred Security") in the face amount of $3.0 million. The Subordinated Preferred Security will not accrue any distributions for the first five years after its date of issuance, and thereafter, distributions will accrue at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde or (ii) 10% per annum.

Item 3.   Defaults in Senior Securities

     Under the terms agreed to on April 15, 1999, payments on the Varde Revolver and A Term Loan are capped at $2.5 million per annum. To the extent the interest and distributions on the Varde Revolver and A Term Loan exceed the cap on cash payments along with the interest and distributions on the various other Varde securities, such amounts will be paid in kind or increase accumulated arrearages, respectively. As a result of the above limitations, it is likely that all interest on the B Term Loan, C Term Loan and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure.

     Distributions on the Series B Preferred Units, the Series C Preferred Units and the Series D Preferred Units are payable on the 5th day of the second month in each quarter. Distributions are subject to the cap on payments to Varde. Accordingly, for the third quarter of 1999, the Partnership accumulated arrearages of $432,000 on these preferred equity securities. Through September 30, 1999, these securities had total accumulated arrearages of $2.8 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

     Distributions on the Series E Preferred Units and Series F Preferred Units were payable on the 5th day of the second month in each quarter; however, the Partnership could not make any cash distributions on the Series E Preferred Units or Series F Preferred Units if the Series B Preferred Units, Series C Preferred Units or Series D Preferred Units had accumulated arrearages outstanding. Accordingly, for the third quarter of 1999, the Partnership accumulated arrearages of $49,000 on the Series E Preferred Units and Series F Preferred Units. Through September 30, 1999, these securities had total accumulated arrearages of $343,000. On October 1, 1999, the accumulated arrearages through September 30, 1999 on the Series E Preferred Securities and Series F Preferred Securities were cancelled in conjunction with the exchange between the Partnership and Pride SGP (see "Item 2. Changes in Securities").

     The Partnership has not historically complied with its financial and performance covenants included in its various credit facilities with lenders. On October 1, 1999, the Partnership received a waiver of the earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant") for the period ended September 30, 1999 and an increase in the capital expenditure covenant from $1.0 million to $1.3 million for the year ended December 31, 1999. The Partnership was in violation of the EBITDA Covenant due to the hedging losses realized when crude oil prices rose sharply during the third quarter of 1999. The current covenants in the year 2000 are based in part on results from the Crude Gathering System being included in such calculations. In order for the Partnership to be able to maintain compliance with such covenants in the year 2000, the covenants will need to be renegotiated due to the Crude Gathering Sale. Pending such renegotiation, the Partnership has classified its long-term debt along with its net long-term assets of the discontinued operation as current at September 30, 1999. There can be no assurance that the Partnership will be successful in renegotiating the covenants.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Quantitative and Qualitative Disclosures About Market Risks

     In the third quarter of 1999, the Partnership hedged 375,000 barrels or approximately 75% of its crude oil inventory to protect against declines in the price of crude oil which have an adverse effect on the borrowing base. During the third quarter of 1999, crude oil prices increased resulting in hedging losses recognized in cost of sales of $1.7 million. The derivative contracts were closed concurrent with the sale of the Crude Gathering System on October 1, 1999. Other than these hedging losses and the reduction in debt from the proceeds of the sale subsequent to September 30, 1999, there has been no significant changes to the Partnership's market risks as disclosed in the December 31, 1998 Form 10-K.

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

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits:

10.1 Waiver and Consent dated as of October 1, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc., ("Lender").

10.2 Amendment No. 6 to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent.

27        Financial Data Schedule for the Third Quarter of 1999.

     b.  Reports on Form 8-K:

     On October 15, 1999, the Partnership announced the completion on October 1, 1999 of the sale of the operating assets of the Crude
Gathering System to Sun.


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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   November 15, 1999     /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   November 15, 1999     /s/ George Percival
                              Principal Financial Officer

                              (Signing as Principal Financial
                              Officer)

                      PRIDE COMPANIES, L.P.
                           Exhibits to
                       Report to Form 10-Q

                        INDEX TO EXHIBITS
Exhibit Number
(Reference to
Item 601 of
Regulation S-K)
_________________

10.1 Waiver and Consent dated as of October 1, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc., ("Lender").

10.2 Amendment No. 6 to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent.

27        Financial Data Schedule for the Third Quarter of 1999.

EXHIBIT 10.1



                    VARDE PARTNERS, INC.
              3600 West 80th Street, Suite 425
                Minneapolis, Minnesota 55431



                     WAIVER AND CONSENT



                                   October 1, 1999


   Pride Companies, Inc.
   1209 N. 4th
   Abilene, Texas  79601

   Gentlemen:

          We refer to the Sixth Restated and Amended Credit Agreement dated as of December 30, 1997 among Pride Companies, L.P., as borrower (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc., as guarantors (the "Guarantors") and Varde Partners, Inc., as lender (the "Lender") (as heretofore amended, supplemented or modified, the "Credit Agreement"). Capitalized terms not otherwise defined in this Waiver and Consent have the meanings specified in the Credit Agreement.

          The Borrower has requested that the Lender (i) consent to the sale of the crude gathering business and related assets (the "Gathering Assets") of the Borrower and its Subsidiaries and, in connection therewith, to waive compliance with the covenants contained in Sections 7.7 and 7.9 of the Credit Agreement, (ii) waive compliance with the financial covenant contained in Section 6.2(d) of the Credit Agreement through and including December 31, 1999 to permit the Borrower to make certain additional Capital Expenditures and (iii) waive compliance with the financial covenant contained in Section 6.2(f) of the Credit Agreement through and including December 31, 1999. Accordingly, subject to the provisions contained herein, the Lender hereby (i) consents to the sale of the Gathering Assets as contemplated by the Purchase and Sale Agreement dated August 4, 1999 (the "Sun Purchase Agreement") among the Borrower and Pride SGP, Inc., as sellers, and Sun Pipe Line Services Co., a Delaware corporation, as buyer, (ii) waives compliance with Sections 7.7 and 7.9 of the Credit Agreement solely in connection with the sale of the Gathering Assets pursuant to the Sun Purchase Agreement, (iii) waives compliance with Section 6.2(d) of the Credit Agreement through and including December 31, 1999; provided, however, that Capital Expenditure may not exceed $1,250,000 for the Borrower's fiscal year ending December 31, 1999 and (iv) waives compliance with
   Section 6.2(f) of the Credit Agreement through and including
   December 31, 1999.

          In order to induce the Lender to enter into this Wavier and Consent, each of the Borrower and the Guarantors jointly and severally represents and warrants to the Lender that the Borrower has provided to the Lender a true and complete copy of the Sun Purchase Agreement; each of the representations and warranties of the Borrower and Pride SGP, Inc. set forth in
   Article 3 of the Sun Purchase Agreement is true and accurate; and the documents of release and termination presented by the Borrower to the Lender or the Collateral Agent for execution in connection with the closing under the Sun Purchase Agreement release and terminate the liens securing the Borrower's and its Subsidiaries' obligations under the Credit Agreement only with respect to the Gathering Assets and not with respect to any other property of the Borrower or any of its Subsidiaries. Any breach of the foregoing representations and warranties shall be deemed to be an Event of Default under the Credit Agreement.

          This Waiver and Consent shall become effective on the date on which (i) the Borrower, the Guarantors and the Lender shall each have executed and delivered this instrument, (ii) the Lender shall have received at least $15,000,000 in immediately available funds from the Borrower or its agent to be applied in accordance with the Credit Agreement, (iii) the closing of the sale of the Gathering Assets shall have occurred pursuant to the terms of the Sun Purchase Agreement as provided to the Lender, without any modifications or waivers thereof, except as disclosed to and approved by the Lender prior to such closing,
   (iv) Pride SGP, Inc. shall have duly executed and delivered to Lender that certain letter agreement dated September 1, 1999 between Lender and Pride SGP, Inc. regarding the application of the proceeds of the sale of the Gathering Assets in connection with the Sun Purchase Agreement, (v) the BankBoston Credit Agreement shall have been amended in a manner satisfactory to the Lender, (vi) no Default or Event of Default shall have occurred and be continuing before and after giving effect to this Waiver and Consent, (vii) the Borrower shall have paid to the Lender all reasonable expenses, fee and charges, including attorney's fees of Lender's counsel, Paul, Weiss, Rifkind, Wharton & Garrison and (viii) the Lender shall have received such other documentation and information as it may reasonably request.

          The parties hereto acknowledge and confirm that the Lender will maintain its first priority lien upon the proceeds of the sale of the Gathering Assets until such time as the Lender shall have confirmed receipt of at least $15,000,000 in immediately available funds from the Borrower or its agent.

          Except as specifically provided herein, the Credit Agreement and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. The execution, delivery and effectiveness of this Waiver and Consent shall not operate as a waiver of any right, power or remedy of the Lender under any of the Loan Documents, nor constitute a waiver of any provision of the Loan Documents except as set forth herein.

          The Borrowers agree to pay the Lender on demand for all costs, expenses and charges incurred in connection with the preparation, reproduction, execution, delivery, filing, recording and administration of this Waiver and Consent and any other instruments and documents to be delivered hereunder, including, without limitation, the fees and out-of-pocket expenses of counsel for the Lender with respect thereto and with respect to advising the Lender as to its rights and responsibilities under such documents, and all costs and expenses, if any, in connection with the enforcement of any such documents.

          This Waiver and Consent shall be governed by and construed in accordance with the laws of the State of New York
   (without reference to the conflicts of law provisions thereof).

          This Waiver and Consent may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Waiver and Consent by signing any such counterpart.

                              Very truly yours,

                              VARDE PARTNERS, INC.


                              By:_________________________________
                                  Name:
                                  Title:


   The Borrower and the Guarantors hereby consent to the provisions of this Waiver and Consent.

   PRIDE COMPANIES, L.P.
     By Pride Refining, Inc., its
     Managing General Partner


   By:__________________________________
       Name:
       Title:


   PRIDE REFINING, INC.


   By:_____________________________
       Name:
       Title:


   PRIDE SGP, INC.


   By:____________________________
       Name:
       Title:


   PRIDE BORGER, INC.


   By:____________________________
       Name:
       Title:


   PRIDE MARKETING OF TEXAS (CEDAR WIND), INC.

   By:____________________________
       Name:
       Title:

EXHIBIT 10.2

                         PRIDE COMPANIES, L.P.

               REVOLVING CREDIT AND TERM LOAN AGREEMENT

                            Amendment No. 6


     This Agreement, dated as of October 1, 1999, is among Pride Companies, L.P., a Delaware limited partnership (the "Company"), Pride SGP, Inc., a Texas corporation, Pride Refining, Inc., a Texas corporation, Pride Borger, Inc., a Delaware corporation, and Pride Marketing of Texas (Cedar Wind), Inc., a Texas corporation (collectively, the "Pride Entities"), BankBoston, N.A., Lehman Commercial Paper Inc. and Union Bank of California, N.A. (collectively, the "Lenders"), BankBoston, N.A., as agent (the "Agent") for itself and the other Lenders, and Lehman Commercial Paper Inc., as Documentation Agent (the "Documentation Agent") for itself and the other Lenders. The parties agree as follows:

1.  Reference to Credit Agreement; Background.

     1.1. Reference to Credit Agreement; Definitions. Reference is made to the Revolving Credit and Term Loan Agreement dated as of December 30, 1997, as amended by Amendment No. 1 thereto dated as of April 15, 1998, Amendment No. 2 thereto dated as of November 20, 1998, Amendment No. 3 thereto dated as of December 31, 1998, Amendment No. 4 thereto dated as of March 1, 1999 and Amendment No. 5 thereto dated as of April 15, 1999 (the "Credit Agreement"), among the Pride Entities, the Lenders, the Agent and the Documentation Agent. The Credit Agreement, as amended by the amendments set forth in Section 2 hereof (the "Amendment"), is referred to as the "Amended Credit Agreement." Terms defined in the Amended Credit Agreement and not otherwise defined herein are used herein with the meanings so defined.

     1.2. Background. The Company has requested that provisions of the Credit Agreement be amended or waived to permit and take account of the sale by the Company and Pride SGP, Inc. of the Company's crude oil gathering and related business and facilities pursuant to the Purchase and Sale Agreement dated August 4, 1999 (the "Sun Purchase Agreement") between the Company and Pride SGP, Inc., as sellers, and Sun Pipe Line Services Co., a Delaware corporation, as buyer, and for other purposes. The date of the closing of the purchase and sale under the Sun Purchase Agreement is hereinafter referred to as the "Sun Closing Date". The Lenders have agreed to such amendments and waivers on the conditions set forth herein.

2. Amendments to Credit Agreement. Subject to all of the terms and conditions hereof and in reliance upon the representations and warranties set forth or incorporated by reference in Section 4 hereof, the Credit Agreement is amended as provided in this Section 2. The amendments of the Credit Agreement set forth herein shall take effect as of the thirtieth day following the Sun Closing Date; provided, however, that the amendments set forth in Sections 2.4 and 2.7 and the consent and waivers set forth in Section 3 shall take effect on the Sun Closing Date; and provided, further, that unless the closing under the Sun Purchase Agreement shall have occurred on or prior to November 1, 1999 (or such later date as the Agent shall have approved), then the amendments, consent and waivers set forth in this Agreement shall not take effect.

     2.1. The definition of "Borrowing Base" set forth in Section 1.1 of the Credit Agreement is amended to read in its entirety as follows:

          "Borrowing Base" means, on any date, an amount equal to the sum of (without duplication):

               (a) 100% of Cash and Cash Equivalents of the Company held in Pledged Accounts;

               (b)  90% of Net Government Accounts Receivable;

               (c)  90% of Pre-approved Receivables;

               (d) 85% of Eligible Receivables and Uninvoiced Receivables not included in clause (b) or (c) above; provided, however, that to the extent that the aggregate amount of all Eligible Receivables and Uninvoiced Receivables included in this clause (d) are owed by any single account debtor and its Affiliates exceed ten percent of the aggregate amount of all Eligible Receivables and Uninvoiced Receivables included in this clause (d), such excess shall not be included in the calculation of the portion of the Borrowing Base provided in this clause (d), except with the prior written consent of the Agent;

               (e)  85% of Eligible Margin Deposits;

               (f) 85% of the future sales price, net of storage and transportation costs, of Hedged Eligible Inventory;

               (g)  80% of Eligible Inventory other than Hedged
          Eligible Inventory; plus

               (h)  100% of Paid but Unexpired Letters of Credit;

     provided, however, that there shall be deducted from the foregoing sum an amount equal to 50% of accounts payable of the Company arising in the ordinary course of business with respect to the purchase of crude oil and other petroleum products, excluding, without duplication, (i) accounts payable which have been deducted in calculating Eligible Receivables and Uninvoiced Receivables included in clauses (c) and (d) above and (ii) accounts payable of the Company arising in the ordinary course of business to the extent secured by Letters of Credit.

     2.2.  The definition of "Crude Royalties Payable" set forth in
Section 1.1 of the Credit Agreement is deleted in its entirety.

     2.3. Section 2.1.3 of the Credit Agreement is amended to read in its entirety as follows:

          2.1.3. Maximum Amount of Revolving Credit. The term "Maximum Amount of Revolving Credit" means the lesser of (a) $20,000,000 or (b) the amount (in an integral multiple of $1,000,000) to which the then applicable amount set forth in clause (a) shall have been irrevocably reduced from time to time by notice from the Company to the Agent.

     2.4. Section 6.5.4 of the Credit Agreement is amended to read in its entirety as follows:

          6.5.4. Capital Expenditures. The aggregate amount of Capital Expenditures of the Company and its Subsidiaries, determined on a Consolidated basis, for the fiscal year of the Company ending December 31, 1999 will not exceed $1,250,000. The aggregate amount of Capital Expenditures of the Company and its Subsidiaries, determined on a Consolidated basis, for each fiscal year of the Company ending on or after December 31, 2000 shall not exceed the sum of $1,200,000 plus the amount by which Capital Expenditures made in the immediately preceding fiscal year were less than $1,000,000.

     2.5. Section 6.6.10 of the Credit Agreement is amended by adding at the end thereof the following additional proviso: "provided, further, that the outstanding principal amount of the Varde Term Loan at no time shall exceed $6,000,000".

     2.6. Section 6.6.14 of the Credit Agreement is amended to read in its entirety as follows:

          6.6.14. Other Indebtedness outstanding on the date hereof and described in Exhibit 7.3 (excluding the Indebtedness to Diamond Shamrock Refining and Marketing Company referred to in
     Item 6 of Exhibit 7.3 and the Indebtedness to Varde referred to in Item 7 of Exhibit 7.3) and (except with respect to the Prior Credit Agreement, which shall be terminated on the Initial Closing Date) all renewals and extensions thereof not in excess of the amount thereof outstanding immediately prior to such renewal or extension.

     2.7. Section 6.10.1 of the Credit Agreement is amended by adding at the end thereof the following proviso:

     provided, that no Distribution shall be permitted under this
     Section 6.10.1 with respect to the Varde Securities unless and until the Varde Term Loan shall have been paid in full.

     2.8. Exhibit 10.1 to the Credit Agreement is amended to read in its entirety in the form of Exhibit 10.1 hereto.

3. Consent to Sale of Crude Oil Gathering Business; Waivers and Release. The Lenders hereby consent to the sale of the crude oil gathering business and related assets (the "Gathering Assets") of the Company and its Subsidiaries as contemplated by the Sun Purchase Agreement, subject to all of the terms and conditions hereof and in reliance upon the representations and warranties set forth or incorporated by reference in Section 4 hereof and subject also to the particular terms and conditions that:

          (a) Cash proceeds of the sale under the Sun Purchase Agreement shall be applied to reduce the outstanding principal amount of the Varde Term Loan to not more than $6,000,000; provided, that the conditions to such application set forth in
     Section 6.10.1 of the Amended Credit Agreement shall be satisfied; and provided, further, that up to $2,000,000 of such cash proceeds may be distributed to Pride SGP, Inc. as contemplated by the letter agreement dated September 1, 1999 among the Company, Pride SGP, Inc. and Varde, a copy of which is attached hereto as Exhibit A.

          (b) All Letters of Credit relating to the Gathering Assets will be terminated within 30 days following the Sun Closing Date. On the Sun Closing Date the Company will be in compliance with Borrowing Base and Maximum Amount of Credit limitations and all of the financial covenants of the Company set forth in Section
     6.5 of the Amended Credit Agreement (after giving effect to the amendment set forth in Section 2.5 hereof and the waivers set forth in Section 3 hereof).

          (c) The closing of the sale of the Gathering Assets shall occur pursuant to the terms of the Sun Purchase Agreement as provided to the Agent, without any modifications or waivers except as disclosed to and approved by the Agent prior to such closing.

          (d) The closing of the sale of the Gathering Assets shall occur not later than November 1, 1999 or such later date as the Agent shall have approved.

          (e) Varde shall have agreed to the sale of the Gathering Assets and authorized the release of liens on the Gathering
     Assets.

     In furtherance of such consent, and subject to the terms and conditions referred to above, each of the Lenders hereby waives the Default under Section 6.11 of the Credit Agreement which otherwise would be caused by the sale of the Gathering Assets pursuant to the Sun Purchase Agreement and, effective upon the closing of such sale, releases Pride Borger, Inc., a Delaware corporation, from all existing and future obligations in respect of the Credit Obligations and authorizes and directs the Agent to release such portion of the Credit Security as constitutes the Gathering Assets.

     In addition, subject to the terms and conditions referred to above, each of the Lenders hereby waives (a) any Default under Sections 6.5.5(a) and 6.5.5(b) of the Credit Agreement which may exist with respect to the fiscal quarter or period of three consecutive fiscal quarters ending September 30, 1999 and (b) the Default under
Section 6.10 of the Credit Agreement that would be caused by applying up to $2,000,000 of the cash proceeds of the sale under the Sun Purchase Agreement to a Distribution to Pride SGP, Inc. or by applying proceeds of the sale to pay the Varde Term Loan prior to the effectiveness of the amendment set forth in Section 2.3 hereof; provided that each such waiver shall be limited to such Defaults and shall not be construed to permit or to waive any similar or subsequent Default.

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

     4.2. Defaults. Immediately after giving effect on the Sun Closing Date to the amendments and waivers set forth in this Agreement which take effect on such date, no Default shall exist. Immediately after giving effect on the thirtieth day following the Sun Closing Date to the amendments set forth in this Agreement which take effect on such thirtieth day, no Default shall exist.

     4.3. Incorporation of Representations and Warranties of Company. Immediately after giving effect to this Agreement, the representations and warranties set forth in Section 7 of the Amended Credit Agreement will be true and correct as if originally made on and as of the Sun Closing Date (except to the extent of any representation or warranty which refers to a specific earlier date).

     4.4. Sale of Gathering Assets. The Company has provided to the Agent a true and complete copy of the Sun Purchase Agreement; each of the representations and warranties of the Company and Pride SGP, Inc. set forth in Article 3 of the Sun Purchase Agreement is true and accurate; and the documents of release and termination presented by the Company to the Agent or the Collateral Agent for execution in connection with the closing under the Sun Purchase Agreement release and terminate the Credit Security only with respect to the Gathering Assets and not with respect to any other property of the Company or any of its Subsidiaries.

5. Conditions. The effectiveness of each of the amendments set forth in Section 2 hereof and of the consent and waivers set forth in
Section 3 hereof shall be subject to the satisfaction on or before the Sun Closing Date of each of the following conditions:

     5.1. Officer's Certificate. The representations and warranties contained in Section 4 hereof shall be true and correct on and as of the Sun Closing Date with the same force and effect as though originally made on and as of the Sun Closing Date; immediately after giving effect to such amendments, no Default shall exist; no Material Adverse Change shall have occurred since December 31, 1998 except as previously disclosed by the Company in writing to the Lenders; and the Company shall have furnished to the Lenders on or before the Sun Closing Date a certificate to these effects signed by a Financial Officer of the Company.

     5.2. Proper Proceedings. All proper proceedings shall have been taken by each of the Pride Entities to authorize this Agreement, the Amended Credit Agreement and the transactions contemplated hereby and thereby. On or before the Sun Closing Date, the Agent shall have received copies of all documents, including legal opinions of counsel and records of corporate proceedings which the Agent may have requested in connection therewith, such documents, where appropriate, to be certified by proper corporate or governmental authorities.

     5.3. Varde. Varde shall have consented to the terms and conditions of this Agreement and shall remain committed to providing the Varde Revolving Loan subject to the terms and conditions thereof as currently in effect. The Lenders hereby consent to the Company's payment to Varde of $15,000,000 in sales proceeds under the Sun Purchase Agreement on the Sun Closing Date to be applied to the Varde Term Loan.

     5.4. Execution and Delivery. Each of the Pride Entities, the Lenders, the Agent and the Documentation Agent shall have executed and delivered this Agreement.

     5.5. Expenses. The Company shall have paid to the Agent all reasonable expenses, fees and charges payable to the Agent's counsel, Ropes & Gray.

     5.6. Certain Extensions of Credit. During the period commencing on the Sun Closing Date and ending on the date on which the amendment set forth in Section 2.3 hereof takes effect, the Company shall not request any Loan or Letter of Credit under Section 2 of the Amended Credit Agreement if (after giving effect to the termination of Letters of Credit scheduled to terminate during such period and any reimbursements of drawings under Letters of Credit for which the Company is holding funds) the effect of such Loan or Letter of Credit would be to cause the Company to fail to meet any of the conditions set forth in Section 6.10.1 of the Amended Credit Agreement on the effective date of the amendment set forth in Section 2.3 hereof.

     5.7. Cash Deposit. The cash paid to the Company under the Sun Purchase Agreement which is not applied to pay the Varde Term Loan or the Distribution to Pride SGP, Inc. permitted hereunder shall be deposited in the Company's deposit account with the Agent until required to pay obligations of the Company in respect of crude oil purchases and other current liabilities.

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

                            PRIDE COMPANIES, L.P.
                                 by Pride Refining, Inc., its
                                 Managing General Partner


                            By _____________________________________
                                  Title:


                            PRIDE REFINING, INC.


                            By _____________________________________
                                  Title:


                            PRIDE SGP, INC.


                            By _____________________________________
                                  Title:


                            PRIDE BORGER, INC.


                            By _____________________________________
                                  Title:


                            PRIDE MARKETING OF TEXAS (CEDAR
                            WIND), INC.


                            By _____________________________________
                                  Title:





                            BANKBOSTON, N.A., for Itself and as
                           Agent


                            By _____________________________________
                                  Authorized Officer


                            LEHMAN COMMERCIAL PAPER INC., for
                                 Itself and as Documentation Agent


                            By _____________________________________
                                  Authorized Signatory


                            UNION BANK OF CALIFORNIA, N.A.


                            By _____________________________________
                                  Authorized Officer

Consented to:

VARDE PARTNERS, INC.


By _________________________________
     Authorized Officer

                                                          EXHIBIT 10.1


                         PERCENTAGE INTERESTS


                        Principal Amount            Approximate
Lender            of Revolving Commitment       Percentage Interest
------            -----------------------       -------------------

BankBoston, N.A.          $6,200,000                     31%

Lehman Commercial          7,600,000                     38%
    Paper Inc.

Union Bank of
California, N.A.           6,200,000                     31%
                          ----------                    ----
    TOTAL                $20,000,000                    100%
                          ==========                    ====