Form 10-K
period 1999-12-31
PRIDE COMPANIES LP
filed 2000-04-17
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999
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

Registrant's telephone number, including area code:
(915) 677-5444

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

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Common Units outstanding as of March 27, 2000:4,950,000

     The aggregate market value of the 4,694,000 Common Units held by non-affiliates of the Partnership as of March 27, 2000 was approximately $587,000, which was computed using the closing sales price of the Common Units on March 27, 2000.

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

     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29.6 million in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5.3 million (the "Crude Gathering Sale"). See "- Crude Gathering System". Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods herein.

     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.

     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.

     The Partnership's principal business consists of marketing military aviation fuel, conventional gasoline and low sulfur diesel fuel. The San Angelo Pipeline transports products from the Abilene Terminal to Dyess Air Force Base ("Dyess") in Abilene and to the San Angelo Terminal. Prior to mothballing the Refinery, the Partnership operated the Aledo pipeline ("Aledo Pipeline") which transported product from the Abilene Terminal to the Aledo Terminal (southwest of Fort Worth, Texas).

     The Partnership's primary market area for refined products includes Central and West Texas and is a region that is not significantly served by the major refining centers of the Gulf Coast. Fina, Inc. ("Fina"), a competitor of the Partnership, currently has products pipeline access into Abilene, while the Partnership is the only supplier with a products pipeline into San Angelo. In April 1998, Equilon converted an existing crude pipeline into a products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel to the Abilene Terminal and Aledo Terminal for distribution to the Partnership's existing customers. In the Partnership's primary market area, product prices reflect a premium due to transportation costs required to import refined products from supply points outside of the market area. Joint Reserve - Fort Worth, Dyess, and certain other military installations have been long-time customers of the Partnership's military aviation fuel. Management anticipates that the Partnership will continue to bid for these and other military supply contracts in the future although recent volumes have declined from prior years due to increasing competition. See "- Partnership Operations and Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results." Gasoline and diesel tankage and sales facilities at the Aledo Terminal allow the Partnership access to the smaller communities west of the Dallas-Fort Worth ("DFW") market along Interstate 20 for conventional gasoline and the DFW market for low sulfur diesel fuel. See "- Markets and Competition" below.

Partnership Operations and Products

     Products Marketing Business. The Partnership receives refined products from Equilon at the Abilene Terminal and Aledo Terminal to market through its Products Terminals in Abilene, San Angelo, and Aledo. The Partnership transports refined products from the Abilene Terminal to Dyess in Abilene and to the Partnership's San Angelo Terminal through the San Angelo Pipeline. Prior to mothballing the Refinery, the Partnership operated the Aledo Pipeline that transported refined products from the Abilene Terminal to the Aledo Terminal. The Aledo Pipeline was idled in April 1998, since Equilon's pipeline is connected to the Aledo Terminal.

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

     Military aviation fuel delivered by the San Angelo Pipeline to Dyess is sold f.o.b. the Abilene Terminal with title passing to the purchaser as the product enters the pipeline. Prior to 1998, the Partnership had the only pipeline capable of delivering jet fuel directly into Dyess. In late 1997, Fina purchased Conoco's products terminal in Abilene and built its own pipeline from its terminal to Dyess that enables Fina to also deliver military aviation fuel by pipeline into Dyess.

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "- Markets and Competition" below. The expected volumes under the recently awarded contract are 52,270,000 gallons compared to 25,250,000 gallons under last year's contract; however, the margins under the new contract will be below last years contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results."

     The Partnership and its predecessors have been supplying products to Joint Reserve - Fort Worth and Dyess since the early 1960s. Management believes that there will continue to be strong demand for military aviation fuel in the Partnership's market area into the foreseeable future; however, due to increased competition, the amount of military aviation fuel supplied by the Partnership under the last two contracts, was at reduced volumes from contracts prior to 1998. Furthermore, future contracts may also be at reduced volumes. Dyess is an Air Combat Command facility, formerly a strategic air command facility, and the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under the contract that is effective from April 1, 1999 through March 31, 2000, the Partnership contracted to sell military aviation fuel to Dyess, Joint Reserve
- Fort Worth, E-Systems, Inc. in Greenville, Texas, and AASF in Dallas, Texas. Under the new contract that is effective from April 1, 2000 through March 31, 2001, the Partnership will supply military aviation fuel to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Joint Reserve - Fort Worth, E-Systems, Inc, AASF in Grand Prairie, Texas, AASF in Dallas, Texas, and Goodfellow Air Force Base in San Angelo, Texas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors."

     As previously mentioned, the Partnership had operated the Aledo Pipeline prior to purchasing refined petroleum products from Equilon. Since the Aledo Pipeline was no longer being utilized by the Products Marketing Business, the Partnership executed an agreement to sell the pipeline for $2.5 million to an unrelated third party on March 1, 2000. The closing date of the sale is expected to be July 1, 2000. The Partnership will receive cash at the time of closing of $100,000, a $1.9 million nonrecourse note and a $500,000 nonrecourse note. The $1.9 million nonrecourse note has a term of 7 years, accrues interest at 9.5% per annum and requires minimum installments of $31,000 per month. The $500,000 nonrecourse note also has a term of 7 years and accrues interest at 9.5% per annum; however, all interest and principal on this note is due on maturity. The net book value of the Aledo Pipeline is $1.5 million. Accordingly the Partnership expects to report a gain for financial purposes on the sale of approximately $951,000. For tax purposes, the Partnership had a net tax basis in the asset of $3.2 million as of December 31, 1999 and expects to report a loss of $655,000 on the sale.

     Crude Gathering System. Prior to October 1, 1999, the partnership's businesses included the Crude Gathering System.
The Crude Gathering System consisted of an 800-mile pipeline system, 425,000 barrels of crude oil, 40 truck injection stations, 101 trucks used to transport crude oil and other related equipment. For the first seven months of 1999, the Partnership gathered 38,110 barrels per day ("BPD") of crude oil.

     On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29.6 million in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5.3 million.

     Refining. Prior to March 22, 1998, the principal business of the Partnership was crude oil refining at its Refinery located approximately ten miles north of Abilene, Texas. The Refinery had a throughput capacity of 49,500 BPD and was permitted to process 44,500 BPD. For the first three months of 1998, the Refinery processed crude oil into refined products at an average rate of approximately 28,090 BPD.

     As a result of the mothballing of the Refinery, the Partnership wrote down such assets $40.0 million at December 31, 1997. In December 1998, the Partnership sold its diesel desulfurization unit for $3.1 million.

     The other processing units previously utilized by the Refinery are being held for sale. The timing of any such sale is uncertain.


Markets and Competition

 Fina, the Partnership's principal competitor in its primary market area, operates a products pipeline in the Abilene area. This competitor's pipeline originates in Big Spring, Texas (105 miles west of Abilene) and supplies Abilene, Midland, and Wichita Falls, Texas and the Midcontinent. However, the Partnership currently has the only products pipeline access to the San Angelo area. Retailers and jobbers who are not supplied by the Partnership or one of its exchange partners must truck their products into San Angelo from locations as far away as 90 to 200 miles. In April 1998, Equilon completed conversion of an existing crude pipeline into a products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel from the Gulf Coast to the Partnership's Abilene Terminal and Aledo Terminal, and the Partnership ships product from the Abilene Terminal to the San Angelo Terminal through the San Angelo Pipeline. Other Gulf Coast refiners ship their products primarily throughout the southeast and central United States. Total petroleum product demand for the Partnership's market area is determined by demand for conventional gasoline, low sulfur diesel fuel, and military aviation fuel. In the case of each product, however, demand tends to vary by locality and season. Aviation fuel consumption is from regional military and civilian air facilities.

 In February 1997, Fina and Holly Corp. ("Holly") announced that they would expand their products pipeline system in West Texas, New Mexico and Arizona and eventually bring refined products into these markets from Fina's Port Arthur, Texas refinery. The companies have completed the expansion, but are currently supplying the products pipeline system with refined products out of Fina's refinery in Big Spring and Holly's refinery in Artesia, New Mexico. The Partnership does not know when or if these two companies will bring refined products into the Partnership's primary market area from Fina's Port Arthur refinery or other Gulf Coast refineries.

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

 The Partnership sells gasoline to branded product companies and to unbranded dealers. Low sulfur diesel fuel is primarily sold to truck stops and end users with a limited amount sold to other branded product companies. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells or exchanges diesel, conventional gasoline, and military aviation fuel, depending on local market needs throughout the region. Some of the marketers in the area that purchase from or exchange refined products with the Partnership include Chevron, Citgo, Conoco, Equiva, Exxon, Phillips, Star Enterprise and Ultramar Diamond Shamrock ("UDS"). The Partnership has one exchange agreement and two sales agreements with these companies for product supplied out of the Abilene Terminal; four exchange agreements and two sales agreements with these companies for products supplied out of the San Angelo Terminal; and one exchange agreement and one sales agreement with these companies for product supplied out of the Aledo Terminal. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Texas, Lubbock, Texas, Midland/Odessa, Texas, and Wichita Falls, Texas without incurring transportation costs to these cities. Prior to March 31, 2000, the Partnership had operated several retail fueling facilities.

 Prior to October 1, 1999, the Partnership had marketed to third parties the crude oil it previously sold to the Refinery. These third parties included other refiners and companies that bought, sold and exchanged crude oil. The Partnership entered into two two-year contracts to sell Gary-Williams Energy, Corporation (Gary-Williams) beginning in April 1998 and UDS beginning in August 1998, a portion of the crude oil previously sold to the Refinery. Such contracts were assumed by Sun as part of the Crude Gathering Sale.


Customers

 One of the Partnership's major customers is the Defense
Energy Support Center ("DESC").  Revenues from the DESC comprised
13.6%, 26.4% and 22.0% of total revenues from continuing operations in 1999, 1998 and 1997, respectively. At December 31,
1999, the Partnership had $283,000 in receivables from the DESC.


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

 In connection with the Agreement, the Partnership mothballed its Refinery, but will continue to utilize the terminal and storage facilities at the Refinery for a refined products terminalling facility (the Abilene Terminal). See also "Financial Condition - Financial Resources and Liquidity." The Partnership believes that cash flows will likely be less volatile since the Agreement will result in more stable product margins and eventually decrease the Partnership's exposure to volatility in refining margins. The Partnership also believes that the Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

Employees

 As of December 31, 1999, the Partnership had 39 employees, in the Products Marketing Business.

Environmental Matters

 The Partnership's activities involve the transportation, storage, and marketing of refined petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. For the year ended December 31, 2000, the Partnership expects to spend $212,000 related to an investigative study by the Texas Natural Resource Conservation Commission. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results" and "Legal Proceedings."

Forward Looking Statements

 This Form 10-K contains certain forward looking statements.
Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations, and (v) fluctuations in refined product prices and their impact on working capital and the borrowing base under the Partnership's credit agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition."

Item 3. Legal Proceedings

 On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America (DESC) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership seeks recovery of the difference between the fair market value of the jet fuel and the amount originally paid by the DESC for such jet fuel. The ultimate outcome of this matter cannot presently be determined.

 The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of security holders during fiscal year 1999.

                              PART II

Item 5. Market for Partnership's Common Units and Related
Unitholder Matters

 The Partnership's Common Units are currently traded on the NASDAQ OTC bulletin board under the symbol PRDE. Prior to August 17, 1998, the Partnership was listed on the New York Stock Exchange but was delisted for failing to meet certain listing requirements. The following tables set forth, for the periods indicated, the high and low closing prices of the Common Units in 1998 as reported on the New York Stock Exchange Composite Tape and the high and low bid information of the Common Units in 1999 and 1998 on the NASDAQ OTC bulletin board. Quotations on the NASDAQ OTC bulletin board reflect interdealer, without retail mark-up, mark-down, or commission, prices and may not necessarily represent actual transactions. No distributions were made on the Common Units during the past two fiscal years.


New York Stock Exchange Composite Tape
--------------------------------------

     1998                    HIGH        LOW
     ____                    ----        ---
First Quarter              $ 2.00      $ 1.31

Second Quarter               1.56        1.00

Third Quarter thru 8/14/98   1.13        0.44


NASDAQ OTC Bulletin Board
-------------------------
                             HIGH        LOW
Third Quarter beginning      ----        ---
     8/20/98               $ 0.50      $ 0.25

Fourth Quarter               0.41        0.13


    1999                     HIGH        LOW
    ____                     ____        ___

First Quarter              $ 0.19      $ 0.06

Second Quarter               0.50        0.13

Third Quarter                0.33        0.09

Fourth Quarter               0.17        0.11


 The Unsecured Note A is convertible into 477,000 Common
Units, and the Partnership's Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity."
Through December 31, 1999, these securities had total accumulated arrearages of $3.3 million.

 Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial common unitholders of the Partnership at December 31, 1999 to be approximately 4,200.

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

 The earnings per unit amounts prior to 1997 have been restated as required to comply with Statement of Financial
Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per unit, see the notes to the consolidated financial statements.

 The income statement data and balance sheet data for prior years has been restated to reflect the Crude Gathering System as a discontinued operation.

(The following table should be printed on 14" x 8.5" paper)

                                                 SELECTED FINANCIAL DATA<F12>
                                 (In thousands, except per unit amounts and footnote amounts)

                                                            Year Ended December 31,
                                             -----------------------------------------------------------------
                                                1995         1996         1997          1998          1999
                                                ----         ----         ----          ----          ----
Income Statement Data:
  Revenues
    Products Marketing Business <F1>         $ 235,136     $ 294,328    $ 277,179    $ 121,189    $ 130,604
  Costs of sales and operating
    expenses, excluding depreciation           231,201       291,502      266,918      115,454      126,424
  Refinery closure costs                            -             -       41,396<F3>        -
  Marketing, general and administrative
    expenses                                     5,707         5,512        4,769        3,761        3,700
  Depreciation                                   4,952         4,972        4,955        1,422        1,496
                                              --------      --------     --------     --------     --------
  Operating income (loss)                       (6,724)       (7,658)     (40,859)         552       (1,016)
                                              --------      --------     --------     --------     --------
  Other net                                        176           156          558          322          505
  Interest expense                              (5,981)       (5,319)      (4,829)      (5,647)<F4>  (5,095)<F4>
  Credit and loan fees <F5>                     (1,528)       (1,388)      (1,242)      (1,646)      (2,080)
                                              --------      --------     --------     --------     --------
  Net loss from continuing operations          (14,057)      (14,209)     (46,372)      (6,419)      (7,686)
  Discontinued operations <F12>:
    Income (loss) from operations of
      the Crude Gathering System prior
      to August 1, 1999                          5,440         7,794        1,341       (2,138)<F2>     269<F2>
    (Loss) on disposal                               -             -            -            -         (251)
                                              --------      --------     --------     --------     --------
  Net loss                                   $  (8,617)    $  (6,415)   $ (45,031)   $  (8,557)   $  (7,668)
                                              ========      ========     ========     ========     ========



  Before conversion <F6>:
    Basic and diluted net loss from
      continuing operations per unit:
        Preferred Unit                       $   (1.38)    $   (1.40)   $       -    $       -    $       -
        Old Common Unit                      $   (1.38)    $   (1.40)   $       -    $       -    $       -

    Basic and diluted net income from
      discontinued operations per
      unit:
        Preferred Unit                       $     .53     $     .77    $       -    $       -    $       -
        Old Common Unit                      $     .53     $     .77    $       -    $       -    $       -

    Basic and diluted net loss per Unit:
      Preferred Unit                         $   (0.85)    $   (0.63)   $       -    $       -    $       -
      Old Common Unit                        $   (0.85)    $   (0.63)   $       -    $       -    $       -

  After conversion <F6>:
    Basic and diluted net loss per Common
      Unit:
        Net loss from continuing
          operations                         $   (2.78)    $   (2.81)   $   (9.18)   $   (1.62)   $   (1.89)
        Net income (loss) from
          discontinued operations            $    1.07     $    1.54    $     .26    $    (.42)   $       -
                                              --------      --------     --------     --------     --------
          Net loss                           $   (1.71)    $   (1.27)   $   (8.92)   $   (2.04)   $   (1.89)
                                              ========      ========     ========     ========     ========
  Numerator:
  Net loss from continuing operations        $ (14,057)    $ (14,209)   $ (46,372)   $  (6,419)   $  (7,686)
  Preferred distributions<F7>                        -             -            -       (1,763)      (1,854)
                                              --------      --------     --------     --------     --------
  Net loss from continuing operations
    less preferred distributions               (14,057)      (14,209)     (46,372)      (8,182)      (9,540)
  Net loss from continuing operations
    allocable to 2% general partners'
    interest                                      (281)         (284)        (928)        (163)        (191)
                                              --------      --------     --------     --------     --------
  Numerator for basic and diluted
    earnings per unit from continuing
    operations                               $ (13,776)    $ (13,925)   $ (45,444)   $  (8,019)   $  (9,349)
                                              ========      ========     ========     ========     ========
  Net income (loss) from discontinued
    operations                               $   5,440     $   7,794    $   1,341    $  (2,138)   $      18
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                             109           156           27          (43)           -
                                              --------      --------     --------     --------     --------
  Numerator for basic and diluted
    earnings per unit from discontinued
    operations                               $   5,331     $   7,638    $   1,314    $  (2,095)   $      18
                                              ========      ========     ========     ========     ========
  Numerator for basic and diluted
    earnings per unit                        $  (8,445)    $  (6,287)   $ (44,130)   $ (10,114)   $  (9,331)
                                              ========      ========     ========     ========     ========
  Cash distributions declared per
    Common Unit                              $       -     $       -    $       -    $       -    $       -

  Denominator <F8>:
  Denominator for basic and diluted
    earnings per unit before
    conversion <F6>:
      Preferred Units                            4,700         4,700           -             -            -
      Old Common Units                           5,250         5,250           -             -            -
  Denominator for basic and diluted
    earnings per unit after
    conversion <F6>:
      Common Units                               4,950         4,950         4,950       4,950        4,950

Balance Sheet Data (at end of period):
  Net property, plant and equipment          $  75,294     $  70,993     $  19,793   $  17,518    $  16,621
  Total assets                                 107,822       111,587        64,804      44,107       47,506
  Long-term debt (including current
    maturities) <F9>                            50,623        51,098        37,465      39,594       25,799
  Redeemable preferred equity                        -             -        19,529      19,529       17,079 <F10>
  Partners' capital (deficiency)                36,013        29,598       (15,433)    (23,990)     (28,514)<F10>

Operating Data Continuing Operations (BPD):
  Products Marketing Business
    Product sales                                                                       13,267<F11>  14,783
  Refinery
    Crude oil throughput                        29,806        32,555       31,449       28,090<F11>       -
    Products refined                            29,031        31,681       30,619       27,438<F11>       -
  Products System
    Transportation volumes                      15,585        13,509       11,415        7,335<F11>       -


<F1>
Prior to mothballing the Refinery on March 22, 1998, this data represents information for the Refinery and products pipelines and terminals.
<F2>
Discontinued operations for 1998, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.  Discontinued operations for 1999 included the reversal of a $1,197,000 lower of cost or market inventory adjustment since the market value of the crude oil was more than its carrying value.
<F3>
Refinery closure costs for the year ended December 31, 1997 includes a $40,000,000 noncash charge for impairment of fixed assets, $1,750,000 related to closure of the Refinery and related severance costs, and $367,000 related to the writeoff of certain Refinery assets offset by $721,000 in accruals that were reversed as a result of the Refinery being mothballed.
<F4>
Since a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt.  Interest expense in 1998 and 1999 reflects an accrual of $1,030,000 and
$315,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
<F5>
Credit and loan fees include costs associated with the restructuring and refinancing of the Partnership of $873,000,
$1,064,000, $613,000, $1,325,000 and $1,761,000 for 1995, 1996, 1997, 1998 and 1999, respectively.
<F6>
On December 31, 1996 after the market closed the convertible preferred limited partner units ("Preferred Units") were converted to Common Units on a one-for-one basis.  At the same time, existing common limited partner units ("Old Common
Units") were converted to Common Units on a one-for-twenty-one reverse unit split.  The "Before Conversion" section reflects the per unit information based on both the outstanding Preferred Units and Old Common Units, whereas the "After
Conversion" section reflects the pro forma per unit information based on the outstanding Common Units.
<F7>
Since cash distributions were not paid on the preferred equity, the preferred equity accumulated arrearages of
$1,763,000 and $1,854,000 for the year ended December 31, 1998 and 1999, respectively.
<F8>
In 1997, 1998 and 1999, the calculations of diluted earnings per unit exclude 300,000, 300,000 and 284,000, respectively, officer and employee unit appreciation rights and 2,987,000, 3,027,000 and 2,751,000, respectively, units attributed to the convertible preferred equity and convertible debt because the effect would be antidilutive. The calculation for those three years also exclude 70,000 director unit appreciation rights because the plan states they will be settled for cash.
<F9>
At December 31, 1995, 1996, 1997, 1998 and 1999 current maturities were $3,330,000, $6,412,000, $1,938,000, $65,000 and
$25,799,000, respectively.
<F10>
In connection with the Crude Gathering Sale, Pride SGP exchanged certain assets, receivables, and the Series E and F
Preferred Units for cash and Subordinate Preferred Units which are included in Partners' capital (deficiency) for the year ended December 31, 1999.  See "- Management's Discussion and Analysis of Financial Conditions and Results of
Operation - Factors and Trends Affecting Operating Results - Other Factors."
<F11>
Due to the Refinery being mothballed on March 22, 1998, the operating data in 1998 for the Products Marketing Business is for the period April 1, 1998 through December 31, 1998 and for the Refinery and Products System is for the period
January 1, 1998 through March 31, 1998.
<F12>
The Crude Gathering System segment was sold on October 1, 1999.  Accordingly, the segment has been presented as discontinued operations for all periods.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                      Results of Operations

General

 The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

 As a result of mothballing the Refinery at the end of the first quarter of 1998 and the Crude Gathering Sale on October 1, 1999, the Partnership's operating results for the Products Marketing Business now depend principally on (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Equilon and (ii) the sales volume at the Products Terminals. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets. Due to the change in its core business, a comparison of the Products Marketing Business to the Refinery and the prior products pipeline business ("Products System") would not be meaningful and, therefore, is not included with this Form 10-K.

 Prior to mothballing the Refinery and entering into the Equilon Agreement, the Partnership's operating results depended principally on (i) the rate of utilization of the Refinery, (ii) the margins between the prices of its refined petroleum products and the cost of crude oil and (iii) the volume throughput on the Products System.

 The Crude Gathering System was sold on October 1, 1999 and accordingly the Crude Gathering System is treated as a discontinued operation in the financial statements of the Partnership. The Crude Gathering System's operating results depended principally on (i) the volume of throughput on and margins from the transportation and resale of crude oil from the Partnership's Crude Gathering System and (ii) the amount of crude oil produced in the areas the Partnership gathered. Margins from the Crude Gathering System were influenced by the level of competition and the price of crude oil. When prices were higher, crude oil could generally be resold at higher margins. Additionally, transportation charges trended upward when higher crude oil prices resulted in increased exploration and development. Conversely, when crude oil prices decreased, exploration and development declined and margins on the resale of crude oil as well as transportation charges tended to decrease.

 From April 1998 to September 1999, the Partnership sold crude oil to third parties that in the past would have been refined at the Refinery. The gross margin per barrel from such sales was based in part on the sales price of crude oil above the Partnership's posted price for the purchase of such crude oil (the "Premium").

 Prior to April 1998, a substantial portion of the crude gathered by the Crude Gathering System was sold to the Refinery. The total intrasystem pricing of crude oil between the Refinery and the Crude Gathering System included an intracompany premium (the "Intracompany Premium"), the Partnership's posted price and transportation costs. An increase in the Intracompany Premium for crude oil had a negative impact on the Refinery and a positive impact on the Crude Gathering System. On the other hand, a decrease in the Intracompany Premium for crude oil had a positive impact on the Refinery and a negative impact on the Crude Gathering System. For the first three months of 1998 and the year ended December 31, 1997, the average Intracompany Premium for crude oil was $1.72 and $1.91, respectively.

 In evaluating the financial performance of the Partnership, management believes it is important to look at operating income excluding depreciation in addition to operating income which is after depreciation. Operating income excluding depreciation measures the Partnership's ability to generate and sustain working capital and ultimately cash flows from operations. However, such measure is before debt service, so it does not indicate the amount available for distribution, reinvestment or other discretionary uses. Gross revenues primarily reflect the level of crude oil prices and are not necessarily an accurate reflection of the Partnership's profitability. Also important to the evaluation of the Refinery's performance were barrels of crude oil refined, gross margin (revenue less cost of crude) per barrel, and operating expenses per barrel excluding depreciation.

Year ended December 31, 1999 compared with year ended December
31, 1998.

 General. Net loss for the year ended December 31, 1999 was $7.7 million compared to net loss of $8.6 million for the year ended December 31, 1998. The improvement for the year ended December 31, 1999 was due to improved results from the discontinued operation which was partially offset by weaker results in the continuing operations.

 Continuing Operations (Products Marketing Business). Net loss from continuing operations was $7.7 million for the year ended December 31, 1999 compared to $6.4 million for the year ended December 31, 1998. The results for the year ended December 31, 1998 were stronger due to the results for the Refinery in the first quarter of 1998 and the lower credit and loan fees for the year ended December 31, 1998. Credit and loan fees for the year ended December 31, 1999 increased due to certain deferred financing costs being amortized over a shorter period as a result of the new maturity date of the BankBoston facility (See "- Financial Condition"). The stronger operating results for the year December 31, 1998 were partially offset by lower interest expense for the year ended December 31, 1999 due to the payment of $15.0 million on the A Term Loan (See "- Financial Condition") and increased interest income for the year ended December 31, 1999 resulting from the proceeds of the sale of the Crude Gathering System.

     Operating loss, depreciation expense, and operating income excluding depreciation from continuing operations was $1.0 million, $1.5 million and $480,000, respectively, for the year ended December 31, 1999. Operating income from continuing operations was $552,000 for the year ended December 31, 1998 which included operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense from continuing operations was $1.4 million for the year ended December 31, 1998 which included depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income excluding depreciation from continuing operations was $2.0 million for the year ended December 31, 1998 which included operating income excluding depreciation of $1.4 million from the Refinery and Products System for the first three months of 1998. During the year ended December 31, 1999, the Partnership marketed 14,783 BPD of refined products compared to 17,046 BPD for the year ended December 31, 1998. For the last nine months of 1998 which excludes the Refinery and Products System, the Partnership marketed 13,267 BPD of refined products. The net margin per barrel for the year ended December 31, 1999 was negative $0.19 compared to positive $0.09 for the year ended December 31, 1998. For the last nine months of 1998 which excludes the Refinery and Products System, the net margin per barrel was negative $0.12. Although the amount of refined products sold each day improved for the year ended December 31, 1999 from the last nine months of 1998, such improvement was not enough to offset certain temporary discounts Equilon gave the Partnership during the last nine months of 1998 as concessions for the startup problems it experienced when it began operating the new refined products pipeline.

 Discontinued Operations (Crude Gathering System). Net income from discontinued operations was $269,000 for the seven months ended July 31, 1999 compared to a loss of $2.1 million for the year ended December 31, 1998. Net income from discontinued operations for the year ended December 31, 1999 included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at September 30, 1999, whereas, net loss from discontinued operations for the year ended December 31, 1998 included a negative $1.2 million lower of cost or market adjustment since the market value of the crude oil owned by the Partnership was less than its carrying value at December 31, 1998. The results from discontinued operations for the seven months ended July 31, 1999 included $944,000 in higher costs of sales due to hedging losses. See "Quantitative and Qualitative Disclosure About Market Price."
The volume of crude oil gathered by the Crude Gathering System decreased to 38,110 BPD for the first seven months of 1999 from 43,508 BPD for the year ended December 31, 1998 due to the elimination of marginal contracts and lower crude oil production in the field. For the seven months ended July 31, 1999, net margin increased to $0.12 per barrel from negative $0.04 per barrel for the year ended December 31, 1998, which is primarily a result of the lower of cost or market adjustments discussed earlier.
     The Partnership also realized a loss for the year ended December 31, 1999 on the disposal of the discontinued operations of $251,000, which includes operating losses incurred after the measurement date of August 1, 1999 and prior to the disposal date of October 1, 1999. From August 1, 1999 through October 1, 1999, the Partnership incurred $1.3 million in higher costs of sales due to hedging losses which was offset by the gain realized on the sale of the crude oil to Sun on October 1, 1999.

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

     Continuing Operations (Products Marketing Business). Non-operating expenses of the continuing operations increased $1.5 million for the year ended December 31, 1998 as compared to the same period in 1997 due to increased interest expense and credit and loan fees. Interest expense of the continuing operations increased $818,000 which is attributable to higher interest rates under the new credit facilities executed December 31, 1997. Credit and loan fees of the continuing operations increased for the year as a result of the amortization of deferred financing costs associated with the refinancing that occurred on December 31, 1997.

 Operating income from continuing operations for the year ended December 31, 1999 was $552,000 which includes operating income of $1.0 million from the Refinery and Products System for the first three months of 1998. Depreciation expense from continuing operations was $1.4 million for the year ended December 31, 1998 which includes depreciation expense of $368,000 from the Refinery and Products System for the first three months of 1998. Operating income before depreciation from continuing operations was $2.0 million for the year ended December 31, 1998 which includes operating income before depreciation of $1.4 million from the Refinery and Products System for the first three months of 1998. During the last nine months of 1998, the Partnership marketed 13,267 BPD of refined products through the Products Marketing Business. For the first three months of 1998, the Partnership marketed 28,669 BPD through the Refinery and Products System. The gross margin per barrel for the last nine months of 1998 for the Products Marketing Business was $1.82. The gross margin per barrel for the first three months of 1998 for the Refinery was $1.88.

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

 Operating loss for the Refinery and Products System was $40.9 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income for the Refinery and Products System was $537,000 for the year ended December 31, 1997. Depreciation expense for the Refinery and Products System was approximately $5.0 million for the year ended December 31, 1997. Operating loss before depreciation for the Refinery and Products System was $35.9 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income excluding depreciation for the Refinery and Products System was $5.5 million for the year ended December 31, 1997.

 Operating income, depreciation expense and operating income before depreciation for the Products System was $655,000, $870,000 and $1.5 million, respectively, for the year ended
December 31, 1997. Total transportation volumes were 11,415 for the year ended December 31, 1997.

 Operating loss for the Refinery was $41.5 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating loss for the Refinery was $118,000 for the year ended December 31, 1997. Depreciation expense for the Refinery was $4.1 million for the year ended December 31, 1997. Operating loss excluding depreciation for the Refinery was $37.4 million for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating income excluding depreciation for the Refinery was $4.0 million for the year ended December 31, 1997.

 Refinery gross margin per barrel was $1.76 for the year ended December 31, 1997. Refinery throughput averaged 31,449 BPD for the year ended December 31, 1997. Operating expenses per barrel before depreciation were $4.61 for the year ended December 31, 1997. Excluding the $41.4 million of costs associated with ceasing Refinery operations, operating expenses per barrel excluding depreciation were $1.00 for the year ended December 31, 1997.

 Discontinued Operations (Crude Gathering System). Net loss from discontinued operations was $2.1 million for the year ended December 31, 1998 compared to net income of $1.3 million for the year ended December 31, 1997 due to a decline in crude gathering margins. For the year ended December 31, 1998, the Premium for crude oil sold to third parties was lower than the Intracompany Premium and transportation revenue received from the Refinery for the same period in 1997. In addition, net loss from discontinued operations for the year ended December 31, 1998 included a $1.2 million lower of cost or market inventory adjustment due to the decline in inventory values. Due to the elimination of several marginal contracts, the volume of crude oil gathered by the Crude Gathering System decreased to 43,508 BPD for the year ended December 31, 1998 from 51,305 BPD for the year ended December 31, 1997.


Factors and Trends Affecting Operating Results

 A number of factors have affected the Partnership's operating results, both indirectly and directly, such as environmental compliance, other regulatory requirements, industry trends, price of crude oil and, with respect to certain products, seasonality and weather. The Managing General Partner expects that such conditions will continue to affect the Partnership's business to varying degrees in the future. The order in which these factors are discussed is not intended to represent their relative significance.

 Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. See "Business and Properties - Environmental Matters." In addition, the Partnership plans to spend approximately $459,000 in 2000 and 2001 on several projects to maintain compliance with various other environmental requirements including $212,000 related to an investigative study by the Texas Natural Resource Conservation Commission and $100,000 related to the cleanup of an existing crude oil leak. The remaining $147,000 is for various normal operating expenses to be incurred in the ordinary course of business.

 The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the cost to comply with this study approximates $212,000 and has accrued for this amount at December 31, 1999. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

 Effective January 1, 1995, the Clean Air Act Amendment of
1990 required that certain areas of the country use reformulated gasoline ("RFG"). The Abilene and San Angelo market areas do not require RFG. Collin, Dallas, Denton, and Tarrant Counties, which comprise the Dallas-Fort Worth ("DFW") metroplex area, do require RFG; however, the Partnership's Aledo Terminal lies outside this area and is allowed to supply conventional gasoline that is not destined for sale in these four counties. Beginning January 1, 2002, the Aledo Terminal will also be subject to the RFG requirement. In addition to the requirement for RFG in certain areas, new but much less restrictive regulations took effect that impose new quality standards for conventional gasoline in the rest of the country. Management does not believe that these have had or will have a material adverse effect on the Partnership's operations.

 After the Crude Gathering Sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including five on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $100,000 accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.

 Other Regulatory Requirements. The Partnership is subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Railroad Commission, Texas Natural Resource Conservation Commission, and United States Environmental Protection Agency.

 Industry Trends and Price of Crude Oil. Prior to the Crude Gathering Sale, industry trends and the price of crude oil affected the Partnership's crude gathering business. In the three years prior to October 1, 1999, the posting price for WTI crude oil had varied from approximately $8.25 to $25.00 per barrel. The general level of crude oil prices had a significant effect on the margins in the crude gathering business. Margins from the Crude Gathering System were influenced by the level of competition and the price of crude oil. When prices were higher, crude oil could generally be resold at higher margins. The Partnership is also impacted by fluctuations in the cost of products purchased from Equilon versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets.

 Seasonality and Weather. Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north.

 Other Factors. The United States Government awarded the Partnership the right to supply 52,270,000 gallons of military aviation fuel for the contract period that begins April 1, 2000 and ends March 31, 2001. The award is for deliveries to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Joint Reserve - Fort Worth, Texas, E-Systems, Inc. in Greenville, Texas, AASF in Grand Prairie, Texas, AASF in Dallas, Texas, and Goodfellow Air Force Base in San Angelo, Texas. The contract is a 107% increase over the volumes that it supplied under the contract which began April 1, 1999 and ends March 31, 2000; however, margins under the new contract will be below last year's contract. See "Business and Properties - Partnership Operations and Products."

 On October 1, 1999, the Partnership completed the sale of the Crude Gathering System operating assets to Sun. The Partnership received $29.6 million in cash proceeds from the sale and Sun assumed certain indebtedness in the amount of $5.3 million. The sales price was determined based on a purchase price of $24.9 million plus the value of the inventory which was $10.0 million on October 1, 1999. The net proceeds were applied as follows: $15.0 million principal payment on the A term loan (See "- Financial Condition - Financial Resources and Liquidity"), $2.0 million was paid to Pride as part of the exchange and $10.0 million net of transaction and exit costs of $2.6 million was retained for working capital.

 The assets sold included an 800-mile pipeline system, 425,000 barrels of crude oil, 40 truck injection stations, 101 trucks used to transport crude oil and other related equipment.

 In connection with the Crude Gathering Sale, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2.1 million, (d) the Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Cumulative Preferred Units ("Series F Preferred Units") in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and (z) newly issued subordinated preferred units ("Subordinated Preferred Units") in the face amount of $3.1 million. See "- Financial
Condition - Financial Resources and Liquidity."

                       Financial Condition

Inflation

 Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

 With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. Effective on the close of business on September 30, 1998 and extending to December 31, 1999, Equilon maintains the refined products inventory in tanks leased to Equilon by the Partnership at the Partnership's marketing facilities. As a result, the Partnership purchases product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduces the lag between the time the Partnership must pay Equilon for the product, 10 days after the sale, and the time the Partnership receives payment from its customers. Beginning January 1, 2000, the Partnership will reimburse Equilon its carrying costs of inventory, including interest costs.

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

 The BankBoston Revolver, as amended, is a $10.0 million facility and provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by certain payables for refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $7.6 million as of December 31, 1999.

 The BankBoston facility matures January 2, 2001. Though no advances had been drawn under the letter of credit facility at December 31, 1999, the Partnership did have approximately $7.7 million in outstanding letters of credit. The Partnership had $18,000 in advances under the BankBoston Revolver for direct cash borrowings as of December 31, 1999. The fee on outstanding letters of credit was 2.5% per annum as of December 31, 1998. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 8.5% at December 31, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of $50,000 per annum and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston also charged a $75,000 amendment fee related to an amendment that became effective April 15, 1998 and will be paid $100,000 related to an amendment that became effective April 15, 1999.

 As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind and proceeds from the Crude Gathering Sale being applied to the A Term Loan, Varde now holds an A Term Loan of $5.0 million, B Term Loan of $11.8 million, C Term Loan of $5.7 million and Subordinate Note A of $3.0 million as of December 31, 1999.

 Under the amended terms, cash interest payments on the Varde Revolver and A Term Loan are limited to $2.5 million per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan, Subordinate Note A, and distributions on Varde's preferred securities will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4.3 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $4.3 million of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 477,000 Common Units and bears interest at prime plus one percent.

 Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense in 1999 and 1998 reflect an accrual of $315,000 and $1.0 million, respectively, which is based on the difference between the effective interest rates and the stated rates. As a result of the cash interest payment limitations, it is likely that all interest on the B Term Loan, C Term Loan, and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure.

 Effective April 15, 1999, the Partnership has a $3.0 million revolving credit facility with Varde ("Varde Revolver").
Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowing under the Varde Revolver as of December 31, 1999. Cash advances under the Varde Revolver mature January 2, 2001.

     Fees paid to Varde in the form of additional Series B Term
Loans were $150,000 in 1998 and $100,000 in 1999.


     The A Term Loan is due on December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. As previously mentioned, the Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde Agreement as well as make payments of excess cash flow for the preceding year. Varde agreed to forego all regular principal payments in 1998 and 1999. However, as previously mentioned in connection with the Crude Gathering Sale, the Partnership applied $15.0 million of the cash proceeds to the A Term Loan on October 1, 1999. As a result of applying $15.0 million from the Crude Gathering Sale to the A Term Loan and required scheduled principal amortization on the A Term Loan, the A Term Loan could be paid off as early as December 31, 2000 even though the loan matures on December 31, 2002. The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim and certain other transactions including asset sales. See "Legal Proceedings."

 During the year ended December 31, 1999, the Partnership had drawn up to approximately $4.2 million and $1.9 million on the BankBoston Revolver and Varde Revolver, respectively. The weighted average amount outstanding under the BankBoston Revolver and Varde Revolver was approximately $110,000 and $514,000, respectively. The weighted average interest rate during the 1999 period for the BankBoston Revolver was approximately 9.5%. The Varde Revolver accrues interest at the rate of 11.0% per annum. During the year ended December 31, 1998, the Partnership had drawn up to approximately $9.8 million and $3.5 million on the BankBoston Revolver and Varde Revolver, respectively. The weighted average amount outstanding under the BankBoston Revolver and Varde Revolver was approximately $1.7 million and $739,000, respectively. The weighted average interest rate during the 1998 period for the BankBoston Revolver was approximately 10.2%. The Varde Revolver accrues interest at the rate of 11.0% per annum.

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

 On December 31, 1997, certain members of management invested an aggregate of $2.0 million in the form of a note payable to Varde and received a one-third economic non-directive interest in $6.0 million of the B Term Loan, C Term Loan, Subordinate Note A, Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and Series D Cumulative Convertible Preferred Units ("Series D Preferred Units"). The note payable to Varde is secured by management's interest in such securities. Any cash yield on management's share of such securities is paid to Varde as interest, net of applicable federal income tax.

 Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and holders of the preferred equity securities.

 In conjunction with Varde's assumption of the previous bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units which are all redeemable on December 31, 2002. The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. During the year ended December 31, 1999, the Partnership accumulated arrearages of $1.7 million on these preferred equity securities. Through December 31, 1999, these securities had total accumulated arrearages of $3.3 million. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.

 In connection with the Crude Gathering Sale, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2.1 million, (d) the Series E Preferred Units in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and (z) newly issued Subordinated Preferred Units in the face amount of $3.1 million. Through September 30, 1999, the Series E and Series F Preferred Units had total accumulated arrearages of $343,000. On October 1, 1999, the accumulated arrearages through September 30, 1999 on the Series E and Series F Preferred Units were canceled in conjunction with the exchange with Pride SGP and the sale of the Crude Gathering Business. The Subordinated Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the senior preferred units or October 1, 2004. The Subordinated Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde or (ii) 10% per annum.

 Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term
Loan, B Term Loan, C Term Loan, Subordinate Note A, Series B
Preferred Units, Series C Preferred Units, and Series D Preferred
Units.

     The Common Units rank behind the Partnership's bank indebtedness, its indebtedness with Varde, the Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Subordinated Preferred Units (collectively "Preferred Equity"). As a result of the layers of debt and the Preferred Equity above the Common Units and taking into consideration the various preferential calls on available cash contained in the debt instruments and Preferred Equity instruments, it is possible that a common unitholder could be allocated income under the Partnership Agreement without a corresponding distribution of cash to offset the tax liability that arises upon such allocation of income at such time as operations or the DESC Claim generate cash which can be used to repay indebtedness under the Varde credit agreement or retire the Preferred Equity. The actual impact on a common unitholder of repayment of debt and retirement of the Preferred Equity is dependent upon each common unitholder's personal tax basis in his or her Common Units and his/her overall personal tax situation.

 Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the year ended December 31, 1999, cash was provided by a decrease in accounts receivables and inventory (as a result of the Crude Gathering Sale) and an increase in accounts payable (resulting from higher refined product prices). For the year ended December 31, 1998, cash was provided by a decrease in accounts receivable (resulting from lower crude oil prices and refined product prices and lower sales due to mothballing the Refinery) and a decrease in inventories (resulting from Equilon taking title to the refined products). This was partially offset by a decrease in accounts payable (resulting from the lower crude oil prices).

 The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At December 31, 1999, the Partnership was not in compliance with the earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"). Furthermore, as the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, management believes it is unlikely the Partnership can comply with its current debt covenants. Accordingly, at December 31, 1999, all debt has been classified as current. The Partnership will attempt to renegotiate such covenants in the future or refinance the debt. However, there can be no assurance that the Partnership will be successful in renegotiating the covenants or refinancing the debt. Substantially, all of the Partnership's assets are pledged as collateral to Varde and BankBoston in connection with the credit agreements.

     The Partnership continues to incur operating losses and it has a working capital deficiency. Operating results have suffered as a result of increasing competition, depressed operating margins and higher financing costs. Crude gathering volumes have decreased in each of the last five years. Gasoline,
diesel and military aviation fuel sales have also declined.   The
loss from continuing operations in 1999 increased to $7.7 million from $6.4 million as a result of weaker operating results of the Products Marketing Business in 1999. Based upon its present capital structure, management expects that the Partnership will continue to incur net losses. Furthermore, at December 31, 1999, the Partnership was not in compliance with certain financial covenants contained in the various credit agreements resulting in the Partnership's debt being classified as current.

     The losses and capital expenditures for 1999 were funded by the increased borrowing base resulting from the higher value of the crude oil inventory during the first three quarters of the year and proceeds from the Crude Gathering Sale.

    The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the U.S. Government which begins April 1, 2000 and ends March 31, 2001, the Partnership will supply approximately 52.3 million gallons which is a 107% increase over the volumes that it supplied under the contract which began April 1, 1999 and ends March 31, 2000; however, margins under the new contract will be below last year's contract.

     As a result of problems associated with the startup of the new products pipeline by Equilon in 1998, Equilon agreed to certain contract concessions. On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon leased certain tankage from the Partnership and sells refined products to the Partnership daily from such facilities, thus eliminating the need for the Partnership to maintain its own refined products inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000, which primarily includes interest costs. To offset such carrying costs the Partnership deposited cash of $11.0 million in February 2000 with Equilon. As a result, Equilon will not include interest charges in their carrying costs of inventory. In addition, Equilon will pay the Partnership interest on the excess of the $11.0 million cash deposit over the value of the inventory, which was approximately $6.0 million at February 29, 2000.

      The Partnership has been able to achieve certain reductions in operating expenses and marketing, general and administrative expenses over the years. The expenses of the Products Marketing Business have recently been reduced through staff reductions and computer automation. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.

    Regardless of any changes made to the Partnership operations, the Partnership's financing arrangements will have to be significantly restructured or refinanced before the BankBoston facility and Varde Revolver expire January 2, 2001 and the Varde securities mature on December 31, 2002. There can be no assurances that the Partnership will be successful in restructuring its obligations. Further, management is attempting to sell the idle refining equipment to further reduce the outstanding indebtedness.

 Based on the above matters and, given the existing debt covenant violations, the lenders have the right to refuse additional advances under the revolving facilities as well as the right to accelerate the maturities of the Partnership's obligations, substantial doubt exists about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

     The Partnership sold the operating assets of the Crude Gathering System to Sun on October 1, 1999. The sales price was $24.9 million plus the value of the inventory which was $10.0 million on October 1, 1999, reduced by certain indebtedness in the amount of $5.3 million. See "- Other Factors." The net proceeds were applied as follows: $15.0 million principal payment on the A Term Loan, $2.0 million was paid to Pride SGP as part of the exchange, and $10.0 million net of transaction and exit costs of $2.6 million was retained for working capital. This sale resulted in a taxable loss to the unitholders. None of the proceeds are available for distribution to unitholders.

     The Partnership was delisted from trading on the New York
Stock Exchange effective August 17, 1998 for failing to meet certain listing requirements. The Partnership is now listed on the NASDAQ OTC bulletin board under the symbol PRDE.

Capital Expenditures

     Capital expenditures totaled $1.2 million for the year ended December 31, 1999 compared to $1.5 million for the year ended December 31, 1998. Included in capital expenditures for the year ended December 31, 1999 was $494,000 and $705,000 for the Products Marketing Business and the Crude Gathering Business, respectively. The Partnership incurred $133,000 in capital expenditures for the year ended December 31, 1999 related to the conversion to new accounting software.

     Management anticipates spending $350,000 in 2000 for environmental expenditures of which $262,000 was accrued at December 31, 1999 and capital expenditures for 2000 are budgeted at $200,000.

Year 2000 Compliance

 In prior years, the Partnership discussed the nature and progress of its plans to become year 2000 ("Year 2000") ready.
In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred approximately $926,000 during 1998 and 1999 in connection with remediating its systems. Substantially all of the $926,000 is for newly purchased software or hardware with new features and enhancements in addition to being Year 2000 compliant. Accordingly, substantially all the costs were capitalized. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk

     During the year ended December 31, 1999, the Partnership hedged its crude oil inventory after an increase in crude oil prices in 1999 from the weak prices in December 1998 to mitigate possible future declines in crude oil prices. The Partnership hedged the inventory to reduce the negative impact that previous declines in crude oil prices had on the borrowing base. The Partnership hedged between 125,000 barrels to 375,000 barrels during 1999. The hedged position resulted in a loss of $2.3 million and was offset by an increase in the value of the 425,000 barrels of crude oil sold to Sun on October 1, 1999.

 The Partnership's debt is subject to market risks based on changes in the prime rate. The Partnership does not hedge this market risk. Approximate debt maturities for the next five years and applicable interest rates are as follows, assuming the lenders do not exercise their rights to accelerate maturities due to the present events of default:

(This page should be printed on 14" x 8.5" paper)

                                          2000                 2001               2002
                                   ------------------   -----------------   -----------------
                                      Amount     Rate     Amount     Rate      Amount    Rate         Total
                                   -----------   ----   ----------   ----   ----------   ----     ------------
Revolver (LIBOR+3% or Prime+1.75%) $         -     -    $   18,000     -    $        -     -      $     18,000
A Term Loan                          4,973,000    15%            -     -             -     -         4,973,000
B Term Loan <F1>                             -    15%            -    17%   11,825,000    18%       11,825,000
C Term Loan <F1>                             -    15%            -    17%    5,666,000    18%        5,666,000
Subordinate Note A (Prime+1%)                -     -             -     -     3,002,000     -         3,002,000
Other Installment Loans (8% to 9%)     315,000     9%            -     -             -     -           315,000
                                    ----------          ----------          ----------            ------------
                                   $ 5,288,000          $   18,000        $ 20,493,000           $  25,799,000
                                    ==========          ==========          ==========            ============



<F1>
Unless the A Term Loan is paid off or refinanced, the B and C Term Loans will bear interest at 15%, 17% and 18% in 2000,
2001 and 2002, respectively, except for $4,318,000 of the B Term Loan which bears interest at 18%.  If the A Term Loan is paid off or refinanced, the B and C Term Loans bear interest at 11%, 13% and 15% for 2000, 2001 and 2002, respectively, except for $4,318,000 of the B Term Loan which will bear interest at 12%.


Given the financial condition of the Partnership as discussed in
Note 1 of Notes to Financial Statements, and because quoted prices are not readily obtainable, management believes it is not practicable to estimate the fair value of its debt and credit facilities.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Partnership, together with the report thereon of Ernst & Young LLP, appear after the signature pages. See the Index to Financial Statements at the beginning of the Financial Statements.

     The financial statements for the year ended December 31, 1999, include a going concern qualification and reference conditions that raise substantial doubt about the Partnership's ability to continue as a going concern.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None.

                            PART III

Item 10. Directors and Executive Officers of the Partnership

 Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 1999 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     71     Chairman of the Board

Brad Stephens         49     Chief Executive Officer, Treasurer,
                             Assistant Secretary and Director

D. Wayne Malone       56     President, Chief Operating Officer,
                             Assistant Secretary and Director

Douglas Y. Bech       54     Director

Clark Johnson         54     Director

Robert Rice           77     Director

Craig Sincock         47     Director

Dave Caddell          50     Vice President, General Counsel
                             and Assistant Secretary

George Percival       40     Chief Financial Officer


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

     Robert Rice.  Mr. Rice became a director of the Managing
General Partner in 1990.  He is an independent investor.  Mr.
Rice serves as Chairman of the Audit and Conflicts Committee and as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

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

     Dave Caddell.  Mr. Caddell is Vice President and General
Counsel. He practiced general corporate law as a sole practitioner from November 1992 to March 1994. Previously, he served as Vice President and General Counsel of the Predecessor
Companies and the Partnership from 1985 to October 1992.

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


Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 1999, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under Officers' Compensation is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership. Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units. The Managing General Partner did receive a $300,000 bonus related to the Crude Gathering Sale.

     For the year ended December 31, 1999, the Special General Partner did not receive any distributions in respect of the Common Units. The Partnership reimburses the General Partners for all their direct and indirect costs (including general and administrative costs) allocable to the Partnership. See "Certain Relationships and Related Transactions."

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 1999, 1998 and 1997 by the Partnership to the executive officers of the Managing General Partner:

(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE





                                                                       All Other
                               Year     Salary      Bonus            Compensation<F1>
                               ----    --------    --------          ------------

Brad Stephens                  1999    $225,000    $127,900 <F2>     $ 26,900
Chief Executive Officer        1998     225,000      12,500            27,300
                               1997     225,000           -            28,800


D. Wayne Malone                1999     225,000     127,900 <F2>       26,900
Chief Operating Officer        1998     225,000      12,500            27,300
                               1997     225,000           -            28,900


Dave Caddell                   1999     165,000      67,900 <F2>       26,700
Vice President/General         1998     165,000      10,000            27,200
Counsel                        1997     165,000           -            27,300


George Percival                1999     115,000      40,000 <F2>        4,600
Chief Financial Officer        1998     115,000      20,000             4,900
                               1997     100,000           -             4,000


<F1>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer, reimbursement of income taxes on certain perquisites and directors and advisor fees for Messrs. Stephens, Malone and Caddell.  See "- Benefit Plans - Section 401(k)
Plan" and "- Compensation of Directors" below.
<F2>
In connection with the Crude Gathering Sale, the Managing General Partner was paid a
$300,000 bonus.  Subsequently, the Managing General Partner paid Messrs. Caddell and
Percival a bonus in the amount of $18,700 and $30,000, respectively, and a cash distribution to Messrs. Corcoran, Stephens, Malone and Caddell in the amount of $16,300,
$97,900, $97,900 and $39,200, respectively.  Messrs. Stephens, Malone, Caddell and
Percival also received a bonus of $30,000, $30,000, $10,000 and $10,000, respectively, in
February 2000, which was accrued as of December 31, 1999, related to meeting certain expense reduction goals.


     (c) Benefit Plans. In order to attract, retain and motivate officers and other employees who provide administrative and managerial services, the Partnership provides incentives for key executives and middle managers employed by the Partnership through an Annual Incentive Plan. The Plan provides for certain key executives to share in a bonus pool which varies in size with the Partnership's operating income plus depreciation, calculated after bonus accrual, after payments under the Partnership's unit appreciation plan, and after proceeds of litigation, to the extent not otherwise included in operating income ("Cash Flow"). Provided that Cash Flow exceeds $2 million, the key executive bonus pool includes 8% of an amount equal to the Partnership's first $2 million of Cash Flow in excess of $2 million, plus 12% of the next $4 million of Cash Flow, plus 15% of any Cash Flow in excess of $8 million.

     Unit Appreciation Rights. During 1996, the Partnership implemented a Unit Appreciation Rights Plan for officers and key employees. Under the plan, individual employees can be granted UARs whereby the holder of the UARs is entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of UARs awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is for ten years from the grant date. It is anticipated that UARs aggregating approximately 10% of the total units will be reserved for issuance to key employees. However, no Common Units are expected to be issued under this plan.

 On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 UARs at an exercise price of $3.75 per unit. Because the fair market value of the UARs did not exceed the exercise price at December 9, 1996, no compensation expense was accrued. Effective December 31, 1997, the number of UARs was increased to 299,996, reallocated among four officers and eleven employees, and the exercise price was reduced to $1.94 per unit. The UARs of one employee were terminated in 1999 in connection with the Crude Gathering Sale thus reducing the total outstanding UARs to the officers and employees to 284,128 at December 31, 1999. A one-time award of 70,000 UARs was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.
The UARs were fully vested on December 31, 1998; however, none have been exercised as of December 31, 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

a)  Security Ownership of Certain Beneficial Owners as of
    February 28, 2000.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of February 28, 2000.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        Estate of James B. Stovell   930,000    18.8%
                    Mountain Lake
                    Lake Wales, FL   33859

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601

Common Units        Varde Partners, Inc.       2,751,000     <F1>
                    3600 West 80th Street
                    Suite 425
                    Minneapolis, MN   55431

[FN]
<F1>
In conjunction with Varde's assumption of the outstanding bank debt on December 31, 1997, Varde holds preferred equity securities including $9.3 million of Series B Preferred Units and $5.0 million of Series C Preferred Units which are convertible into 1,480,000 and 794,000 Common Units, respectively. Additionally, Varde purchased and assumed a note from the previous lenders which was converted to the Subordinate Note A and is further convertible into 477,000 Common Units. If all such securities were converted as of December 31, 1998, such 2.8 million Common Units would represent 35.7% of the 7.7 million potentially outstanding Common Units as a result of the conversion of all convertible securities. See "Financial Condition - Financial Resources and Liquidity."

b)  Security Ownership of Management

     The following table sets forth certain information, as of February 28, 2000, concerning the beneficial ownership of Common Units by each director of the Managing General Partner and by all directors and officers of the Managing General Partner as a group.

                                               Percentage of
Name              Number of Common Units<F1>       Class
----              ----------------------       -------------

E. Peter Corcoran             -                      -
Brad Stephens              1,100                    <F2>
D. Wayne Malone            4,135                    <F2>
Douglas Y. Bech              300                    <F2>
Clark Johnson                 -                      -
Robert Rice                   -                      -
Craig Sincock                 -                      -
Dave Caddell                  -                      -
George Percival               -                      -
                          ------                   -----
All directors and officers
as a group                 5,535                    0.1%
(10 persons)              ======                   =====

[FN]
<F1>
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.
<F2>
Each of these directors and officers of the Managing General Partners owned beneficially, as of February 28, 2000, less than 1% of the Common Units outstanding on such date.

     The foregoing does not include any Common Units which would be obtained by those members of management as a consequence of their purchase of an interest from Varde in the B Term Note, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. See "Financial Condition - Financial Resources and Liquidity."

Item 13. Certain Relationships and Related Transactions

 The Partnership is managed by the Managing General Partner pursuant to the Third Amended and Restated Agreement of Limited Partnership of the Partnership. See "Business and Properties - General" and "Executive Compensation - Compensation of the General Partners" for certain information related to compensation and reimbursement of the General Partners. The Special General Partner is beneficially owned approximately 18% by Mr. Schumacher (a past officer and director of the Managing General Partner), 11% by Mr. W.E. Rector (a business partner of Mr. Schumacher), 10% by Mr. Malone, 7% by Mr. Stephens, 5% by Mr. T.M. Broyles (a past officer of the Managing General Partner), 2% by Mr. Caddell, 35% by trusts established for the relatives of certain deceased members of management, and 12% by relatives of certain deceased members of management. The Managing General Partner is beneficially owned approximately 39% by Mr. Malone, 39% by Mr. Stephens, 16% by Mr. Caddell, and 6% by Mr. Corcoran.

     Prior to the Crude Gathering Sale, the Partnership had an agreement with Pride SGP to lease defined segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services was approximately $300,000 annually. In addition, the Partnership paid the taxes, insurance, and other costs. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1999, 1998 and 1997 totaled approximately $300,000, $400,000 and $788,000, respectively, for the lease of the pipeline and are included in income (loss) from discontinued operations in the statements of operations. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again. Approximately $1.8 million was included in net long-term assets (liabilities) of discontinued operations at December 31, 1998 related to unpaid rentals. The lease agreement with Pride SGP was not entered into on an arm's-length basis. While management was not able to determine whether the terms of the lease were comparable to those which could have been obtained by unaffiliated parties, management believed such terms were fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which enabled the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners.

     Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2.5 million and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. Accrued interest payable at December 31, 1998 was $548,000 and has been included in other long-term liabilities.
On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2.0 million and the Series F Preferred Units of $450,000. The Series E Preferred Units were convertible into 317,000 common units.

     In connection with the Crude Gathering Sale, Pride SGP exchanged (a) the pipeline mentioned above, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2.1 million, (d) the Series E Preferred Units in the face amount of $2.0 million held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2.0 million in cash and (z) newly issued Subordinated Preferred Units in the face amount of $3.1 million.

     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by Messrs. Malone and Stephens. Payments to this entity totaled
$70,000, $70,000 and $83,000, during 1999, 1998 and 1997,
respectively.

     The Partnership leases property from a relative of Mr.
Stephens. Lease payments were approximately $40,000, $40,000 and $38,000 in 1999, 1998 and 1997, respectively.

     Firms associated with Mr. Bech were paid $55,000 for legal services during 1997.

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

         Varde and management of the Managing General Partner have the right to receive a total of up to 35.7% of the Partnership's
Common Units, through the conversion of redeemable preferred equity and convertible debt as described in the Partnership's
1996 consent solicitation. See "Management's Discussion and
Analysis of Operations and Financial Condition - Financial
Resources and Liquidity."

                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements and (2) Financial Statement
Schedules: See Index to Financial Statements after the signatures pages for financial statements filed as a part of this Report.

     (3)  Exhibits: See Index to Exhibits after the Financial
Statement for a description of the exhibits filed as a part of this Report.

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 1999:

     On October 15, 1999, the Partnership filed Form 8-K to report the sale on October 1, 1999 of the Crude
     Gathering System's operating assets to Sun.

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



DATED: March 30, 2000

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

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

/s/E. Peter Corcoran  Chairman and Director        March 30, 2000

/s/Brad Stephens      Chief Executive Officer,     March 30, 2000
                      Treasurer, and Director

/s/D. Wayne Malone    President, Chief Operating   March 30, 2000
                      Officer, and Director

/s/Douglas Y. Bech    Director                     March 30, 2000

/s/Clark Johnson      Director                     March 30, 2000

/s/Robert Rice        Director                     March 30, 2000

/s/Craig Sincock      Director                     March 30, 2000

/s/Dave Caddell       Vice President and           March 30, 2000
                      General Counsel

/s/George Percival    Chief Financial Officer      March 30, 2000
                      (Principal Financial Officer
                      and Accounting Officer)
/

                  INDEX TO FINANCIAL STATEMENTS

Report of Ernst and Young LLP, Independent Auditors

Balance Sheets at December 31, 1999 and 1998

Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital(Deficiency) for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997

Notes to Financial Statements

     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors of the
   Managing General Partner

We have audited the accompanying balance sheets of Pride Companies, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Pride Companies, L.P. will continue as a going concern. As more fully described in Note 1, the Partnership has incurred operating losses and has not complied with certain covenants of loan agreements with lenders. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                          ERNST & YOUNG LLP

Fort Worth, Texas
February 11, 2000.


                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                  At December 31, 1999 and 1998
               (In thousands, except unit amounts)

                                              1999        1998
                                            --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents--Note 2         $ 16,183    $  2,592
  Accounts receivable, less allowance
    for doubtful accounts of $99 for
    1999 and 1998--Note 6                      6,513       2,788
  Inventories--Note 2                            180         250
  Prepaid expenses                               158         459
  Net current assets of
    discontinued operations--Note 11               -         693
                                            --------    --------
    TOTAL CURRENT ASSETS                      23,034       6,782

PROPERTY, PLANT AND EQUIPMENT, net--Note 3    16,621      17,518

ASSETS NO LONGER USED IN THE
BUSINESS--Note 3                               4,235       4,301

DEFERRED FINANCING COSTS--Note 1               3,546       5,307

OTHER ASSETS                                      70         271

NET LONG-TERM ASSETS OF
  DISCONTINUED OPERATIONS--Note 11                 -       9,928
                                            --------    --------
                                            $ 47,506    $ 44,107
                                            ========    ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable                          $ 16,714    $  3,553
  Accrued payroll and related
    benefits                                     552         781
  Accrued taxes                                2,659       2,329
  Other accrued liabilities                      724         733
  Net current liabilities of
    discontinued operations--Note 11           2,837           -
  Current portion of long-term debt--Note 4   25,799          65
                                            --------    --------
    TOTAL CURRENT LIABILITIES                 49,285       7,461

LONG-TERM DEBT--Note 4                             -      39,529

OTHER LONG-TERM LIABILITIES--Note 2            1,345       1,578

NET LONG-TERM LIABILITIES OF
  DISCONTINUED OPERATIONS--Note 11             8,311           -

COMMITMENTS AND CONTINGENCIES--Note 5

REDEEMABLE PREFERRED EQUITY, including
  $2,450 at December 31, 1998
  to the Special General
  Partner--Notes 7 and 8                      17,079     19,529

PARTNERS' CAPITAL (DEFICIENCY)
  Preferred Units to the Special
    General Partner (3,145 and 0, units
    authorized and 3,144 and 0, units
    outstanding at December 31, 1999 and
    1998, respectively)--Notes 5, 8 and 9      3,144          -
  Common Units (5,275,000 units
    authorized and 4,950,000 units
    outstanding)--Notes 4 and 9              (30,557)   (23,042)
  General partners' interest                  (1,101)      (948)
                                            --------   --------
                                            $ 47,506   $ 44,107
                                            ========   ========

See accompanying notes.

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
          Years ended December 31, 1999, 1998 and 1997
             (In thousands, except per unit amounts)
                                            1999        1998        1997
                                          --------    --------    --------
Revenues--Note 6:
  Refinery and Products Marketing
    Business                             $ 130,604   $ 121,189   $ 277,179

Cost of sales and operating expenses,
  excluding depreciation--Note 7           126,424     115,454     266,918
Refinery closure costs--Note 2                   -           -      41,396
Marketing, general and administrative
  expenses--Note 7                           3,700       3,761       4,769
Depreciation                                 1,496       1,422       4,955
                                         ---------   ---------   ---------
    OPERATING INCOME (LOSS)                 (1,016)        552     (40,859)

Other income (expense):
  Interest income                              441          98          44
  Interest expense (including interest
    paid in kind of $2,691 and $1,344 and
    increasing rate accrued interest of
    $315 and $1,030 in 1999 and 1998,
    respectively)                           (5,095)     (5,647)     (4,829)
  Credit and loan fees (including
    amortization of $1,761 and $1,323
    and credit and loan fees paid in
    kind of $100 and $150 in 1999 and
    1998, respectively)                     (2,080)     (1,646)     (1,242)
  Other - net                                   64         224         514
                                         ---------   ---------   ---------
                                            (6,670)     (6,971)     (5,513)
                                         ---------   ---------   ---------
    NET LOSS FROM CONTINUING
      OPERATIONS                            (7,686)     (6,419)    (46,372)

Discontinued operations:
  Income (loss) from operations of
    the Crude Gathering System prior
    to August 1, 1999                          269      (2,138)      1,341
  Loss on disposal                            (251)          -           -
                                         ---------   ---------   ---------
    NET LOSS                             $  (7,668)  $  (8,557)  $ (45,031)
                                         =========   =========   =========

Basic and diluted loss
  per Common Unit:
  Net loss from continuing
    operations                          $    (1.89)  $   (1.62)  $   (9.18)

  Discontinued operations:
    Net income (loss) from
      discontinued operations
      and loss on disposal                       -        (.42)        .26
                                         ---------   ---------   ---------
    Net loss                             $   (1.89)  $   (2.04)  $   (8.92)
                                         =========   =========   =========

Numerator:
  Net loss from continuing
    operations                           $  (7,686)  $  (6,419)  $ (46,372)
  Preferred distributions                   (1,854)     (1,763)          -
                                         ---------   ---------   ---------
    Net loss from continuing
      operations less preferred
      distributions                         (9,540)     (8,182)    (46,372)

    Net loss from continuing
      operations allocable to 2%
      general partner interest                (191)       (163)       (928)
                                         ---------   ---------   ---------
      Numerator for basic and diluted
        earnings per unit from
        continuing operations            $  (9,349)  $  (8,019)  $ (45,444)
                                         =========   =========   =========

  Net income (loss) from
    discontinued operations
    and loss on disposal                 $      18   $  (2,138)  $   1,341
  Net income (loss) from
    discontinued operations
    and loss on disposal
    allocable to 2% general
    partner interest                             -         (43)         27
                                         ---------   ---------   ---------
    Numerator for basic and diluted
      earnings per unit from
      discontinued operations and
      loss on disposal                   $      18   $  (2,095)  $   1,314
                                         =========   =========   =========

      Numerator for basic and
        diluted earnings per unit        $  (9,331)  $ (10,114)  $ (44,130)
                                         =========   =========   =========
Denominator:
  Denominator for basic and diluted
    earnings per unit                        4,950       4,950       4,950
                                         =========   =========   =========

See accompanying notes.

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1999, 1998 and 1997
                              (In thousands)
                                                       General
                               Preferred     Common    Partners'
                                 Units       Units     Interest    Total
                               ---------   ---------  ---------  ---------
Balance at December 31, 1996   $       -   $  29,474  $     124  $  29,598

Net loss                               -     (44,130)      (901)   (45,031)
                               ---------   ---------  ---------  ---------
Balance at December 31, 1997           -     (14,656)      (777)   (15,433)

Net loss                               -      (8,386)      (171)    (8,557)
                               ---------   ---------  ---------  ---------
Balance at December 31, 1998           -     (23,042)      (948)   (23,990)

Issuance of Preferred Units
 Notes 7 and 9                     3,144           -          -      3,144

Net loss                               -      (7,515)      (153)    (7,668)
                               ---------   ---------  ---------  ---------
Balance at December 31, 1999   $   3,144   $ (30,557) $  (1,101) $ (28,514)
                               =========   =========  =========  =========



See accompanying notes.

                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 1999, 1998 and 1997
                              (In thousands)
                                          1999         1998         1997
                                          ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $ (7,668)    $ (8,557)    $(45,031)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation                         2,992        3,438        6,872
      Amortization of loan costs           1,761        1,323            -
      Deferred tax benefit                   (98)        (110)        (185)
      (Gain) loss on sale of property,
         plant and equipment                  93         (223)         (99)
      (Gain) loss on disposal of
         discontinued operations          (1,226)           -            -
      Asset impairment                         -            -       40,000
      Paid in kind interest and
        credit and loan fees               2,791        1,494            -
      Increasing rate accrued interest       315        1,030            -
      Lower of cost or market adjustment  (1,197)       1,197            -
      Net effect of changes in:
        Accounts receivable                3,276        4,491        3,620
        Inventories                        2,228        4,257        6,135
        Prepaid expenses                     546           76          506
        Accounts payable and other
          long-term liabilities            2,737       (9,902)      (5,667)
        Accrued liabilities                 (929)      (3,205)         (73)
                                        --------     --------     --------
         Total adjustments                13,289        3,866       51,109
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     5,621       (4,691)       6,078

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                             (1,245)      (1,541)      (2,087)
  Proceeds from asset disposals              391        3,453          450
  Transaction with the Special
    General Partner                       (2,000)           -            -
  Transaction and exit costs related
    to sale of discontinued operations    (2,040)           -            -
  Proceeds from sale of
    discontinued operations               29,595            -            -
  Other                                       23           (8)         144
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    24,724        1,904       (1,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
    facilities                            17,025       87,247      134,919
  Payments on debt and credit
    facilities                           (33,779)     (86,816)    (132,452)
  Deferred financing costs                     -          (60)      (2,516)
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   (16,754)         371          (49)

                                        --------     --------     --------
    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                  13,591       (2,416)       4,536

  Cash and cash equivalents at beginning
   of the period                           2,592        5,008          472
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                       $ 16,183     $  2,592     $  5,008
                                        ========     ========     ========

See accompanying notes.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

Organization and Nature of Operations: Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (the "Equilon Agreement") to market through its products pipeline and Products Terminals.
         Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System").
On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). See --Notes 4 and 11. Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods.
         The Products Marketing Business operates the Products Terminals and one common carrier products pipeline, that originates at the Abilene
Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.
         Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%. In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
         The financial statements of the Partnership include all of its wholly owned subsidiaries including partnership interests. All significant intercompany transactions have been eliminated.

Going Concern and Operating Environment: The Partnership continues to incur operating losses. Operating results have suffered as a result of increasing competition, depressed operating margins and higher financing costs. Crude gathering volumes have decreased in each of the last five years. Gasoline, diesel and military aviation fuel sales have also declined. The loss from continuing operations in 1999 increased to $7,686,000 from $6,419,000 as a result of weaker operating results of the Products Marketing Business in 1999. Based upon its present capital structure, management expects that the Partnership will continue to incur net losses. Furthermore, at December 31, 1999, the Partnership was not in compliance with certain financial covenants contained in the various credit agreements resulting in the Partnership's debt being classified as current.
     The losses and capital expenditures for 1999 were funded by the increased borrowing base resulting from the higher value of the crude oil inventory during the first three quarters of the year and proceeds from the Crude Gathering Sale.
     The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the U. S. Government which begins April 1, 2000 and ends March 31, 2001, the Partnership will supply approximately 52,270,000 gallons which is a 107% increase over the volumes that it supplied under the contract which began April 1, 1999 and ends March 31, 2000; however, margins under the new contract are below last year's contract.
         As a result of problems associated with the startup of a new products pipeline by Equilon in 1998, Equilon agreed to certain contract concessions. On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon leased certain tankage from the Partnership and sells refined products to the Partnership daily from such facilities, thus eliminating the need for the Partnership to maintain its own refined products inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000, which primarily includes interest costs.
     The Partnership has been able to achieve certain reductions in marketing, general and administrative expenses over the years. The expenses of the Products Marketing Business have recently been reduced through staff reductions and computer automation. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.
         Regardless of any changes made to the Partnership operations, the Partnership's financing arrangements will have to be significantly restructured or refinanced before the BankBoston facility and Varde
Revolver expire January 2, 2001 and the Varde securities mature on December 31, 2002. There can be no assurances that The Partnership will be successful in restructuring its obligations. Furthermore, management is attempting to sell the idle refining equipment to further reduce the outstanding indebtedness.
         Based on the above matters and, given the existing debt covenant violations, the lenders have the right to refuse additional advances under the revolving facilities as well as the right to accelerate the maturities of the Partnership's obligations, substantial doubt exists about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

1999 Sale of Operating Assets Utilized by the Crude Gathering System: As previously discussed, the Partnership sold the operating assets of the Crude Gathering System to Sun on October 1, 1999. See Notes 4 and 11. The net proceeds were applied as follows: $15,000,000 principal payment on the A Term Loan (see Note 4), $2,000,000 was paid to Pride SGP as part of the exchange (see Note 8), and $10,007,000 net of transaction and exit costs of $2,588,000 was retained for working capital. This sale resulted in a taxable loss allocable to the unitholders. None of the proceeds are available for distribution to unitholders.
         In connection with the Crude Gathering Sale, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F
Cumulative Preferred Units ("Series F Preferred Units") in the face amount of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) newly issued subordinated preferred units ("Subordinated Preferred Units") in the face amount of $3,144,000.

1997 Restructuring and Recapitalization: Effective December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt ("Old Bank Debt"). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility on December 31, 1997. Pride SGP converted two notes into redeemable preferred equity securities (see Note 8). The Partnership incurred cost of $60,000 in 1998 and $6,570,000 in 1997 (including $3,257,000 in noncash fees) related to the restructuring and recapitalization which are included in deferred financing costs. During 1999, 1998 and 1997, the Partnership expensed $1,761,000 (all of which was amortization of the deferred financing costs), $1,325,000 (of which $1,323,000 was amortization of the deferred financing costs), and $613,000, respectively, related to the restructuring and recapitalization.
         In addition to the assumption by Varde of the Old Bank Debt, Varde loaned the Partnership an additional $4,693,000 for working capital purposes (the "New Loan"), including fees and costs associated with the restructuring and recapitalization. After completion of the restructuring and recapitalization, Varde held the following securities, in order of seniority:
  (i)      Series A Term Loan ("A Term Loan") maturing December 31, 2002;
  (ii) Series B Term Loan ("B Term Loan") maturing December 31, 2002 in the amount of $9,500,000;
  (iii) Series C Term Loan ("C Term Loan") maturing December 31, 2002 in the amount of $4,689,000;
  (iv) Series A Unsecured Loan ("Subordinate Note A") in the amount of $2,500,000 maturing December 31, 2002;
  (v) Series B Cumulative Convertible Preferred Units ("Series B Preferred Units") in the amount of $9,322,000, which are subject to mandatory redemption at December 31, 2002;
   (vi) Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") in the amount of $5,000,000, which are subject to mandatory redemption at December 31, 2002, and
   (vii) Series D Cumulative Preferred Units ("Series D Preferred Units") in the amount of $2,757,000 which are subject to mandatory redemption at December 31, 2002.
         On December 31, 1997, certain members of management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in $6,000,000 of the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. The note payable to Varde is secured by Management's interest in such securities. Any cash yield on Management's share of such securities is paid to Varde as interest, net of applicable federal income tax.
         The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights. Any litigation proceeds received by the Partnership related to the claim against the Defense Energy Support Center (see Note 5) will be used to retire up to $6,000,000 of the A Term Loan, if then outstanding, and up to $5,000,000 of B Term Loan with any excess divided one-third to Varde to be used to retire Varde's most senior securities and two-thirds to the Partnership.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized from the sale of refined products at the time of delivery to the customer. Transportation fees are recognized when the refined products are delivered to the contracted destination.

Net Loss Per Unit: Basic net loss per common unit is computed using the weighted average number of common units outstanding. The convertible securities and unit appreciation rights (see Note 10) were antidilutive in 1999, 1998 and 1997.

Inventories: Inventories are stated at the lower of average cost or market value.

Property, Plant and Equipment and Assets No Longer Used In The Business:
Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the various assets (see Note 3).
    Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for continuing operations for the years ended December 31, 1999, 1998 and 1997 was $589,000, $822,000,
and $1,471,000, respectively.
    Assets no longer used in the business are stated at estimated fair value. On March 22, 1998, the Partnership mothballed the refinery; however, some refinery assets are still used in connection with the Equilon Supply Agreement. Accordingly, the Partnership evaluated the ongoing value of the refinery assets that would no longer be used in the business in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Based on this evaluation, the Partnership determined that assets with a carrying amount of $47,353,000 were impaired and wrote them down by $40,000,000 to their estimated fair value. Fair value was based on independent appraisals discounted at a market rate of interest. As a result of the sale of miscellaneous equipment during the year ended December 31, 1999, assets no longer used in the business has been reduced by $66,000. The Partnership is in the process of marketing these assets to potential buyers; however, there can be no assurance that these efforts will be successful.

Other Long-Term Liabilities: Other long-term liabilities consist primarily of interest accruals to Varde of $1,345,000 and $1,030,000 for increasing rate accrued interest at December 31, 1999 and 1998, respectively (see Note
4).

Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself. The Partnership's tax bases in assets and liabilities are greater than the bases for financial reporting purposes by approximately $8,463,000 at December 31, 1999. The taxable loss reported by the Partnership for the year ended December 31, 1999 is $6,192,000. The major reconciling items between the net loss for financial purposes and tax purposes are as follows: cost of goods sold for tax purposes is $5,307,000 less than for financial purposes due to different inventory methods, depreciation for tax purposes is $2,390,000 greater than for financial purposes, the gain from the sale of the operating assets utilized by the Crude Gathering System for tax purposes is $1,765,000 less than for financial purposes and accrued expenses for tax purposes is $615,000 less than for financial purposes.
     Deferred income taxes were previously provided for Pride Borger, Inc., a corporate subsidiary, which was a separate taxable entity. The subsidiary was disposed of as part of the sale of the Crude Gathering System in 1999 and the tax effects are included in discontinued operations.

Retirement Plan: The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The Partnership's contributions vest over a seven year period, subject to immediate vesting upon retirement. Retirement plan expense for continuing operations for the years ended December 31, 1999, 1998 and 1997 was $0, $72,000 and $5,000, respectively.

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

Restrictions on Certain Cash Balances: The Partnership is required to maintain a restricted money market account with Alexander Insurance Group with a balance of $165,000 and $583,000 at December 31, 1999 and 1998, and $70,000 in escrow with American International Recovery at December 31, 1999 and 1998 as a condition of its insurance policies.

Changes in Presentation: Certain prior year amounts have been reclassified to conform to the 1999 presentation.


NOTE 3--PROPERTY, PLANT AND EQUIPMENT AND ASSETS NO LONGER USED IN
        THE BUSINESS

     A summary of property, plant and equipment at December 31 follows (in thousands):
                                                                Estimated
                                                                  Useful
                                          1999        1998        Lives
                                        --------    --------    ----------
Terminal and storage facilities         $  7,027    $  6,712    4-30 years
Pipelines and related facilities          11,495      11,745    5-30 years
Transportation and terminal equipment      8,510       8,375     3-5 years
Marketing facilities and equipment           978       1,018     3-5 years
Administrative facilities and equipment    2,317       2,020     2-5 years
Construction-in-progress                     342         124
                                        --------    --------
                                          30,669      29,994
Less accumulated depreciation             14,048      12,476
                                        --------    --------
                                        $ 16,621    $ 17,518
                                        ========    ========


NOTE 4--DEBT AND CREDIT FACILITIES

    As previously mentioned (see Note 1), Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's Old Bank Debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under the Old Bank Debt, BankBoston refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
    The BankBoston Revolver, as amended, is a $10,000,000 facility and provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of petroleum products and direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by certain payables for refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $7,622,000 as of December 31, 1999.
     The BankBoston facility matures January 2, 2001. Though no advances had been drawn under the letter of credit facility at December 31, 1999, the Partnership did have approximately $7,742,000 in outstanding letters of credit. The Partnership had $18,000 in advances under the BankBoston Revolver for direct cash borrowings as of December 31, 1999. The fee on outstanding letters of credit was 2.5% per annum as of December 31, 1999. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 8.5% at December 31, 1999. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of $50,000 per annum and restricts the payment of distributions to unitholders throughout the term of the credit agreement. BankBoston also charged a $75,000 amendment fee related to an amendment that became effective April 15, 1998 and will be paid $100,000 related to an amendment that became effective April 15, 1999.
    As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind and proceeds from the Crude Gathering Sale being applied to the A Term Loan, Varde now holds an A Term Loan of $4,973,000, B Term Loan of $11,825,000, C Term Loan of $5,666,000 and Subordinate Note A of $3,002,000 as of December 31, 1999.
    Under the amended terms, cash interest payments on the Varde Revolver and A Term Loan are limited to $2,500,000 per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan, Subordinate Note A, and distributions on Varde's preferred securities will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,318,000 of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $4,318,000 of the B Term Loan which is subject to interest rates of 12% through maturity. The Subordinate Note A is convertible into 477,000 Common Units and bears interest at prime plus one percent.
     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense in 1999 and 1998 reflect an accrual of $315,000 and $1,030,000, respectively, which is based on the difference between the effective interest rates and the stated rates. As a result of the cash interest payment limitations, it is likely that all interest on the B Term Loan, C Term Loan, and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until such time as the Partnership can restructure its capital structure.
    Effective April 15, 1999, the Partnership has a $3,000,000 revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowing under the Varde Revolver as of December 31, 1999. Cash advances under the Varde Revolver mature January 2, 2001.
     Fees paid to Varde in the form of additional Series B Term Loans were $150,000 in 1998 and $100,000 in 1999.
    The A Term Loan is due on December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. As previously mentioned, the Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde Agreement as well as make payments of excess cash flow for the preceding year. Varde agreed to forego all regular principal payments in 1998 and 1999. However, as previously mentioned in connection with the Crude Gathering Sale, the Partnership applied $15,000,000 of the cash proceeds to the A Term Loan on October 1, 1999. As a result of applying $15,000,000 from the Crude Gathering Sale to the A Term Loan and required scheduled principal amortization on the A Term Loan, the A Term Loan could be paid off as early as December 31, 2000 even though the loan matures on December 31, 2002.
The Partnership will not have to make principal payments prior to the scheduled maturity on the B Term Loan, C Term Loan and Subordinate Note A except in the case the Partnership receives litigation proceeds related to the DESC Claim (see Note 5) and certain other transactions including asset sales.
    The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At December 31, 1999, the Partnership was not in compliance with the earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"). Furthermore, as the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, management believes it is unlikely the Partnership can comply with its current debt covenants in the future. Accordingly, at December 31, 1999, all debt has been classified as current. The Partnership will attempt to renegotiate such covenants or refinance the debt. However, there can be no assurance that the Partnership will be successful in renegotiating the covenants or refinancing the debt. Substantially, all of the Partnership's assets are pledged as collateral to Varde and BankBoston in connection with the credit agreements.
    At December 31, 1998, the Partnership had a $6,000,000 nonrecourse note, due 2014, payable monthly with interest at 8% and a balance of $5,502,000 and is included in net long-term assets of the discontinued operations on the balance sheet. The Partnership classified $172,000 as current at December 31, 1998 and included such amount in net current assets of the discontinued operations on the balance sheet. The note was assumed by Sun as part of the Crude Gathering Sale.
    Amounts outstanding under these credit facilities at December 31 (in thousands):

                                                1999         1998
                                              --------     --------
     Revolver                                 $     18     $     45
     Varde Revolver                                  -        1,375
     A Term Loan                                 4,973       20,000
     B Term Loan                                11,825       10,111
     C Term Loan                                 5,666        4,979
     Subordinate Note A                          3,002        2,745
     Other Installment Loans                       315          339
                                              --------     --------
                                                25,799       39,594
     Less current portion                       25,799           65
                                              --------     --------
                                              $      -      $39,529
                                              ========     ========

    Approximate scheduled debt maturities are as follows: 2000-$5,288,000, 2001-$18,000 and 2003-$20,493,000.
    Interest paid (excluding interest on the note assumed by Sun) for the years ended December 31, 1999, 1998 and 1997 was $2,040,000, $3,274,000 and
$4,654,911, respectively.

NOTE 5--COMMITMENTS AND CONTINGENCIES

    At December 31, 1999, the Partnership is committed to operating leases which require fixed monthly rentals for administrative office space, transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Excluding rentals accrued to Pride SGP prior to October 1, 1999 (see Note
7) for certain pipeline segments, rental expense for the continuing operations for the years ended December 31, 1999, 1998 and 1997 was $194,000, $208,000, and $355,000, respectively. The minimum future rentals under noncancelable operating leases at December 31, 1999 are as follows (in thousands):


          2000                   $    99
          2001                        66
          2002                        48
          2003                        43
         2004                        22
          Thereafter                  22
                                 -------
                                 $   300
                                 =======

    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the cost to comply with this study approximates $212,000 and has accrued for this amount at December 31, 1999. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
    The Partnership has filed a substantial claim against the U. S. Government Defense Energy Support Center ("DESC") relating to erroneous pricing of fuel purchased over a period of several years from the Partnership. The ultimate outcome of this matter cannot presently be determined.

NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

    One of the Partnership's major customers is the DESC. Revenues from the DESC comprised 13.6%, 26.4% and 22.0% of total revenues from continuing operations in 1999, 1998 and 1997, respectively.
    At December 31, 1999, the Partnership had $283,000 in receivables from the DESC. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.

NOTE 7--RELATED PARTY TRANSACTIONS

    Prior to the Crude Gathering Sale, the Partnership had an agreement with Pride SGP to lease defined segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services was approximately $300,000 annually. In addition, the Partnership paid the taxes, insurance, and other costs. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1999, 1998 and 1997 totaled approximately $300,000, $400,000 and $788,000, respectively, for the lease of the pipeline and are included in income
(loss) from discontinued operations in the statements of operations. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again. Approximately $1,846,000 was included in net long-term assets (liabilities) of discontinued operations at December 31, 1998 related to unpaid rentals. The lease agreement with Pride SGP was not entered into on an arm's-length basis. While management was not able to determine whether the terms of the lease were comparable to those which could have been obtained by unaffiliated parties, management believed such terms were fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which enabled the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners.
    Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2,450,000 and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. Accrued interest payable at December 31, 1998 was $548,000 and has been included in other long-term liabilities. On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2,000,000 and the Series F Preferred Units of $450,000. The Series E Preferred Units were convertible into 317,000 common units (see Note 8).
    In connection with the Crude Gathering Sale, Pride SGP exchanged (a) the pipeline mentioned above, (b) interest payable to Pride SGP of $548,000, (c) rentals payable to Pride SGP of $2,146,000, (d) the Series E Preferred Units in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) newly issued Subordinated Preferred Units in the face amount of $3,144,000 (see Note 9).
    The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $70,000, $70,000 and $83,000, during 1999, 1998 and 1997, respectively.
    The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $40,000, $40,000 and $38,000 in 1999, 1998 and 1997, respectively.
    Firms associated with a director of the Managing General Partner were paid $55,000 for legal services during 1997.
     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest and 4.9% limited partner interest in the Partnership as discussed in Note 9. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
    Varde and management of the Managing General Partner ("Management") have the right to receive a total of up to approximately 35.7% of the Partnership's Common Units, through the conversion of redeemable preferred equity and convertible debt as described in the Partnership's 1996 consent solicitation.
    Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

NOTE 8--REDEEMABLE PREFERRED EQUITY

    Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and holders of the preferred equity securities.
    In conjunction with Varde's assumption of the Old Bank Debt, Varde
received preferred equity securities.   As a result of the assumption,
Varde now holds preferred equity securities including $9,322,000 of Series B Preferred Units, $5,000,000 of Series C Preferred Units and $2,757,000 of Series D Preferred Units which are all redeemable on December 31, 2002.
The Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. During the year ended December 31, 1999, the Partnership accumulated arrearages of $1,707,000 on these preferred equity securities. Through December 31, 1999, these securities had total accumulated arrearages of $3,275,000. Management believes the amount in arrears will continue to increase until such time as the Partnership can restructure its capital structure.
     Through September 30, 1999, the Series E and F Preferred Units had total accumulated arrearages of $343,000. On October 1, 1999, the accumulated arrearages through September 30, 1999 on the Series E and F Preferred Units were canceled in conjunction with the exchange with Pride SGP and the sale of the Crude Gathering System.

     Redeemable preferred equity outstanding at December 31 (in thousands):

                                       1999          1998
                                     --------      --------
     Series B Preferred Units        $  9,322      $  9,322
     Series C Preferred Units           5,000         5,000
     Series D Preferred Units           2,757         2,757
     Series E Preferred Units               -         2,000
     Series F Preferred Units               -           450
                                     --------      --------
                                     $ 17,079      $ 19,529
                                     ========      ========

NOTE 9--PARTNERS' CAPITAL (DEFICIENCY)
     At December 31, 1999, Pride SGP held the Subordinated Preferred Units in the face amount of $3,144,000. The Subordinated Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the senior preferred units or October 1,2004. The Subordinated Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde or (ii) 10% per annum.
    At December 31, 1999 and 1998, 4,950,000 Common Units are outstanding, representing a 98% limited partner interest. Pride SGP and the public own 250,000 and 4,700,000 Common Units, respectively.
    Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities related to letters of credit, the termination of the credit agreement and the payment of all preferred arrearages.
    The Series B Preferred Units, Series C Preferred Units and Subordinate Note A held by Varde are convertible into 2,751,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,701,000 Common Units.


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

                                          Officers/
                                          Employees  Directors    Total
                                          ---------  ---------  ---------
     Granted December 6, 1996 and
     outstanding at December 31, 1996       292,760     70,000    362,760
     Granted                                  7,236          -      7,236
     Exercised                                    -          -          -
     Terminated                                   -          -          -
                                           --------   --------   --------
     Outstanding at December 31, 1997
       and 1998                             299,996     70,000    369,996
    Granted                                      -          -          -
     Exercised                                    -          -          -
     Terminated                             (15,868)         -    (15,868)
                                           --------   --------   --------
    Outstanding at December 31, 1999       284,128     70,000    354,128
                                           ========   ========   ========


    On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 Rights at an exercise price of $3.75 per unit. Because the fair market value of the Rights did not exceed the exercise price at December 9, 1996, no compensation was accrued. Effective December 31, 1997, the number of Rights was increased to 299,996, reallocated among four officers and eleven employees and the exercise price was reduced to $1.94 per unit. The Rights of one employee were terminated in 1999 in connection with the Crude Gathering Sale thus reducing the total outstanding Rights to the officers and employees to 284,128 at December 31, 1999. A one-time award of 70,000 Rights was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.
     The Rights were fully vested on December 31, 1998; however, none were exercised. Rights exercisable under the plan were 354,128, 369,996 and 195,000 at December 31, 1999, 1998 and 1997, respectively. Since the fair market value of the Rights did not exceed the exercise price at the grant date nor at the repricing date, no compensation expense has been accrued in accordance with APB 25.
    The weighted average fair value of the Rights granted is approximately $1.40 per Right and the pro forma effect (as required by Statement 123) is not material to the operations of the Partnerhsip.


NOTE 11--DISCONTINUED OPERATIONS

    As previously discussed, on October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Accordingly, the assets, liabilities and operating results of the Crude Gathering System have been segregated from the continuing operations and are reported as discontinued operations. Interest expense, except for interest on the note assumed by Sun, and general corporate administrative expenses was not allocated to the discontinued operations. However, management does expect that interest expense related to continuing operations will be reduced since $15,000,000 of the proceeds were used to reduce debt.

     After the sale, the Partnership continues to be responsible for certain environment liabilities associated with the Crude Gathering System including five on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $100,000 accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
    The measurement date used to determine the net loss on disposal was August 1, 1999. At August 1, 1999, management estimated a net gain on disposal of $48,000 including an estimate of net loss from discontinuing operation from August 1, 1999 to the disposal date. The Partnership actually incurred a net loss on disposal of $251,000 which includes a loss from the discontinued operations from August 1, 1999 to September 30, 1999 of $1,477,000 and a gain of $1,226,000 on the sale of certain operating assets utilized on the Crude Gathering System. The gain on the sale of certain operating assets included a $5,043,000 effect of a LIFO inventory liquidation.
    Revenues for the Crude Gathering System were $241,483,000,
$259,438,000 and $257,718,000 for the nine months ended September 30, 1999 and the twelve months ended December 31, 1998 and 1997, respectively.
Under the terms of the asset sale, the Partnership retained receivables of $13,669,000, other payables excluding suspense liability of $20,410,000, and crude suspense liability of $10,935,000 as of the disposal date of October 1, 1999.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and included in net current assets (liabilities) of discontinued operations with the remainder included in net long-term assets (liabilities) of discontinued operations. At December 31, 1999 and 1998, net long-term assets (liabilities) of discontinued operations included $8,392,000 and $8,736,000, respectively, related to crude suspense liabilities.
     Net current assets (liabilities) of discontinued operations included the following components as of December 31 (in thousands):

                                              1999        1998
                                            --------    --------
     Accounts receivable                    $    263    $  7,264
     Inventories                                   -       7,332
     Prepaid expenses                              -         245
     Accounts payable                         (1,109)    (10,895)
     Crude suspense liability                 (1,531)     (2,125)
     Accrued payroll and related benefits       (398)       (122)
     Accrued taxes                                 -        (643)
     Other accrued liabilities                   (62)       (191)
     Current portion long-term debt                -        (172)
                                            --------    --------
                                            $ (2,837)   $    693
                                            ========    ========

     Net long-term assets (liabilities) of discontinued operations included the following components as of December 31 (in thousands):


                                              1999        1998
                                            --------    --------
     Property, plant and equipment,
       net of accumulated depreciation      $      -    $ 28,016
     Other Assets                                 81         119
     Long-term debt                                -      (5,330)
     Deferred income tax                           -      (2,295)
     Other long-term liabilities                   -      (1,846)
     Crude suspense liability                 (8,392)     (8,736)
                                            --------    --------
                                            $ (8,311)   $  9,928
                                            ========    ========

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

         3.3 Third Amended and Restated Agreement of Limited Partnership of the Partnership.

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

10.33 Second Amendment to the Sixth Restated and Amended Credit Agreement dated as of November 20, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to
         Exhibit 10.33 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.34 Third Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 1, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to
         Exhibit 10.34 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.35 Fourth Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 31, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
         Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to
         Exhibit 10.35 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.36 Fifth Amendment to the Sixth Restated and Amended Credit Agreement dated as of March 1999 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit
         10.36 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.37 Amendment No. 2 to the Revolving Credit and Term Loan Agreement, dated as of November 20, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.37 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.38 Amendment No. 3 to the Revolving Credit and Term Loan Agreement, dated as of December 31, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.38 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.39 Amendment No. 4 to the Revolving Credit and Term Loan Agreement, dated as of March 1999, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.39 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.40 Amendment No. 5 to the Revolving Credit and Term Loan Agreement dated as of April 15, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending March 31, 1999 (Commission File No. 1-10473)).

10.41 The Sixth Amendment to the Sixth Restated and Amended Credit Agreement as of April 15, 1999 among Pride Companies,L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30, 1999 (Commission File No. 1-10473)).

10.42 Amended and Restated Certificates of Designation of Series B, C, D, E and F Cumulative Convertible Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999 (incorporated by reference to Exhibit 10.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30 1999 (Commission File No. 1-10473)).

10.43 Purchase and Sale Agreement dated August 4, 1999 by and among Pride Companies, L.P. and Pride SGP, Inc., as Sellers, and Sun Pipe Line Services Co., as Buyer (incorporated by reference to
         Exhibit 10.3 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30, 1999 (Commission File No. 1-10473)).

10.44 Waiver and Consent dated as of October 1, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc., ("Lender") (incorporated by reference to Exhibit
         10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending September 30, 1999 (Commission File No. 1-10473)).

10.45 Amendment No. 6 to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ending September 30, 1999 (Commission File No. 1-10473)).

10.46 Certificates of Designation of Series G Subordinate Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of October 1, 1999.

25.1 Power of Attorney (included on the signature page of this Report).

27.1      Financial Data Schedule.