Form 10-K/A
period 1999-12-31
PRIDE COMPANIES LP
filed 2000-06-01
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K/A

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

27.1 Financial Data Schedule.

                      SECOND AMENDED AND RESTATED
                   AGREEMENT OF LIMITED PARTNERSHIP
                                  OF
                         PRIDE COMPANIES, L.P.

    THIS SECOND AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP amends, replaces and restates, as of the Effective Date, the Amended and Restated Agreement of Limited Partnership, effective as of March 29, 1990, and as further amended by the First Amendment to the Amended and Restated Agreement of Limited Partnership, effective as of September 25, 1991 (as amended, the "Prior Agreement"). This Agreement of Limited Partnership is entered into by and among Pride Refining, Inc., a Texas corporation, as the Managing General Partner, Pride SGP, Inc., a Texas corporation, as the Special General Partner and the Limited Partners, together with any other Persons who become Partners in the Partnership as provided herein. In consideration of the covenants, conditions and agreements contained herein, the parties hereto hereby agree as follows:
                               ARTICLE I
                        Organizational Matters
     1.1 Formation and Continuation. The Partnership as previously been formed and is-currently in existence as a limited partnership pursuant to the provisions of the Delaware Act. The Partnership is hereby expressly continued as a limited partnership pursuant to the Delaware Act, subject to the provisions of this Agreement, which replaces, amends, and restates the Prior Agreement. Except as expressly provided herein to the contrary, the rights and obligations of the Partners and the administration and termination of the Partnership shall be governed by the Delaware Act. The Partnership Interest of each Partner shall be personal property for all purposes.
     1.2 Name. The name of the Partnership shall be "Pride Companies, L.P." The Partnership's business may be conducted under any other name or names deemed advisable by the Managing General Partner, including the name of the Managing General Partner or any Affiliate thereof. The words "Limited Partnership," "L.P.," "Ltd." or similar words or letters shall be included in the Partnership's name where necessary for the purposes of complying with the laws of any jurisdiction that so requires. The Managing General Partner in its sole discretion may change the name of the Partnership at any time and from time to time and shall notify the Limited Partners of such change in the next regular communication to the Limited Partners.
     1.3 Registered Office; Principal Office. The address of the registered office of the Partnership in the State of Delaware shall be located at The Corporation Trust Center, 1209 Orange Street, New Castle County, Wilmington, Delaware 19801, and the registered agent for service of process on the Partnership in the State of Delaware at such registered office shall be The Corporation Trust Company. The principal office of the Partnership shall be 1209 North Fourth Street, Abilene, Texas 79601 or such other place as the Managing General Partner may from time to time designate by notice to the Limited Partners. The Partnership may maintain offices at such other places within or outside the State of Delaware as the Managing General Partner deems advisable.
     1.4 Power of Attorney. (a) Each Limited Partner and each Assignee hereby constitutes and appoints each of the Managing General Partner and, if a Liquidator shall have been selected pursuant to
Section 14.3 hereof, the Liquidator severally (and any successor to either thereof by merger, transfer, assignment, election or otherwise) and authorized officers and attorneys-in-fact of each, with full power of substitution, as its true and lawful agent and attorney-in-fact, with full power and authority in its name, place and stead, to:
     (i) execute, swear to, acknowledge, deliver, file and record in the appropriate public offices (A) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate of Limited Partnership and all amendments or restatements thereof) that the Managing General Partner or the Liquidator deems appropriate or necessary to form, qualify or continue the existence or qualification of, the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware and in all other jurisdictions in which the Partnership may conduct business or own property; (B) all instruments that the Managing General Partner or the Liquidator deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement or the Deposit Agreement in accordance with their respective terms; (C) all conveyances and other instruments or documents that the Managing General Partner or the Liquidator deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (D) all instruments relating to the admission, withdrawal, removal or substitution of any Partner pursuant to, or other events described in, Article XI, XII, XIII or XIV hereof or the Capital Contribution of any Partner, (E) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges of any class or series of Units or other securities issued pursuant to Section 4.2 hereof; and (F) all agreements and other instruments (including, without limitation, a certificate of merger) relating to a merger or consolidation of the Partnership pursuant to Article XVI hereof;
     (ii) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole discretion of the Managing General Partner or the Liquidator, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action which is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole discretion of the Managing General Partner or the Liquidator, to effectuate the terms or intent of this Agreement; provided, that when required by Section 15.3 hereof or any other provision of this Agreement which establishes a percentage of the Limited Partners or of the Limited Partners of any class or series required to take any action, the Managing General Partner or the Liquidator may exercise the power of attorney made in this subSection (ii) only after the necessary vote, consent or approval of the Limited Partners or of the Limited Partners of such class or series; and
     (iii) on behalf of the Limited Partners and the Assignees, enter into the Deposit Agreement and to deposit Certificates in the Deposit Account pursuant to the Deposit Agreement. Nothing contained herein shall be construed as authorizing the Managing General Partner to amend this Agreement except in accordance with Article XV hereof or as may be otherwise expressly provided for in this Agreement.
     (b) The foregoing power of attorney is hereby declared to be irrevocable and a power coupled with an interest, and it shall survive and not be affected by the subsequent death, incompetency, disability, incapacity, dissolution, bankruptcy or termination of any Limited Partner or Assignee and the transfer of all or any portion of such Limited Partner's or Assignee's Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the Managing General Partner or the Liquidator, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses which may be available to contest, negate or disaffirm the action of the Managing General Partner or the Liquidator, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the Managing General Partner or the Liquidator, within 15 days after receipt of the Managing General Partner's or the Liquidator's request therefor, such further designation, powers of attorney and other instruments as the Managing General Partner or the Liquidator deems necessary to effectuate this Agreement and the purposes of the Partnership.
     1.5 Term. The Partnership commenced upon the filing of the Certificate of Limited Partnership in accordance with the Delaware Act on January 17, 1990 and shall continue in existence until the close of Partnership business on December 31, 2090, or until the earlier termination of the Partnership in accordance with the provisions of
Article XIV hereof.
     1.6 Possible Restrictions on Transfer. Notwithstanding anything to the contrary contained herein, in the event of (i) the enactment (or imminent enactment) of any legislation, (ii) the publication of any temporary or final regulation by the Treasury Department, (iii) any ruling by the Internal Revenue Service or (iv) any judicial decision, that, in any such case, in the Opinion of Counsel, would result in the taxation of the Partnership for federal income tax purposes as a corporation or as an association taxable as a corporation, then, either (a) the Managing General Partner may impose such restrictions on the transfer of Partnership Interests as may be required, in the Opinion of Counsel, to prevent the taxation of the Partnership for federal income tax purposes as a corporation or as an association taxable as a corporation, including making any amendments to this Agreement as the Managing General Partner in its sole discretion may determine to be necessary or appropriate in order to impose such restrictions; provided, that any such amendment to this Agreement which would result in the delisting or suspension of trading of any class of Units on any National Securities Exchange on which such class of Units is then traded must be approved by the holders of at least 66?% of the Outstanding Units of such class (excluding for purposes of such determination any Units of such class owned by the General Partners and their Affiliates) or (b) upon the recommendation of the Managing General Partner and the approval by the holders of at least 66?% of the Outstanding Units (excluding for purposes of such determination any Units owned by the General Partners and their Affiliates), the Partnership may be converted into and reconstituted as a trust or any other type of legal entity (the "New Entity") in the manner and on other terms so recommended and approved. In such event, the business of the Partnership shall be continued by the New Entity and the Units shall be converted into equity interests of the New Entity in the manner and on the terms so recommended and approved.
                              ARTICLE II
                              Definitions
     The following definitions shall be for all purposes, unless otherwise clearly indicated to the contrary, applied to the terms used in this Agreement.
     "Additional Limited Partner" means a Person admitted to the Partnership as a Limited Partner pursuant to Section 12.4 hereof.
     "Adjusted Capital Account" shall mean the Capital Account maintained for each Partner as of the end of each taxable year of the Partnership (a) increased by any amounts which such Partner is obligated to restore under the standards set by Treasury Regulation
Section 1.704-1(b)(2)(ii)(c) (or is deemed obligated to restore under Treasury Regulation Sections 1.704- 2(g) and 1.704-2(i)(5) and (b) decreased by (i) the amount of all losses and deductions that, as of the end of such taxable year, are reasonably expected to be allocated to such Partner in subsequent years under Sections 704(e)(2) and 706(d) of the Code and Treasury Regulation Section 1.751-1(b)(2)(ii), and (ii) the amount of all distributions that, as of the end of such taxable year, are reasonably expected to be made to such Partner in subsequent years in accordance with the terms of this Agreement or otherwise to the extent they exceed offsetting increases to such Partner's Capital Account that are reasonably expected to occur during (or prior to) the year in which such distributions are reasonably expected to be made (other than increases pursuant to a minimum gain chargeback pursuant to Sections 5.1(e)(i) or 5.1(e)(ii) hereof). The foregoing definition of Adjusted Capital Account is intended to comply with the provisions of Treasury Regulation Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith. A Partner who has more than one interest in the Partnership shall have a single Adjusted Capital Account that reflects all such interests, regardless of the class of interests and the time and manner in which such interests were acquired.
     "Adjusted Property" means any property the Carrying Value of which has been adjusted pursuant to Section 4.4(d)(i) or 4.4(d)(ii) hereof. Once an Adjusted Property is deemed distributed by, and recontributed to, the Partnership for federal income tax purposes upon a termination thereof pursuant to Section 708 of the Code, such property shall thereafter constitute a Contributed Property until the Carrying Value of such property is further adjusted pursuant to
Section 4.4(d)(i) or 4.4(d)(ii) hereof.
     "Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, the Person in question. As used herein, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.
     "Agreed Allocation" shall mean allocation made pursuant to
Section 5.1(a), (b), (c) or (d) hereof.
     "Agreed Value" of any Contributed Property means the fair market value of such property or other consideration at the time of contribution as determined by the Managing General Partner using such reasonable method of valuation as it may adopt. The Managing General Partner shall, in its sole discretion, use such method as it deems reasonable and appropriate to allocate the aggregate Agreed Value of Contributed Properties contributed to the Partnership in a single or integrated transaction among such properties on a basis proportional to their fair market values.
     "Agreement" means this Second Amended and Restated Agreement of Limited Partnership, as it may be amended, supplemented or restated from time to time.
     "Assignee" means a Non-citizen Assignee or a Person to whom one or more Units have been transferred in a manner permitted under this Agreement and who has executed and delivered a Transfer Application as required by this Agreement, but who has not become a Substituted Limited Partner.
     "Available Cash" means, with respect to any calendar quarter,
     (i) the sum of:
     (A) the Partnership's net income for such quarter as determined in accordance with generally accepted accounting principles (excluding gain and loss on the sale of capital assets).
     (B) depreciation, amortization and other noncash charges (less noncash credits) of the Partnership for such quarter.
     (C) the amount of any reduction in reserves of the Partnership of the types referred to in (ii) (DD) below during such quarter:
     (ii) less the sum of:
     (AA) all principal debt payments, preference payments accrued on Series B Preferred Units or Series C Preferred Units (if not already included in the computation of net income), or redemptions of Series B or C Preferred Units, if any, made during such quarter by the Partnership (other than principal debt payments made with Proceeds from Capital Transactions),
     (BB) capital expenditures made by the Partnership during such quarter (excluding for such purpose capital expenditures financed or anticipated to be refinanced with Proceeds from Capital Transactions),
     (CC) investments for such quarter in any entity to the extent that such investments are not otherwise included under clauses
(ii)(AA) or (BB) (excluding investments financed or anticipated to be refinanced with Proceeds from Capital Transactions), and
     (DD) the amount of Partnership reserves established by the Managing General Partner during such quarter which are necessary or appropriate (1) to provide funds for the future payment of items of the types specified in clauses (ii)(AA) and (ii)(BB) above, (2) to provide for additional working capital, (3) to provide funds for cash distributions with respect to any one or more of the next four calendar quarters or (4) to provide funds for the future payment of interest.
     Notwithstanding the foregoing, Available Cash shall not include any cash receipts or reductions in reserves or take into account any disbursements made or reserves established after commencement of the dissolution and liquidation of the Partnership.
     "Book-Tax Disparity" shall mean, with respect to any item of Contributed Property or Adjusted Property, as of the date of any determination, the difference between the Carrying Value of such Contributed Property or Adjusted Property and the adjusted basis thereof for federal income tax purposes as of such date. A Partner's share of the Partnership's Book-Tax Disparities in all of its Contributed Property and Adjusted Property will be reflected by the difference between such Partner's Capital Account balance as maintained pursuant to Section 4.4 hereof and the hypothetical balance of such Partner's Capital Account computed as if it had been maintained strictly in accordance with federal income tax accounting principles.
     "Business Day" means Monday through Friday of each week, except that a legal holiday recognized as such by the government of the United States or the States of New York or Texas shall not be regarded as a Business Day.
     "Capital Account" means the capital account maintained pursuant to Section 4.4 hereof.
     "Capital Contribution" means any cash, cash equivalents, or the Net Agreed Value of Contributed Property which a Partner contributes to the Partnership pursuant to Sections 4.1, 4.2, 4.4(c) or 13.3(c) hereof, or the outstanding principal balance of debt, amount of accrued interest, or amount of cumulative distribution arrearages canceled by a Limited Partner in exchange for a Series B Preferred Unit or Series C Preferred Unit.
     "Capital Transactions" means (a) borrowings and sales of debt securities (other than working capital borrowings, borrowings representing items purchased on open account in the ordinary course of business by the Partnership, (b) sales of equity interests by the Partnership (other than the conversion of certain indebtedness of the Partnership into Common Units, Series B Preferred Units, or Series C Preferred Units as described in Section 4.1 hereof) and (c) sales or other voluntary or involuntary dispositions of any assets of the Partnership (other than (x) sales or other dispositions of inventory in the ordinary course of business, (y) sales or other dispositions of other current assets including receivables and accounts and (z) sales or other dispositions of assets as a part of normal retirements or replacements), in each case prior to the commencement of the dissolution and liquidation of the Partnership.
     "Carrying Value" means (a) with respect to a Contributed Property, the Agreed Value of such property reduced (but not below zero) by all depreciation, amortization and cost recovery deductions charged to the Partners' Capital Accounts and (b) with respect to any other Partnership property, the adjusted basis of such property ror federal income tax purposes. The Carrying Value of any property shall be adjusted from time to time in accordance with Sections 4.4(d)(i) and 4.4(d)(ii) hereof and shall thereafter be reduced (but not below zero) by all depreciation, amortization, and cost recovery deductions charged to the Partners' Capital Accounts.
     "Certificate" means a certificate issued by the Partnership evidencing ownership of one or more Partnership Interests.
     "Certificate of Designations" means the Certificates of Designations pursuant to which the Partnership issues Series B Preferred Units, Series C Preferred Units, and any other certificate of designations pursuant to which the Partnership issues Partnership Securities pursuant to Section 4.2.
     "Certificate of Limited Partnership" means the Certificate of Limited Partnership filed with the Secretary of State of the State of Delaware as referenced in Section 6.2 hereof, as such Certificate may be amended and/or restated from time to time.
     "Citizenship Certification" means a properly completed-certificate in such form as may be specified by the Managing General Partner by which an Assignee or a Limited Partner certifies that he (and if he is a nominee holding for the account of another Person, that to the best of his knowledge such other Person) is an Eligible Citizen.
     "Closing Price" for any day means the last sale price on such day, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Units of a class are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal National Securities Exchange on which the Units of such class are listed or admitted to trading or, if the Units of a class are not listed or admitted to trading on any National Securities Exchange, the last quoted price on such day or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other system then in use, or, if on any such day the Units of a class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in the Units of such class selected by the Board of Directors of the Managing General Partner, or, if on any such day no market maker is making a market in the Units of such class, the fair value of such Units on such day as determined reasonably and in good faith by the Board of Directors of the Managing General Partner using any reasonable method of valuation.
     "Code" means the Internal Revenue Code of 1986, as amended and in effect from time to time, as interpreted by the applicable regulations thereunder. Any reference herein to a specific Section or Sections of the Code shall be deemed to include a reference to any corresponding provision of future law.
     "Common Unit" means a Unit representing a fractional part of the Partnership Interests of the Limited Partners and Assignees thereof and having the rights and obligations specified with respect to Common Units in this Agreement.
     "Conflicts and Audit Committee" means a committee of the Board of Directors of the Managing General Partner composed entirely of directors who are neither officers or employees of, nor direct or indirect owners of more than 5% of the voting securities of, the General Partners or their Affiliates.
     "Consent Solicitation Statement" means the consent solicitation statement dated October 7, 1996 sent to the Partners in connection with the adoption of this Agreement and the approval of other matters described in the Consent Solicitation Statement.
     "Contributed Property" means each property or other asset, in such form as may be permitted by the Delaware Act, but excluding cash, contributed to the Partnership (or deemed contributed to the Partnership on termination and reconstitution thereof pursuant to
Section 708 of the Code). Once the Carrying Value of a Contributed Property is adjusted pursuant to Section 4.4(d) hereof, such property shall no longer constitute a Contributed Property for purposes of
Section 5.1 hereof, but shall be deemed an Adjusted Property for such purposes.
     "Current Market Price" shall have the meaning assigned to such term in Section 17.1(a) hereof.
     "Debt" means, as to any Person, as of any date of determination,
(a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services; (b) all amounts owed by such Person to banks or other Persons in respect of reimbursement obligations under letters of credit, surety bonds and other similar instruments guaranteeing payment or other performance of obligations by such Person; (c) all indebtedness for borrowed money or for the deferred purchase price of property or services secured by any lien on any property owned by such Person, to the extent attributable to such Person's interest in such property, even though such Person has not assumed or become liable for the payment thereof; and (d) lease obligations of such Person which, in accordance with generally accepted accounting principles, should be capitalized.
     "Delaware Act" means the Delaware Revised Uniform Limited Partnership Act, 6 Del. C.17-101, et seq., as it may be amended from time to time, and any successor to such statute.
     "Deposit Account" means the account established by the Depositary pursuant to the Deposit Agreement.
     "Deposit Agreement" means the Deposit Agreement among the Managing General Partner, in its capacity both as Managing General Partner and as attorney-in-fact for the Limited Partners, the Partnership and the Depositary, as it may be amended or restated from time to time.
     "Depositary" means the bank or other institution appointed by the Managing General Partner in its sole discretion to act as depositary for the Depositary Units pursuant to the Deposit Agreement, or any successor to it as depositary.
     "Depositary Receipt" means a depositary receipt, issued by the Depositary or agents appointed by the Depositary in accordance with the Deposit Agreement, evidencing ownership of one or more Depositary Units.
     "Depositary Unit" means a depositary unit representing a Unit on deposit with the Depositary pursuant to the Deposit Agreement. "Discretionary Allocation" shall mean any allocation of an item of income, gain, deduction, or loss pursuant to the provisions of Section 5.1(d)(iii) hereof.
     "Economic Risk of Loss" shall have the meaning set forth in Treasury Regulation Section 1.752-2(a).
     "Effective Date" means the later to occur of (i) the date upon which the Partners have approved this Agreement as an amendment and restatement of the Prior Agreement in accordance with the terms of the Prior Agreement, (ii) the date all legal requirements related to the solicitation of consents have been met, and (iii) the date that is the last day of the month immediately succeeding the later of (i) or (ii); upon which date this Agreement shall become effective as the Partnership Agreement of the Partnership.
     "Eligible Citizen" means a Person qualified to own interests in real property in jurisdictions in which the Partnership does business or proposes to do business from time to time, and whose status as a Limited Partner or Assignee does not or would not subject the Partnership to a substantial risk of cancellation or forfeiture of any of their property or any interest therein.
     "Exchange Act" means the Securities Exchange Act of 1934, as amended, and any successor to such statute.
     "General Partner" means either the Managing General Partner or the Special General Partner and "General Partners" means the Managing General Partner and the Special General Partner.
     "General Partner Equity Value" means, as of any date of determination, the fair market value of a General Partner's Partnership Interest, as a General Partner, as determined by the Managing General Partner using whatever reasonable method of valuation it may adopt.
     "Indemnitee" means any General Partner, any departing General Partner, any Person who is or was an Affiliate of any General Partner or any departing General Partner, any Person who is or was an officer, director, employee, agent or trustee of any General Partner or any departing General Partner or any Affiliate of any General Partner or departing General Partner, or any Person who is or was serving at the request of any General Partner or any departing General Partner or any Affiliate of any General Partner or any departing General Partner as a director, officer, employee, agent or trustee of another Person.
     "Initial Offering" means the initial offering of Depositary Units to the public, as described in the Registration Statement.
     "Issue Price" means the price at which a Unit is purchased from the Partnership, less any sales commission or underwriting discount charged to the Partnership; provided that the Issue Price of Series B Preferred Units and Series C Preferred Units shall equal the outstanding principal balance and any accrued interest canceled by a Partner in exchange for such Unit.
     "Limited Partner" means each Person who is a Limited Partner of the Partnership upon the Effective Date, each Substituted Limited Partner, each Additional Limited Partner and any departing General Partner upon the change of its status from General Partner to Limited Partner pursuant to Article XIII hereof and, solely for purposes of Articles IV, V and VI hereof and Sections 14.3 and 14.4 hereof, shall include an Assignee thereof.
     "Limited Partner Equity Value" means, as of any date of determination, the total value of all classes of Units, with the value of each class being an amount equal to the product of (a) the total number of Outstanding Units of such class (immediately prior to an issuance of Units or distribution of cash or Partnership property), multiplied by (b) (i) in the case of a valuation required by Section 4.4(d)(i) hereof (other than valuations caused by sales of a de minimis quantity of Units) the Issue Price or (ii) in the case of a valuation required by Section 4.4(d)(ii) hereof (or a valuation required by Section 4.4(d)(i) hereof caused by sales of a de minimis quantity of Units) the Closing Price.
     "Liquidator" means the Managing General Partner or other Person approved pursuant to Section 14.3 hereof who performs the functions described therein.
     "Managing General Partner" means Pride Refining Inc., a Texas corporation, or any successor in its capacity as managing general partner of the Partnership.
     "Merger Agreement" has the meaning assigned to such term in
Section 16.1 hereof.
     "Minimum Gain Attributable to Partner Nonrecourse Debt" means that amount determined in accordance with the principles of Treasury Regulation Section 1.704-2(i).
     "National Securities Exchange" means an exchange registered with the Securities and Exchange Commission under Section 6(a) of the Exchange Act.
     "Net Agreed Value" means (a) in the case of any Contributed Property, the Agreed Value of such property reduced by any liabilities either assumed by the Partnership upon such contribution or to which such property is subject when contributed and (b) in the case of any property distributed to a Partner or Assignee by the Partnership, the Partnership's Carrying Value of such property at the time such property is distributed, reduced by any indebtedness either assumed by such Partner or Assignee upon such distribution or to which such property is subject at the time of distribution as determined under
Section 752 of the Code.
     "Net Income" shall mean, for any taxable period, the excess, if any, of the Partnership's items of income and gain (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period over the Partnership's items of loss and deduction (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period. The items included in the calculation of Net Income shall be determined in accordance with Section 4.4(b) hereof and shall not include any items specially allocated under Section 5.1(d) or 5.1(e) hereof. Once an item of income, gain, loss or deduction that has been included in the initial computation of Net Income is subjected to a Required Allocation or a Discretionary Allocation, Net Income or the resulting Net Loss, whichever the case may be, shall be recomputed without regard to such item.
     "Net Loss" shall mean, for any taxable period, the excess, if any, of the Partnership's items of loss and deduction (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period over the Partnership's items of income and gain (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period. The items included in the calculation of Net Loss shall be determined in accordance with Section 4.4(b) hereof and shall not include any items specially allocated under Section 5.1(d) or 5.1(e) hereof. Once an item of income, gain, loss or deduction that has been included in the initial computation of Net Loss is subjected to a Required Allocation or a Discretionary Allocation, Net Loss or the resulting Net Income, whichever the case may be, shall be recomputed without regard to such item.
     "Net Termination Gain" means, for each Partnership Year or shorter period, the sum, if positive, of all items of gain or loss recognized by the Partnership from Terminating Capital Transactions and all items of income, gain, loss and deduction (as determined in accordance with Section 4.4(b) hereof) recognized by the Partnership as a result of a dissolution of the Partnership for the purpose of liquidation.
     "Net Termination Loss" means, for each Partnership Year or shorter period, the sum, if negative, of all items of gain or loss recognized by the Partnership from Terminating Capital Transactions and all items of income, gain, loss and deduction (as determined in accordance with Section 4.4(b) hereof) recognized by the Partnership as a result of a dissolution of the Partnership for the purpose of liquidation.
     "Non-citizen Assignee" means a Person who the Managing General Partner has determined in its sole discretion does not meet the requirements of the definition of an Eligible Citizen and as to whose Partnership Interest the Managing General Partner has become the Substituted Limited Partner, pursuant to Section 11.5 hereof.
     "Nonrecourse Built-in Gain" shall mean, with respect to any Contributed Properties or Adjusted Properties that are subject to a mortgage or negative pledge securing a Nonrecourse Liability, the amount of any taxable gain that would be allocated to the Partners pursuant to Sections 5.2(b)(i)(A), 5.2(b)(ii)(A) or 5.2(b)(iii) hereof if such properties were disposed of in a taxable transaction in full satisfaction of such liabilities and for no other consideration.
     "Nonrecourse Deductions" shall mean any and all items of loss, deduction or expenditures (described in Section 705(a)(2)(B) of the
Code) that, in accordance with the principles of Treasury Regulation
Section 1.704-2(b), are attributable to a Nonrecourse Liability. "Nonrecourse Liability" shall have the meaning set forth in
Treasury Regulation Section 1.752-1(a)(2).
     "Note Agreement" means that certain Note Agreement dated as of August 13, 1996 among the Partnership, the General Partner, the Special General Partner and the purchasers of certain convertible notes, as such agreement may be amended from time to time.
     "Notice of Election to Purchase" has the meaning assigned to such term in Section 17.1(b) hereof.
     "Opinion of Counsel" means a written opinion of counsel (who may be regular counsel to the Partnership or the Managing General Partner) in form and substance acceptable to the Managing General Partner.
     "Outstanding" means all Units or other Partnership Securities that are issued by the Partnership and reflected as outstanding on the Partnership's books and records as of the date of determination.
     "Partner" means a General Partner or a Limited Partner and Assignees thereof, if applicable.
     "Partner Nonrecourse Debt" shall have the meaning set forth in Treasury Regulation Section 1.704-2(b)(4).
     "Partner Nonrecourse Deductions" shall mean any and all items of loss, deduction or expenditure (described in Section 705(a)(2)(B) of the Code) that, in accordance with the principles of Treasury Regulation Section 1.704-2(i), are attributable to a Partner Nonrecourse Debt and to a net increase in Minimum Gain Attributable to Partner Nonrecourse Debt.
     "Partnership" means the limited partnership heretofore formed and continued pursuant to this Agreement, and any successor thereto.
     "Partnership Debt Securities" has the meaning assigned to such term in Section 4.2(a) hereof.
     "Partnership Equity Securities" has the meaning assigned to such term in Section 4.2(a) hereof.
     "Partnership Interest" means the interest of a Partner in the Partnership which, in the case of a Limited Partner or Assignee, shall include Units.
     "Partnership Minimum Gain" shall mean that amount determined in accordance with the principles of Treasury Regulation Section 1.704-2(d).
     "Partnership Securities" has the meaning assigned to such term in
Section 4.2(a) hereof.
     "Partnership Year" means the fiscal year of the Partnership, which shall be the calendar year.
     "Percentage Interest" means, as of the date of such determination, (a) as to the Managing General Partner in its capacity as such, 1.9%, (b) as to the Special General Partner in its capacity as such, 0.1%, (c) as to any Limited Partner or Assignee holding Units, the product of (i) 98% multiplied by (ii) the quotient of the number of Units held by such Limited Partner or Assignee divided by the total number of all Units then outstanding; provided, however, that following any issuance of additional Units by the Partnership pursuant to Section 4.2 hereof, proper adjustment shall be made to the Percentage Interest represented by each Unit to reflect such issuance.
     "Person" means an individual or a corporation, partnership, trust, unincorporated organization, association or other entity.
     "Prior Agreement" shall have the meaning assigned to it in the preamble hereof.
     "Proceeds from Capital Transactions" means, at any date, such amounts of cash, debt securities or other property as are determined by the Managing General Partner to be made available to the Partnership from or by reason of a Capital Transaction.
     "Purchase Date" means the date determined by the Managing General Partner as the date for purchase of all Outstanding Units (other than Units owned by the General Partners and their Affiliates) pursuant to
Section 17.1(b) hereof.
     "Recapture Income" means any gain recognized by the Partnership (computed without regard to any adjustment required by Sections 734 or 743 of the Code) upon the disposition of any property or asset of the Partnership, which gain is characterized as ordinary income because it represents the recapture of deductions previously taken with respect to such property or asset.
     "Record Date" means the date established by the Managing General Partner for determining (a) the identify of Limited Partners (or Assignees, if applicable) entitled to notice of, or to vote at, any meeting of Limited Partners or entitled to vote by ballot or give approval of Partnership action in writing without a meeting or entitled to exercise rights in respect of any other lawful action of Limited Partners, or (b) the identify of Record Holders entitled to receive any report or distribution.
     "Record Holder" means the Person in whose name a Unit is registered on the books of the Transfer Agent, as of the opening of business on a particular Business Day.
     "Redeemable Units" means any Units for which a redemption notice has been given and has not been withdrawn, under Section 11.6 hereof.
     "Registration Statement" means the Registration Statement on Form S-1 (Registration No. 33-33099), as it has been or as it may be amended from time to time, filed by the Partnership with the Securities and Exchange Commission under the Securities Act to register the offering and sale of the Units in the Initial Offering.
     "Required Allocation" shall mean any allocation (or limitation imposed on any allocation) of an item of income, gain, deduction or loss pursuant to (a) the proviso-clause of Section 5.1(b)(ii) hereof or (b) Section 5.1(e) hereof, such allocations (or limitations thereon) being directly or indirectly required by the Treasury Regulations promulgated under Section 704(b) of the Code.
     "Residual Gain" or "Residual Loss" shall mean any item of gain or loss, as the case may be, of the Partnership recognized for federal income tax purposes resulting from a sale, exchange or other disposition of Contributed Property or Adjusted Property, to the extent such item of gain or loss is not allocated pursuant to Sections 5.2(b)(i)(A) or 5.2(b)(ii)(A) hereof to eliminate Book-Tax Disparities.
     "Securities Act" means the Securities Act of 1933, as amended, and any successor to such statute.
     "Series B Preferred Units" means the Series B Cumulative Convertible Preferred Units issued pursuant to the Certificate of Designations of Series B Cumulative Convertible Preferred Units of the Partnership set forth in Annex One to this Agreement.
     "Series C Preferred Units" means the Series C Cumulative Convertible Preferred Units issued pursuant to the Certificate of Designations of Series C Cumulative Convertible Preferred Units of the Partnership set forth in Annex Two to this Agreement.
     "Special Approval" means approval by (i) a majority of the members of the Board of Directors of the Managing General Partner and
(ii) a majority of the members of the Conflicts and Audit Committee. "Special General Partner" means Pride SGP, Inc., a Texas corporation, or any successor in its capacity as special general partner of the Partnership.
     "Subsidiary" means, with respect to any Person, any corporation or other entity of which a majority of (i) the voting power of the voting equity securities or (ii) the outstanding equity interests is owned, directly or indirectly, by such Person.
     "Substituted Limited Partner" means a Person who is admitted as a Limited Partner to the Partnership pursuant to Section 12.2 hereof in place of and with all the rights of a Limited Partner and who is shown as a Limited Partner on the books and records of the Partnership.
     "Surviving Business Entity" has the meaning assigned to such term in Section 16.2(b) hereof.
     "Terminating Capital Transactions" means any sales or other dispositions of assets of the Partnership is a result of a dissolution of the Partnership for the purpose of liquidation.
     "Trading Day" has the meaning assigned to such term in Section 17.1(a) hereof.
     "Transfer Agent" means the Depositary or any bank, trust company or other Person appointed by the Partnership to act as transfer agent for the Units.
     "Transfer Application" means an application and agreement for transfer of Depositary Units in the form set forth on the back of a Depositary Receipt or in a form substantially to the same effect in a separate instrument.
     "Unit" means a Partnership Interest of a Limited Partner or Assignee in the Partnership representing a fractional part of the Partnership Interests of all Limited Partners and Assignees; provided, however, that in the event any class or series of Units issued pursuant to Section 4.2 hereof shall have designations, preferences or special rights such that a Unit of such class or series shall represent a greater or lesser part of the Partnership Interests of all Limited Partners or Assignees than a Unit of any other class or series of Units, the Partnership Interest represented by such class or series of Units shall be determined in accordance with such designations, preferences or special rights. Unless otherwise specifically indicated to the contrary, Units includes Depositary Units.
     "Unrealized Gain" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the fair market value of such property as of such date, over
(b) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 4.4(d) hereof) as of such date. In determining such Unrealized Gain, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the Managing General Partner using such reasonable method of valuation as if it may adopt; provided, however, the Managing General Partner, in arriving at such valuation, must take fully into account (to the extent appropriate under the regulations promulgated under Section 704(b) of the Code) the Limited Partner Equity Value and the General Partner Equity Value at such time. The Managing General Partner shall allocate such aggregate value among the assets of the Partnership (in such manner as it determines in its sole discretion to be reasonable) to arrive at a fair market value for individual properties.
     "Unrealized Loss" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 4.4(d) hereof) as of such date, over (b) the fair market value of such property as of such date. In determining such Unrealized Loss, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the Managing General Partner using such reasonable method of valuation as it may adopt: provided, however, the Managing General Partner, in arriving at such valuation, must take fully into account (to the extent appropriate under the regulations promulgated under Section 704(b) of the Code) the Limited Partner Equity Value and the General Partner Equity Value at such time. The Managing General Partner shall allocate such aggregate value among the assets of the Partnership (in such manner as it determines in its sole discretion to be reasonable) to arrive at a fair market value for individual properties.
                              ARTICLE III
                                Purpose
     3.1 Purpose and Business. The purpose and nature of the business to be conducted by the Partnership shall be (i) to conduct any business that may be lawfully conducted by a limited partnership organized pursuant to the Delaware Act, including, without limitation, the refining, transport, gathering and sale of hydrocarbon-based products, (ii) to enter into any partnership, joint venture or other similar arrangement to engage in any of the foregoing or the ownership of interests in any entity engaged in any of the foregoing, and (iii) to do anything necessary or incidental to the foregoing.
     3.2 Powers. The Partnership shall be empowered to do any and all acts and things necessary, appropriate, proper, advisable, incidental to or convenient for the furtherance and accomplishment of the purposes and business described herein and for the protection and benefit of the Partnership.
                              ARTICLE IV
                         Capital Contributions
     4.1 Partnership Equity Securities. Upon the Effective Date, the Partnership Equity Securities of the Partnership consist of 4,950,000 Common Units, and the 1.9% and .1% Percentage Interests held by the Managing General Partner and the Special General Partner, respectively, which general partner interests are not denominated in Units. The Partnership has established the terms of Series B Preferred Units and Series C Preferred Units, none of which have been issued as of the Effective Date. The Certificates of Designations of the Series B Preferred Units and the Series C Preferred Units are attached hereto as Annex One and Annex Two, which Annexes are incorporated herein and are made a part of this Agreement. Notwithstanding the foregoing, the terms of any Certificate of Designations attached hereto as an Annex and incorporated by reference herein may be amended with the approval of a majority in interest of the holders of the Partnership Securities issued pursuant to the terms of such Certificate of Designations and the approval of the Managing General Partner. The Series B Preferred Units and Series C Preferred Units shall automatically be issued, without further action necessary on the part of the Managing General Partner or of the Partnership in the number described in, and in accordance with, the terms and conditions, of the Note Agreement. Notwithstanding anything to the contrary in this Agreement, in the event that any conflict exists between this Agreement on the one hand and a Certificate of Designations on the other, the terms of the Certificate of Designations shall control.
     4.2 Issuances of Additional Units and Other Securities. (a) The Managing General Partner is hereby authorized to cause the Partnership to issue such additional Units, or classes or series thereof, or options, rights, warrants or appreciation rights relating thereto, or any other type of equity security that the Partnership may lawfully issue ("Partnership Equity Securities"), any unsecured or secured debt obligations of the Partnership or debt obligations of the Partnership convertible into any class or series of equity securities of the Partnership ("Partnership Debt Securities") (collectively, "Partnership Securities"), for any Partnership purpose at any time or from time to time, to the Partners or to other Persons for such consideration and on such terms and conditions as shall be established by the Managing General Partner in its sole discretion, all without the approval of any Limited Partners. The Managing General Partner shall have sole discretion, subject to the guidelines set forth in this Section 4.2 and the requirements of the Delaware Act, in determining the consideration and terms and conditions with respect to any future issuance of Partnership Securities. The Managing General Partner may evidence terms and conditions of any Partnership Securities to be issued by the Partnership by a Certificate of Designations to be incorporated herein and made a part hereof by attaching the Certificate of Designations as an annex to this Agreement.
     (b) Additional Partnership Securities to be issued by the Partnership pursuant to this Section 4.2 shall be issuable from time to time in one or more classes, or one or more series of any of such classes, with such designations, preferences and relative, participating, optional or other special rights, powers and duties, including rights, powers and duties senior to existing classes and series of Partnership Securities, unless any such senior securities are otherwise prohibited by the terms of this Agreement, all as shall be fixed by the Managing General Partner in the exercise of its sole and complete discretion, subject to Delaware law, including, without limitation, (i) the allocations of items of Partnership income, gain, loss, and deduction to each such class or series of Partnership Securities; (ii) the right of each such class or series of Partnership Securities to share in Partnership distributions; (iii) the rights of each such class or series of Partnership Securities upon dissolution and liquidation of the Partnership; (iv) whether such class or series of additional Partnership Securities is redeemable by the Partnership and, if so, the price at which, and the terms and conditions upon which, such class or series of additional Partnership Securities may be redeemed by the Partnership; (v) whether such class or series of additional Partnership Securities is issued with the privilege of conversion and, if so, the rate at which, and the terms and conditions upon which, such class or series of Partnership Securities may be converted into any other class or series of Partnership Securities;
(vi) the terms and conditions upon which each such class or series of Partnership Securities will be issued, deposited with the Depositary, evidenced by Depositary Receipts and assigned or transferred; and
(vii) the right, if any, of each such class or series of Partnership Securities to vote on Partnership matters, including matters relating to the relative rights, preferences and privileges of each such class or series.
     The Managing General Partner is hereby authorized and directed to take all actions which it deems appropriate or necessary in connection with each issuance of Units or other Partnership Securities pursuant to Section 4.2(a) hereof and to amend this Agreement in any manner which it deems appropriate or necessary to provide for each such issuance, to admit Additional Limited Partners in connection therewith and to specify the relative rights, powers and duties of the holders of the Partnership Securities being so issued. Without limiting the foregoing, the Managing General Partner may prepare a Certificate of Designations with respect to such Partnership Securities and attach such Certificate of Designations as an additional annex to this Agreement.
     (d) The Managing General Partner shall do all things necessary to comply with the Delaware Act and is authorized and directed to do all things it deems to be necessary or advisable in connection with any future issuance of Partnership Securities, including compliance with any statute, rule, regulation or guideline of any federal, state or other governmental agency or any National Securities Exchange on which the Depositary Units or other Partnership Securities are listed for trading.
     4.3 No Preemptive Rights. Unless otherwise granted pursuant to a Certificate of Designations, no Person shall have any preemptive, preferential or other similar right with respect to (a) additional Capital Contributions; (b) issuance or sale of any class or series of Units or other Partnership Securities, whether unissued, held in the treasury or hereafter created; (c) issuance of any obligations, evidences of indebtedness or other securities of the Partnership convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase or subscribe to, any such Units or Partnership Securities; (d) issuance of any right of subscription to or right to receive, or any warrant or option for the purchase of, any such Units or Partnership Securities; or (e) issuance or sale of any other securities that may be issued or sold by the Partnership.
     4.4 Capital Accounts. (a) The Partnership shall maintain for each Partner (or a beneficial owner of Units held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031 (c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion) a separate Capital Account in accordance with the rules of Treasury Regulation Section 1.704-1(b)(2)(iv). Such Capital Account shall be increased by (i) the amount of all Capital Contributions made by such Partner to the Partnership pursuant to this Agreement and (ii) all items of Partnership income and gain (including income and gain exempt from tax) computed in accordance with Section 4.4(b) hereof and allocated to such Partner pursuant to Article V hereof, and decreased by (x) the amount of cash or Net Agreed Value of all distributions of cash or property made to such Partner pursuant to this Agreement and
(y) all items of Partnership deduction and loss computed in accordance with Section 4(b) hereof and allocated to such Partner pursuant to
Article V hereof.
     (b) For purposes of computing the amount of any item of income, gain, deduction or loss to be reflected in the Partners' Capital Accounts, the determination, recognition and classification of any such item shall be the same as its determination, recognition and classification for federal income tax purposes (including any method of depreciation, cost recovery or amortization used for that purpose), provided, that:
     (i) All fees and other expenses incurred by the Partnership to promote the sale of (or to sell) a Partnership Interest that can neither be deducted nor amortized under Section 709 of the Code, if any, shall, for purposes of Capital Account maintenance, be treated as an item of deduction at the time such fees and other expenses are incurred.
     (ii) Except as otherwise provided in Treasury Regulation Section 1.704-1(b)(2)(iv)(m), the computation of all items of income, gain, loss and deduction shall be made without regard to any election under
Section 754 of the Code which may be made by the Partnership and, as to those items described in Section 705(a)(1)(B) or 705(a)(2)(B) of the Code, without regard to the fact that such items are not includable in gross income or are neither currently deductible nor capitalized for federal income tax purposes.
     (iii) Any income, gain or loss attributable to the taxable disposition of any Partnership property shall be determined as if the adjusted basis of such property as of such date of disposition were equal in amount to the Partnership's Carrying Value with respect to such property as of such date.
     (iv) In accordance with the requirements of Section 704(b) of the Code, any deductions for depreciation, cost recovery, or amortization attributable to any Contributed Property shall be determined as if the adjusted basis of such property as of the date it was acquired by the Partnership was equal to the Agreed Value of such property. Upon an adjustment pursuant to Section 4.4(d) hereof to the Carrying Value of any Partnership property subject to depreciation, cost recovery or amortization, any further deductions for such depreciation, cost recovery or amortization attributable to such property shall be determined (A) as if the adjusted basis of such property were equal to the Carrying Value of such property immediately following such adjustment and (B) using a rate of depreciation, cost recovery or amortization derived from the same method and useful life (or, if applicable, the remaining useful life) as is applied for federal income tax purposes; provided, however, that, if the asset has a zero adjusted basis for federal income tax purposes, depreciation, cost recovery, or amortization deductions shall be determined using any reasonable method that the Managing General Partner may adopt.
     (c) A transferee of a Partnership Interest shall succeed to the Capital Account of the transferor attributable to the Partnership Interest so transferred: provided, however, that, if the transfer causes a termination of the Partnership under Section 708(b)(1)(B) of the Code, the Partnership's properties shall be deemed to have been distributed in liquidation of the Partnership to the Partners (including the transferee of a Partnership Interest) pursuant to Sections 14.3 and 14.4 hereof and recontributed by such Partners in reconstitution of the Partnership. Any such deemed distribution shall be treated as an actual distribution for purposes of this Section 4.4. In such event, the Carrying Values of the Partnership properties shall be adjusted immediately prior to such deemed distribution pursuant to
Section 4.4(d)(ii) hereof and such adjusted Carrying Values shall then constitute the Agreed Values of such properties upon such deemed contribution to the reconstituted Partnership. The Capital Accounts of such reconstituted Partnership shall be maintained in accordance with the principles of this Section 4.4. In the case of a transferor who holds both Common Units and Series B Preferred Units or Series C Preferred Units, the Capital Account attributable to a Common Unit transferred shall be deemed to equal the Capital Account attributable to each other Common Unit then outstanding so as to preserve the uniformity of the Common Units outstanding from time to time.
     (d)  (i)  Consistent with the provisions of Treasury Regulation
Section 1.704-1(b)(2)(iv)(f), on an issuance of additional Units for cash or Contributed Property (including the cancellation of debt, accrued interest, or distribution arrearages by a Partner in exchange for a Unit or the conversion of Series B Preferred Units or Series C Preferred Units to Common Units), the Capital Accounts of all Partners and the Carrying Value of each Partnership property immediately prior to such issuance shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such property immediately prior to such issuance and had been allocated to the Partners at such time as provided in Section 5.1(c).
     (ii) In accordance with Treasury Regulations Section 1.704-1(b)(2)(iv)(f), immediately prior to any distribution to a Partner of any Partnership property (other than a distribution of cash that is not in redemption or retirement of a Partnership Interest), the Capital Accounts of all Partners and the Carrying Value of each Partnership property shall, immediately prior to any such distribution, be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized in a sale of each such property immediately prior to such distribution for an amount equal to its fair market value. Any Unrealized Gain or Unrealized Loss attributable to such property shall be allocated to the Partners as provided in Section 5.1(c).
     (iii) The adjustments provided for in this Section 4.4(d) shall be made in such a manner as shall be required to establish and preserve the uniformity of the Common Units outstanding from time to time.
     4.5 Interest. No interest shall be paid by the Partnership on Capital Contributions or on balances in Partners' Capital Accounts, except as otherwise provided in a Certificate of Designations.
     4.6 No Withdrawal. No Partner shall be entitled to withdraw any part of his Capital Contribution or his Capital Account or to receive any distribution from the Partnership, except as provided in Articles V, XIII and XIV hereof or in a Certificate of Designations.
     4.7 Loans from Partners. Loans by a Partner to the Partnership shall not constitute Capital Contributions. If any Partner shall advance funds to the Partnership in excess of the amounts required hereunder to be contributed by it to the capital of the Partnership, the making of such excess advances shall not result in any increase in the amount of the Capital Account for such Partner. The amount of any such excess advances shall be a debt obligation of the Partnership to such Partner and shall be payable or collectible only out of the Partnership assets in accordance with the terms and conditions upon which such advances are made.
     4.8 No Fractional Units. No fractional Units shall be issued by the Partnership.
     4.9  Splits and Combinations.  (a) Subject to Sections 4.9(f) and
5.8 hereof, the Managing General Partner may make a pro rata distribution of Units or Partnership Securities to all Record Holders or may effect a subdivision or combination of Units or other Partnership Securities; provided, however, that after any such distribution, subdivision or combination, each Partner shall have the same Percentage Interest in the Partnership as before such distribution, subdivision or combination; and provided, however, that nothing in this Section 4.9 shall be deemed to authorize the Managing General Partner to combine Units or Partnership Securities of any class or series with those of any other class or series.
     (b)  If Partnership Debt Securities are distributed pursuant to
Section 4.9(a), such distribution shall be treated as a distribution of property for purposes of this Agreement.
     (c) Whenever such a distribution, subdivision or combination of Units or Partnership Securities is declared, the Managing General Partner shall select a Record Date as of which the distribution, subdivision or combination shall be effective and shall send notice of the distribution, subdivision or combination at least 20 days prior to such Record Date, to each Record Holder as of the date not less than 10 days prior to the date of such notice. The Managing General Partner also may cause a firm of independent public accountants selected by it to calculate the number of Units to be held by each Record Holder after giving effect to such distribution, subdivision or combination. The Managing General Partner shall be entitled to rely on any certificate provided by such firm as conclusive evidence of the accuracy of such calculation.
     (d) Promptly following any such distribution, subdivision or combination, the Managing General Partner may cause Depositary Receipts to be issued to the Record Holders of Units as of the applicable Record Date representing the new number of Units held by such Record Holders, or the Managing General Partner may adopt such other procedures as it may deem appropriate to reflect such distribution, subdivision or combination; provided, however, that in the event any such distribution, subdivision or combination results in a smaller total number of Units outstanding, the Managing General Partner shall require, as a condition to the delivery to a Record Holder of such new Depositary Receipt, the surrender of any Depositary Receipt held by such Record Holder immediately prior to such Record Date.
     (e) The Partnership shall not issue fractional Units upon any distribution, subdivision or combination of Units. If a distribution, subdivision or combination of Units would result in the issuance of fractional Units but for the provisions of Section 4.8 hereof and this
Section 4.9(f), each fractional Unit shall be rounded to the nearest whole Unit (and a 0.5 Unit shall be rounded to the next higher Unit).
                               ARTICLE V
                     Allocations and Distributions
     5.1 Allocations for Capital Account Purposes. For purposes of maintaining the Capital Accounts and in determining the rights of the Partners among themselves, the Partnership's items of income, gain, loss and deduction (computed in accordance with Section 4.4(b) hereof) shall be allocated among the Partners in each taxable year (or portion thereof) as provided herein below. Amounts paid on the Series B Preferred Units and Series C Preferred Units shall be treated as guaranteed payments for the use of capital pursuant to Section 707(c) of the Code and therefore shall not be treated as the allocation of income affecting the respective capital accounts of the recipients pursuant to the provisions of this Article V.
     (a) Net Income. All items of income, gain, loss and deduction taken into account in computing Net Income for such taxable period shall be allocated in the same manner as such Net Income is allocated hereunder which Net Income shall be allocated as follows:
     (i) First, 100% to the General Partners, in the proportion that their respective Percentage Interest bears to 2%, until the aggregate Net Income allocated to the General Partners pursuant to this Section 5.1(a)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the General Partners pursuant to Section 5.1(b)(iii) hereof for all previous taxable years;
     (ii) Second, 100% to the Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units then outstanding until the aggregate Net Income allocated to the holder of a Common Unit pursuant to this Section 5.1(a)(ii) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the holder of such Common Unit pursuant to Section 5.1(b)(ii) hereof for all previous taxable years: and
     (iii) Third, the balance, if any, 100% to the General Partners and the Limited Partners holding Common Units in proportion to their respective Percentage Interests.
     (b) Net Losses. All items of income, gain, loss and deduction taken into account in computing Net Losses for such taxable period shall be allocated in the same manner as such Net Losses are allocated hereunder which Net Losses shall be allocated as follows:
     (i) First, 100% to the General Partners and the Limited Partners holding Common Units in accordance with their respective Percentage Interests, until the aggregate Net Losses allocated to the holder of a Common Unit pursuant to this Section 5.1(b)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Income allocated to the holder of such Common Unit pursuant to Section 5.1(a)(iii) hereof for all previous taxable years;
     (ii) Second, 100% to the Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units then outstanding provided, that Net Losses shall not be allocated pursuant to this
Section 5.1(b)(ii) to the extent that such allocation would cause any Limited Partner to have a deficit balance in its Adjusted Capital Account at the end of such taxable year (or increase any existing deficit balance in its Adjusted Capital Account); and
     (iii) Third, the balance, if any, 100% to the General Partners, in the proportion that their respective Percentage Interests bears to 2%.
     (c) Net Termination Gain and Losses. All items of income, gain, loss and deduction taken into account in computing Net Termination Gain or Net Termination Loss for such taxable period shall be allocated in the same manner as such Net Termination Gain or Net Termination Loss is allocated hereunder. All allocations under this
Section 5.1(c) shall be made after Capital Account balances have been adjusted by all other allocations provided under this Section 5.1 and after all distributions of Available Cash provided under Section 5.4 or 5.5 hereof have been made with respect to such taxable period.
     (i) If a Net Termination Gain is recognized, such Net Termination Gain shall be allocated between the General Partners and the Limited Partners in the following manner (and the Capital Accounts of the Partners shall be increased by the amount so allocated in each of the following subclauses, in the order listed, before an allocation is made pursuant to the next succeeding subclause):
     (A) First, to each Partner having a deficit balance in its Adjusted Capital Account, in the proportion of such deficit balance to the deficit balances in the Adjusted Capital Accounts of all Partners, until each such Partner has been allocated Net Termination Gain equal to any such deficit balance in its Adjusted Capital Account; and
     (B) Second, 98% to Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner.
     (ii) If a Net Termination Loss is recognized, such Net Termination Loss shall be allocated to the Partners in the following manner:
     (A) First, 98% to Limited Partners holding Common Units in proportion to, and to the extent of, the positive balances in their respective Adjusted Capital Accounts, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until such Limited Partner's Adjusted Capital Accounts are reduced to zero;
     (B) Second, the balance, if any, 100% to the General Partners in the proportion that their respective Percentage Interest bears to 2%.
     (d) Agreed Allocations. Notwithstanding any other provisions of this Section 5.1 (other than Section 5.1 (e) hereof), the following special allocations shall be made for such taxable period:
     (i)  Priority Allocations.
     (A) If the amount of cash or the Net Agreed Value of any property distributed (except cash or property distributed pursuant to
Section 14.3 or 14.4 hereof) to any Limited Partner holding Common Units during a taxable year is greater (on a per Common Unit basis) than the amount of cash or the Net Agreed Value of property distributed to the other Limited Partners holding Common Units (on a per Common Unit basis), then (1) each such Limited Partner receiving such greater cash or property distribution shall be allocated gross income in an amount equal to the product of (x) the amount by which the distribution (on a per Common Unit basis) to such Limited Partner exceeds the distribution (on a per Common Unit basis) to the Limited Partners receiving the smallest distribution and (y) the number of Common Units owned by the Limited Partner receiving the greater distribution; and (2) the General Partners shall be allocated gross income (95% to the Managing General Partner and 5% to the Special General Partner) in an amount equal to 2.0408% of the sum of the amounts allocated in clause (1) above.
     (B) If the amount of cash and the Net Agreed Value of any property distributed (except cash or property distributed pursuant to
Section 14.3 or 14.4 hereof) to the Limited Partners holding Common Units or the General Partners during a taxable year exceeds that which would have been distributed to either class of partners had such distributions been made in the ratio of 98% and 2% (as between the Limited Partners holding Common Units and the General Partners, respectively), such class receiving the excess distribution will be allocated gross income in an amount equal to such excess. Gross income allocated to the Limited Partners holding Common Units pursuant to this Section 5.1(d)(i)(B) shall be allocated among such Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units. Gross income allocated to the General Partners pursuant to this Section 5.1(d)(i)(B) shall be allocated among such General Partners in the ratio that their respective Percentage Interests bear to 2%.
     (ii) Nonrecourse Liabilities. For purposes of Treasury Regulation Section 1.752-3(a)(3), the Partners agree that Nonrecourse Liabilities of the Partnership in excess of the sum of (A) the amount of Partnership Minimum Gain and (B) the total amount of Nonrecourse Built-in Gain shall be allocated among the Partners in accordance with their respective Percentage Interests.
     (iii) Discretionary Allocation. (A) Notwithstanding any other provisions of Section 5.1(a), (b) or (c) hereof, the Agreed Allocations shall be adjusted so that, to the extent possible, the net amount of items of income, gain, loss and deduction allocated to each Partner pursuant to the Required Allocations and the Agreed Allocations, together, shall be equal to the net amount of such items that would have been allocated to each such Partner under the Agreed Allocations had there been no Required Allocations; provided, however, that for purposes of applying this Section 5.1(d)(iii)(A), it shall be assumed that all chargebacks pursuant to Section 5.1(e)(i) and (ii) hereof have occurred.
     (B) The Managing General Partner shall have reasonable discretion, with respect to each taxable year, to (1) apply the provisions of Section 5.1(d)(iii)(A) hereof in whatever fashion as is most likely to minimize the economic distortions that might otherwise result from the Required Allocations, and (2) divide all allocations pursuant to Section 5.1(d)(iii)(A) hereof among the Partners in a manner that is likely to minimize such economic distortions.
     (e) Required Allocations. Notwithstanding any other provision of this Section 5.1, the following special allocations shall be made for such taxable period:
     (i) Partnership Minimum Gain Chargeback. Notwithstanding the other provisions of this Section 5.1, if there is a net decrease in Partnership Minimum Gain during any Partnership taxable period, each Partner shall be allocated items of Partnership income and gain for such period (and, if necessary subsequent periods) in the manner and amounts provided in Treasury Regulation Sections 1.704-2(f), 1.704-2(g)(2) and 1.704-2(j)(2)(i), or any successor provision. For purposes of this Section 5.1(e), each Partner's Adjusted Capital Account balance shall be determined, and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 5.1 with respect to such taxable period (other than an allocation pursuant to Sections 5.1(e)(v) and 5.1 (e)(vi)). This Section 5.1(e)(i) is intended to comply with the Partnership Minimum Gain chargeback requirement in Treasury Regulation Section 1.704-2(f) and shall be interpreted consistently therewith.
     (ii) Chargeback of Minimum Gain Attributable to Partner Nonrecourse Debt. Notwithstanding the other provisions of this
Section 5.1 (other than 5.1(e)(i) hereof), except as provided in Treasury Regulation Section 1.704-2(i)(4), if there is a net decrease in Minimum Gain Attributable to Partner Nonrecourse Debt during any Partnership taxable period, any Partner with a share of Minimum Gain Attributable to Partner Nonrecourse Debt at the beginning of such taxable period shall be allocated items of Partnership income and gain for such period (and, if necessary, subsequent periods) in the manner and amounts provided in Treasury Regulation Sections 1.704-2(i)(4) and 1.704-2(j)(2)(ii), or any successor provisions. For purposes of this
Section 5.1(e), each Partner's Adjusted Capital Account balance shall be determined and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 5.1(e), other than Section 5.1(e)(i) hereof and other than an allocation pursuant to Sections 5.1(e)(v) and 5.1(e)(vi), with respect to such taxable period. This Section 5.1(e)(ii) is intended to comply with the chargeback of items of income and gain required in Treasury Regulation Section 1.704-2(i)(4) and shall be interpreted consistently therewith.
     (iii) Qualified Income Offset. In the event any Partner unexpectedly receives adjustments, allocations or distributions described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5), or 1.704-1(b)(2)(ii)(d)(6), items of
Partnership income and gain shall be specifically allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Treasury regulations promulgated under Section 704(b) of the Code, the deficit balance, if any, in its Adjusted Capital Account created by such adjustments, allocations or distributions as quickly as possible unless such deficit balance is otherwise eliminated pursuant to Section 5.1(e)(i) or 5.1(e)(ii) hereof.
     (iv) Gross Income Allocations. In the event any Partner has a deficit balance in its Adjusted Capital Account at the end of any Partnership taxable period that is in excess of the sum of (A) the amount such Partner is obligated to restore and (B) the amount such Partner is deemed to be obligated to restore pursuant to Treasury Regulation Sections 1.704-2(g)(1) and 1.704-2 (i) (5), such Partner shall be specially allocated items of Partnership gross income and gain in the amount of such excess as quickly as possible; provided, that an allocation pursuant to this Section 5.1(e)(iv) shall be made only if and to the extent that such Partner would have a deficit balance in its Adjusted Capital Account after all other allocations provided in this Section 5.1 have been tentatively made as if this
Section 5.1(e)(iv) was not in the Agreement.
     (v) Nonrecourse Deductions. Nonrecourse Deductions for any taxable period shall be allocated to the Partners in accordance with their respective Percentage Interests. If the Managing General Partner determines in its good faith discretion that the Partnership's Nonrecourse Deductions must be allocated in a different ratio to satisfy the safe harbor requirements of the Treasury regulations promulgated under Section 704(b) of the Code, the Managing General Partner is authorized, upon notice to the Limited Partners, to revise the prescribed ratio to the numerically closest ratio which does satisfy such requirements.
     (vi) Partner Nonrecourse Deductions. Partner Nonrecourse Deductions for any taxable period shall be allocated 100% to the Partner that bears the Economic Risk of Loss for such Partnership Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulation Section 1.704-2(i). If more than one Partner bears the Economic Risk of Loss with respect to a Partner Nonrecourse Debt, such Partner Nonrecourse Deductions attributable thereto shall be allocated between or among such Partners in accordance with the ratios in which they share such Economic Risk of Loss.
     5.2 Allocations for Tax Purposes. (a) Except as otherwise provided herein, for federal income tax purposes, each item of income, gain, loss and deduction which is recognized by the Partnership, for federal income tax purposes, shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss or deduction is allocated pursuant to Section 5.1 hereof.
     (b) In an attempt to eliminate Book-Tax Disparities attributable to a Contributed Property or Adjusted Property, each item of income, gain, loss, depreciation, depletion and cost recovery deduction which is recognized by the Partnership, for federal income tax purposes, shall be allocated for federal income tax purposes among the Partners as follows:
     (i) (A) In the case of a Contributed Property, such items attributable thereto shall be allocated among the Partners in the manner provided under Section 704(c) of the Code that takes into account the variation between the Agreed Value of such property and its adjusted basis at the time of contribution; and (B) except as otherwise provided in Section 5.2(b)(iii) hereof, any item of Residual Gain or Residual Loss attributable to a Contributed Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 5.1 hereof.
     (ii)  (A) In the case of an Adjusted Property, such items shall
(1) first, be allocated among the Partners in a manner consistent with the principles of Section 7.04(c) of the Code to take into account the Unrealized Gain or Unrealized Loss attributable to such property and the allocations thereof pursuant to Section 4.4(d)(i) or (ii) hereof, and (2) second, in the event such property was originally a Contributed Property, be allocated among the Partners in a manner consistent with Section 5.2(b)(i)(A) hereof; and (B) except as otherwise provided in Section 5.2(b)(iii) hereof, any item of Residual Gain or Residual Loss attributable to an Adjusted Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 5.1 hereof.
     (iii) Any items of income, gain, loss or deduction otherwise allocable under Section 5.2(b)(i)(B) or 5.2(b)(ii)(B) hereof shall be subject to allocation by the Managing General Partner in a manner designed to eliminate, to the maximum extent possible, Book-Tax Disparities in a Contributed Property or Adjusted Property otherwise resulting from the application of the "ceiling" limitation (under
Section 704(c) of the Code or Section 704(c) principles) to the allocations provided under Section 5.2(b)(i)(A) or 5.2(b)(ii)(A) hereof.
     (c) For the proper administration of the Partnership and for the preservation of uniformity of the Units (or any class or classes thereof), the Managing General Partner shall have the sole discretion to (i) adopt such conventions as it deems appropriate in determining the amount of depreciation, amortization and cost recovery deductions;
(ii) make special allocations for federal income tax purposes of income (including gross income) or deductions; and (iii) amend the provisions of this Agreement as appropriate (x) to reflect the proposal or promulgation of Treasury regulations under Section 704(b) of the Code or (y) otherwise to preserve or achieve uniformity of the Units (or any class or classes thereof). The Managing General Partner may adopt such conventions, make such allocations and make such amendments to this Agreement as provided in this Section 5.2(c) only if such conventions, allocations or amendments would not have a material adverse effect on the Partners, the holders of any class or classes of Units issued and outstanding or the Partnership, and if such allocations are consistent with the principles of Section 704 of the Code.
     (d) The Managing General Partner in its sole discretion may determine to depreciate the portion of an adjustment under Section 743(b) of the Code attributable to unrealized appreciation in any Adjusted Property (to the extent of the unamortized Book-Tax Disparity) using a predetermined rate derived from the depreciation method and useful life applied to the Partnership's common basis of such property, despite the inconsistency of such approach with Proposed Treasury Regulation Section 1.168-2(n), Treasury Regulation
Section 1.167(c)-1(a)(6) or the legislative history of Section 197 of the Code. If the Managing General Partner later determines that such reporting position cannot reasonably be taken, the Managing General Partner may adopt a depreciation convention under which all purchasers acquiring Units in the same month would receive depreciation based upon the same applicable rate as if they had purchased a direct interest in the Partnership's property. If the Managing General Partner chooses not to utilize such aggregate method, the Managing General Partner may use any other reasonable depreciation convention to preserve the uniformity of the intrinsic tax characteristics of any Units that would not have a material adverse effect on the Limited Partners or the Record Holders of any class or classes of Units.
     (e) Any gain allocated to the Partners upon the sale or other taxable disposition of any Partnership asset shall, to the extent possible, after taking into account other required allocations of gain pursuant to this Section 5.2, be characterized as Recapture Income in the same proportions and to the same extent as such Partners have been allocated any deductions directly or indirectly giving rise to the treatment of such gains as Recapture Income.
     (f) All items of income, gain, loss, deduction and credit recognized by the Partnership for federal income tax purposes and allocated to the Partners in accordance with the provisions hereof shall be determined without regard to any election under Section 754 of the Code which may be made by the Partnership, provided, however, that such allocations once made, shall be adjusted as necessary or appropriate to take into account those adjustments permitted or required by Sections 734 and 743 of the Code.
     (g) Each item of Partnership income, gain, loss and deduction attributable to a transferred Partnership Interest of the General Partners or to transferred Units shall, for federal income tax purposes, be determined on an annual basis and prorated on a monthly basis and shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of each month; provided, however, that gain or loss on a sale or other disposition of any assets of the Partnership other than in the ordinary course of business shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of the month in which such gain or loss is recognized for federal income tax purposes. The Managing General Partner may revise, alter or otherwise modify such methods of allocation as it determines necessary, to the extent permitted or required by Section 706 of the Code and the regulations or rulings promulgated thereunder.
     (h) Allocations that would otherwise be made to a Limited Partner under the provisions of this Article V shall instead be made to the beneficial owner of Units held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031(c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion.
     5.3 Requirement and Characterization of Distributions. Within 60 days following the end of each calendar quarter an amount equal to 100% of Available Cash with respect to such quarter shall be distributed in accordance with this Article V by the Partnership to the Partners, as of the Record Date selected by the Managing General Partner in its reasonable discretion, unless such distribution shall be prohibited by a Certificate of Designations, a loan agreement or other instrument then in effect to which the Partnership is a party or by which its properties are bound, or unless a Certificate of Designation requires a different distribution. The Managing General Partner shall have the right to determine in its sole discretion the amount of Available Cash for each quarter except to the extent it is established that such determination is contrary to any express requirement of this Agreement.
     5.4 Distributions. Available Cash with respect to a calendar quarter shall be distributed 98% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner, unless such distribution shall be prohibited by a Certificate of Designations, a loan agreement or other instrument then in effect to which the Partnership is a party or by which properties are bound, or unless a Certificate of Designation requires a different distribution.
     5.5  [intentionally blank]
     5.6 Distributions of Proceeds from Capital Transactions. (a) Proceeds from Capital Transactions which the Managing General Partner determines to distribute shall be distributed, first as provided in
Section 5.6(b) hereof and second 98% to the Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner.
     (b) If one or more Capital Transactions shall occur in any taxable year, then before any distribution is made pursuant to Section 5.6(a) hereof (except as otherwise provided below in this Section 5.6(b)) the Managing General Partner shall be required to make a distribution of Proceeds from Capital Transactions on or before the April 1st next following the end of the taxable year in which such Capital Transactions occur in accordance with the following procedure:
     (i) The Managing General Partner shall determine the net capital gain and net ordinary income recognized by the Partnership (without taking account of any Code Section 743 adjustments) for federal income tax purposes from all Capital Transactions during such year, and shall then determine the portion of such net capital gain and net ordinary income allocable to any then outstanding Common Units.
     (ii) The Managing General Partner shall then cause the Partnership (except as provided in paragraph (iii) immediately below) to distribute cash to the Partners, in accordance with the provisions of this Section 5.6(b) until an amount has been distributed pursuant hereto with respect to every Common Unit outstanding on the Record Date established by the Managing General Partner with respect to such distribution equal to 125% of the federal income tax liability that would be due with respect to the "net capital gain" and "net ordinary income" attributed to any outstanding Common Unit on the Record Date (assuming for such purpose that the maximum marginal federal income tax rates for individuals, relating to either long-term capital gain or ordinary income, whichever the case may be, would apply at the time of such recognition without regard to any elimination of the benefit of lower rates, any surtaxes or any alternative minimum taxes.
     (iii) No distribution of Proceeds from Capital Transactions shall be required by this Section 5.6(c) with respect to any tax year if the amount or value otherwise distributable for such taxable year under this Section 5.6(c) does not exceed $.10 per Common Unit, or if such distribution shall be prohibited by a Certificate of Designations, a loan agreement or other instrument then in effect to which the Partnership is a party or by which its properties are bound.
     5.7 Distributions Upon Liquidation. In the event of the liquidation of the Partnership, distribution of the assets of the Partnership shall be in accordance with Section 14.3 hereof, subject to the terms of any applicable Certificates of Designations.
     5.8 Other Capital Distributions. Subject to the Certificates of Designations, distributions of equity securities of the Partnership or securities in respect of a liquidation of the Partnership, including without limitation, distributions of Common Units, distributions of interests in the Partnership other than Common Units, distributions of rights or warrants entitling the holders thereof to subscribe for the Common Units or any securities entitling the holders thereof to convert such securities into, or exchange such securities for, Common Units, or distributions of rights or warrants to purchase debt securities or assets of the Partnership, if distributed by the Partnership, shall be distributed 98% to holders of Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, and 1.9% to the Managing General Partner and 0.1% to the Special General Partner.
                              ARTICLE VI
                 Management and Operation of Business
     6.1 Management. (a) The Managing General Partner shall conduct, direct and exercise full control over all activities of the Partnership. Except as otherwise expressly provided in this Agreement, all management powers over the business and affairs of the Partnership shall be exclusively vested in the Managing General Partner, and neither Limited Partners nor (except as expressly set forth herein) the Special General Partner shall have any right of control or management power over the business and affairs of the Partnership. In addition to the powers now or hereafter granted a general partner of a limited partnership under applicable law or which are granted to the Managing General Partner under any other provision of this Agreement, the Managing General Partner, subject to Section
6.3 hereof, shall have full power and authority to do all things deemed necessary or desirable by it to conduct the business of the Partnership, to exercise all powers set forth in Section 3.2 hereof and to effectuate the purposes set forth in Section 3.1 hereof including, without limitation, (i) the making of any expenditures, the borrowing of money, the guaranteeing of indebtedness and other liabilities, the issuance of evidences of indebtedness and the incurring of any obligations it deems necessary for the conduct of the activities of the Partnership; (ii) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental or other agencies having jurisdiction over the business or assets of the Partnership; (iii) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any assets of the Partnership or the merger or other combination of the Partnership with or into another entity (all of the foregoing subject to any prior approval which may be required by Section 6.3 hereof);
(iv) the use of the assets of the Partnership (including, without limitation, cash on hand) for any purpose consistent with the terms of this Agreement and on any terms it sees fit, including, without limitation, the financing of the conduct of the operations of the Partnership or any of its Subsidiaries, the lending of funds to other persons (including its Subsidiaries) and the repayment of obligations of the Partnership and its Subsidiaries and the making of capital contributions to its Subsidiaries; (v) the negotiation and execution on any terms deemed desirable in its sole discretion and the performance of any contracts, conveyances or other instruments that it considers useful or necessary to the conduct of the Partnership operations or the implementation of its powers under this Agreement;
(vi) the distribution of Partnership cash or other Partnership assets;
(vii) the selection and dismissal of employees and agents (including, without limitation, employees having titles such as "president", "vice president", "secretary" and "treasurer") and agents, outside attorneys, accountants, consultants and contractors and the determination of their compensation and other terms of employment or hiring; (viii) the maintenance of such insurance for the benefit of the Partnership and the Partners as it deems necessary or appropriate;
(ix) the formation of, or acquisition of an interest in, and the contribution of property to, any further limited or general partnerships, joint ventures or other relationships that it deems desirable (including, without limitation, the acquisition of interests in, and the contributions of property to its Subsidiaries from time to time); (x) the control of any matters affecting the rights and obligations of the Partnership, including the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation; (xi) the lending or borrowing of money, the assumption or guarantee of, or other contracting for, indebtedness and other liabilities, the issuance of evidences of indebtedness and the securing of same by mortgage, deed of trust or other lien or encumbrance, the bringing and defending of actions at law or in equity and the indemnification of any Person against liabilities and contingencies to the extent permitted by law; (xii) the entering into listing agreements with the New York Stock Exchange and any other securities exchange and delisting some or all of the Units from, or requesting that trading be suspended on, any such exchange (subject to any prior approval which may be required under Section 1.6 hereof);
(xiii) the undertaking of any action in connection with the Partnership's investment in its Subsidiaries (including, without limitation, the contribution or loan by the Partnership to its Subsidiaries of funds); (xiv) the undertaking of any action in connection with the Partnership's direct or indirect investment in its Subsidiaries; and (xv) determine the fair market value of any Partnership property distributed in kind using such reasonable method of valuation as it may adopt.
     (b) The Special General Partner shall have power and authority coextensive with that of the Managing General Partner to represent the Partnership in dealings with third parties (for the purposes of this
Section 6.1, "third parties" shall be deemed to be persons other than the Partners and the Assignees thereof), and accordingly may bind the Partnership. However, in the absence of notice given to the Partnership by either of the Managing General Partner or the Special General Partner to the contrary, the Special General Partner's power and authority to manage the Partnership shall be presumed to have been delegated to the Managing General Partner. In the absence of such delegation of the Special General Partner's power and authority, the Special General Partner shall have voting power in all matters of management of the Partnership proportionate with its general partner Partnership Interest.
     (c) Each of the Partners and each other Person who may acquire an interest in Units hereby approves, ratifies and confirms the execution, delivery and performance by the parties thereto of the Deposit Agreement, the Underwriting Agreement, and the other agreements described in the Registration Statement, and agrees that the Managing General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions and such other agreements described in the Registration Statement on behalf of the Partnership without any further act, approval or vote of the Partners or the other Persons who may acquire an interest in Units, notwithstanding any other provisions of this Agreement, the Delaware Act or any applicable law, rule or regulation. None of the execution, delivery or performance by the Managing General Partner, the Partnership or any Affiliate of any of them of any agreement authorized or permitted under this Agreement shall constitute a breach by the Managing General Partner of any duty that the Managing General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.
     (d) If the Managing General Partner determines such action to be necessary or appropriate in connection with the proposed qualification or formation and operation of the Partnership in any state other than the State of Delaware in which the Partnership is transacting or may transact business, the Managing General Partner may cause the Partnership to form one or more operating partnerships pursuant to and in conformity with the laws of such jurisdiction or jurisdictions as the Managing General Partner may determine ("Operating Partnership"). An Operating Partnership may have conveyed to it and may acquire, hold, operate and dispose of all or part of the Partnership assets located in a state. Each Operating Partnership shall be composed of the Managing General Partner as managing general partner thereof, having a 1.9% interest in the Operating Partnership, the Special General Partner as special general partner thereof, have a 0.1% general partner interest in the Operating Partnership, which shall in turn reduce the interests of the Managing General Partner and the Special General Partner in the Partnership so that the economic interest of the Managing General Partner as managing general partner and the Special General Partner as special general partner in the Partnership and the Operating Partnership or Operating Partnerships remains 1.9% and 0.1%, respectively, and the Partnership as the sole limited partner thereof having a 98% interest in the Operating Partnership. Each Operating Partnership shall be formed pursuant to an agreement of limited partnership in substantially the form of this Agreement, provided that the Operating Partnership agreement may contain (i) a provision providing for a name of the Operating Partnership different from the name of the Partnership, (ii) such provisions as the Managing General Partner determines are reasonable and necessary or appropriate to comply with the laws of the jurisdiction in which the Operating Partnership is being formed or to reflect the manner in which the Operating Partnership will be or is required to conduct the activities of the Operating Partnership with respect to the properties located in a state, (iii) such provisions as the Managing General Partner would be permitted to adopt as amendments to this Agreement (provided that the Managing General Partner complies with any applicable requirements of such sections) and (iv) any other provision that the Managing General Partner has determined is necessary or appropriate and is fair and reasonable to all parties concerned. The Managing General Partner is hereby authorized on behalf of the Partnership to execute the agreement of limited partnership of each Operating Partnership and any other certificates, instruments and documents necessary to form the Operating Partnership, and the Partners hereby approve, ratify and confirm the execution, delivery and performance thereof.
     (e) At all times from and after the date hereof, the Managing General Partner shall cause the Partnership and any Operating Partnership to obtain and maintain to the extent available on a commercially reasonable basis (i) casualty and liability insurance on the properties of the Partnership and (ii) liability insurance for the General Partners and the Indemnitees hereunder.
     (f) At all times from and after the date hereof, the Managing General Partner shall cause the Partnership to maintain working capital reserves in such amounts as the Managing General Partner deems appropriate and reasonable from time to time.
     6.2 Certificate of Limited Partnership. The Managing General Partner has filed the Certificate of Limited Partnership with the Secretary of State of the State of Delaware as required by the Delaware Act and shall use all reasonable efforts to cause to be filed such other certificates or documents as may be reasonable and necessary or appropriate for the formation, continuation, qualification and operation of a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware or any other state in which the Partnership may elect to do business or own property. To the extent that such action is determined by the Managing General Partner to be reasonable and necessary or appropriate, the Managing General Partner shall file amendments to and restatements of the Certificate of Limited Partnership and do all the things to maintain the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) under the laws of the State of Delaware or any other state in which the Partnership may elect to do business or own property. Subject to the terms of Section 7.5(a) hereof, the Managing General Partner shall not be required, before or after filing, to deliver or mail a copy of the Certificate of Limited Partnership or any amendment thereto to any Limited Partner.
     6.3 Restrictions on the General Partners' Authority. (a) No General Partner may, without the written approval of the specific act by all of the Limited Partners or by other written instrument executed and delivered by all of the Limited Partners subsequent to the date of this Agreement, take any action in contravention of this Agreement, including, without limitation, (i) take any act that would make it impossible to carry on the ordinary business of the Partnership, except as otherwise provided in this Agreement, (ii) possess Partnership property, or assign any rights in specific Partnership property, for other than a Partnership purpose; (iii) admit a person as a Partner, except as otherwise provided in this Agreement; (iv) amend this Agreement in any manner, except as otherwise provided in this Agreement; or (v) transfer its interest as a General Partner of the Partnership, except as otherwise provided in this Agreement.
     (b) Except as provided in Article XIV hereof, no General Partner may sell, exchange or otherwise dispose of all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination with any other Person) without the approval of the holders of at least a majority of the Outstanding Units, voting together as a single class unless the holders of a particular class or series of Outstanding Partnership Securities have the right to approve such transaction or series of transactions pursuant to the Certificate of Designations creating such Partnership Securities; provided, however, that this provision shall not preclude or limit the mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the Partnership's assets (unless otherwise prohibited in a Certificate of Designations) and shall not apply to any forced sale of any or all of the Partnership's assets pursuant to the foreclosure of, or other realization upon, any such encumbrance.
     (c) Unless approved by the affirmative vote of the holders of at least a majority of the Outstanding Units, no General Partner shall take any action or refuse to take any reasonable action the effect of which, if taken or not taken, as the case may be, would cause the Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes.
     (d) At all times while serving as a general partner of the Partnership, the General Partners will not make any dividend or distribution on, or repurchase any stock or take any other action if the effect of such dividend or distribution, repurchase or other action would be to reduce its net worth below an amount necessary to receive an Opinion of Counsel that the Partnership will be treated as a partnership for federal income tax purposes.
     6.4 Reimbursement of the General Partners. (a) Except as provided in this Section 6.4 and elsewhere in this Agreement, none of the General Partners shall be compensated for its services as a general partner of the Partnership.
     (b) The General Partners shall be reimbursed on a monthly basis, or such other basis as the Managing General Partner may determine in its sole discretion, for (i) all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including amounts paid to any Person to perform services to or for the Partnership) and (ii) except as provided in (d) below, that portion of the General Partners' or their Affiliates' legal, accounting, investor communications, utilities, telephone, secretarial, travel, entertainment, bookkeeping, reporting, data processing, office rent and other office expenses (including overhead charges), salaries, fees and other compensation and benefit expenses of employees, officers and directors, other administrative or overhead expenses and all other expenses, in each such case, necessary or appropriate to the conduct of the Partnership's business and allocable to the Partnership or otherwise incurred by the General Partners in connection with operating the Partnership's business (including, without limitation, expenses allocated to the General Partners by their Affiliates). The Managing General Partner shall determine the fees and expenses that are allocable to the Partnership in any reasonable manner determined by the Managing General Partner in its sole discretion. Such reimbursement shall be in addition to any reimbursement to the General Partners as a result of indemnification pursuant to Section 6.7 hereof.
     (c) The Managing General Partner in its sole discretion and without the approval of the Limited Partners may propose and adopt on behalf of the Partnership, employee benefit plans (including, without limitation, plans involving the issuance of Units), for the benefit of employees of the General Partners, the Partnership, its Subsidiaries or any Affiliate of any of them in respect of services performed, directly or indirectly, for the benefit of the Partnership or any of its Subsidiaries.
     (d) The Managing General Partner shall not be reimbursed for any salaries, fees and other compensation and benefit expenses of employees, officers and directors of the Managing General Partner which are paid to individuals who also serve as a director of the Managing General Partner or who are shareholders of the Managing General Partner to the extent that such payments are made pursuant to an employment agreement. The reimbursement to the Managing General Partner pursuant to the terms of 6.4(b) for any compensation or benefits paid, directly or indirectly, to its shareholders or directors in their capacity as such, shall be limited to the amount of reasonable directors' fees and expenses and costs of directors' and officers' liability insurance.
     6.5 Outside Activities. (a) No General Partner shall, for so long as it is a general partner of the Partnership, enter into or conduct any business or incur any debts or liabilities which adversely affect or are in direct competition with the Partnership.
     (b) Except as described in the Registration Statement or as provided in Section 6.5(a) hereof, no Indemnitee shall be expressly or implicitly restricted or proscribed pursuant to this Agreement or the partnership relationship established hereby from engaging in other activities for profit, whether in the businesses engaged in by the Partnership or anticipated to be engaged in by the Partnership or otherwise, including, without limitation, those businesses described in or contemplated by the Registration Statement. None of the Partnership, any Limited Partner or any other Person shall have any rights by virtue of this Agreement or the partnership relationship established hereby or thereby in any business ventures of any Indemnitee, and, except as set forth in the Registration Statement, such Indemnitees shall have no obligation to offer any interest in any such business ventures to the Partnership, any Limited Partner or any such other Person. The General Partners and any other Persons affiliated with the General Partners may acquire Units or Partnership Securities and shall be entitled to exercise all rights of an Assignee or Limited Partner, as applicable, relating to such Units or Partnership Securities, as the case may be.
     6.6 Contracts with Affiliates. (a) The Partnership may lend or contribute to its Subsidiaries, and its Subsidiaries may borrow funds, on terms and conditions established in the sole discretion of the Managing General Partner. The foregoing authority shall be exercised by the Managing General Partner in its reasonable discretion and shall not create any right or benefit in favor of any Subsidiary or any other Person. The Partnership may not lend funds to the General Partners or any of their Affiliates.
     (b) Each General Partner may itself, or may enter into an agreement with any of its Affiliates to, render services to the Partnership. Any services rendered to the Partnership by a General Partner or any Affiliate thereof shall be on terms that are fair and reasonable to the Partnership. The provisions of Section 6.4 hereof shall apply to the rendering of services described in this Section 6.6(b).
     (c) The Partnership may transfer assets to joint ventures, other partnerships, corporations or other business entities in which it is or thereby becomes a participant upon such terms and subject to such conditions consistent with this Agreement and applicable law.
     (d) Neither a General Partner nor any Affiliate thereof shall sell, transfer or convey any property to, or purchase any property from, the Partnership, directly or indirectly, except pursuant to transactions that are fair and reasonable to the Partnership; provided, however, that the requirements of this Section 6.6(d) shall be deemed to be satisfied as to any transactions described in or contemplated by the Registration Statement and the Consent Solicitation Statement.
     6.7 Indemnification. (a) To the fullest extent permitted by law but subject to the limitations expressly provided in this Agreement, each Indemnitee shall be indemnified and held harmless by the Partnership from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as (x) a General Partner, a departing General Partner or any of their Affiliates, (y) an officer, director, employee, partner, agent or trustee of a General Partner, any departing General Partner or any of their Affiliates or
(z) a Person serving at the request of the Partnership in another entity in a similar capacity, provided that in each case the Indemnitee acted in good faith and in the manner which such Indemnitee believed to be in, or not opposed to, the best interests of the Partnership and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contender, or its equivalent, shall not, of itself, create a presumption that the Indemnitee acted in a manner contrary to that specified above. Any indemnification pursuant to this Section 6.7 shall be made only out of the assets of the Partnership.
     (b) To the fullest extent permitted by law, expenses (including legal fees and expenses) incurred by an Indemnitee in defending any claim, demand, action, suit or proceeding shall, from time to time, be advanced by the Partnership prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by the Partnership of an undertaking by or on behalf of the Indemnitee to repay such amount if it shall be determined that the Indemnitee is not entitled to be indemnified as authorized in this Section 6.7.
     (c) The indemnification provided by this Section 6.7 shall be in addition to any other rights to which an Indemnitee may be entitled under any agreement, pursuant to any vote of the Partners, as a matter of law or otherwise, and shall continue as to an Indemnitee who has ceased to serve in such capacity.
     (d) The Partnership may purchase and maintain insurance, on behalf of a General Partner and such other Persons as the Managing General Partner shall determine, against any liability that may be asserted against or expense that may be incurred by such Person in connection with the Partnership's activities, regardless of whether the Partnership would have the power to indemnify such Person against such liability under the provisions of this Agreement.
     (e) For purposes of this Section 6.7, the Partnership shall be deemed to have requested an Indemnitee to serve as fiduciary of an employee benefit plan whenever the performance by it of its duties to the Partnership also imposes duties on, or otherwise involves services by, it to the plan or participants or beneficiaries of the plan; excise taxes assessed on an Indemnitee with respect to an employee benefit plan pursuant to applicable law shall constitute "fines" within the meaning of Section 6.7(a); and action taken or omitted by it with respect to an employee benefit plan in the performance of its duties for a purpose reasonably believed by it to be in the interest of the participants, and beneficiaries of the plan shall be deemed to be for a purpose which is in, or not opposed to, the best interests of the Partnership.
     (f) In no event may an Indemnitee subject the Limited Partners to personal liability by reason of the indemnification provisions set forth in this Agreement.
     (g) An Indemnitee shall not be denied indemnification in whole or in part under this Section 6.7 because the Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction were otherwise permitted by the terms of this Agreement.
     (h) The provisions of this Section 6.7 are for the benefit of the Indemnitees, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons.
     (i) No amendment, modification or repeal of this Section 6.7 or any provision hereof shall in any manner terminate, reduce or impair the right of any past, present or future Indemnitee to be indemnified by the Partnership, nor the obligation of the Partnership to indemnify any such Indemnitee under and in accordance with the provisions of this Section 6.7 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.
     6.8 Liability of Indemnitees. (a) Notwithstanding anything to the contrary set forth in this Agreement or as otherwise prohibited by law, no Indemnitee shall be liable for monetary damages to the Partnership, Limited Partners or to any Persons who have acquired interests in the Units for losses sustained or liabilities incurred as a result of errors of judgment or of any act or omission if such Indemnitee acted in good faith and in the manner which such Indemnitee believed to be in, or not opposed to, the best interests of the Partnership.
     (b) Subject to its obligations and duties as Managing General Partner set forth in Section 6.1(a) hereof, the Managing General Partner may exercise any of the powers granted to it by this Agreement and perform any of the duties imposed upon it hereunder either directly or by or through its agents and the Managing General Partner shall not be responsible for any misconduct or negligence on the part of any such agent appointed by it in good faith.
     (c) Any amendment, modification or repeal of this Section 6.8 or any provision hereof shall be prospective only and shall not in any way affect the limitations or the liability to the Partnership and the Limited Partners of a General Partner, its directors, officers, partners and employees under this Section 6.8 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.
     6.9 Resolution of Conflicts of Interest. (a) Unless otherwise expressly provided in this Agreement, whenever a potential conflict of interest exists or arises between a General Partner or any Affiliate thereof, on the one hand, and the Partnership, any Subsidiary or any Partner, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all Partners, and shall not constitute a breach of this Agreement, of any agreement contemplated herein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of this Agreement is deemed to be, fair and reasonable to the Partnership. The Managing General Partner shall be authorized but not required in connection with its resolution of such conflict of interest to seek Special Approval of a resolution of such conflict or course of action. Any conflict of interest and any resolution of such conflict of interest shall be deemed fair and reasonable to the Partnership upon Special Approval of such conflict of interest or resolution. The Managing General Partner may also adopt a resolution or course of action that has not received Special Approval. Any such resolution or course of action in respect of any conflict of interest shall not constitute a breach of this Agreement, of any other agreement contemplated herein, or of any duty stated or implied by law or equity, if such resolution or course of action is fair and reasonable to the Partnership. The Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) shall be authorized in connection with its resolution of any conflict of interest to consider (i) the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest; (ii) any customary or accepted industry practices; (iii) any applicable generally accepted accounting practices or principles; and (iv) such additional factors as the Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances. Nothing contained in this Agreement, however, is intended to nor shall it be construed to require the Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) to consider the interests of any Person other than the Partnership and the Limited Partners as a group. So long as the Managing General Partner acted in good faith and in a manner that it believed to be in, or not opposed to, the best interests of the Partnership and had no reasonable grounds to believe its conduct was unlawful, the resolution, action or terms so made, taken or provided by the Managing General Partner with respect to such matter shall not constitute a breach of this Agreement or any other agreement contemplated herein or a breach of any standard of care or duty imposed herein or therein or under the Delaware Act or any other law, rule or regulation.
     (b) Whenever this Agreement or any other agreement contemplated hereby provides that the Managing General Partner or any of its Affiliates is permitted or required to make a decision (i) in its "discretion" or under a grant of similar authority or latitude, the Managing General Partner or such Affiliate shall be entitled to consider only such interests and factors as it desires and shall have no duty or obligation to give any consideration to any interest of or factors affecting, the Partnership or any Limited Partner, or (ii) in "good faith" or under another express standard, the Managing General Partner or such Affiliate shall act under such express standard and shall not be subject to any other or different standards imposed by this Agreement or any other agreement contemplated hereby.
     (c) Whenever a particular transaction, arrangement or resolution of a conflict of interest is required under this Agreement to be "fair and reasonable" to any Person, the fair and reasonable nature of such transaction, arrangement or resolution shall be considered in the context of all similar or related transactions.
     6.10 Other Matters Concerning General Partners. (a) A General Partner may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture, or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties.
     (b) A General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisers selected in good faith by it, and any act taken or omitted to be taken in reliance upon the opinion (including an Opinion of Counsel) of such Persons as to matters which such General Partner reasonably believes to be within such Person's professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.
     (c) A General Partner shall have the right, in respect of any of its powers or obligations hereunder, to act through any of its duly authorized officers and a duly appointed attorney or attorneys-in-fact. Each such attorney shall, to the extent provided by such General Partner in the power of attorney, have full power and authority to do and perform all and every act and duty which is permitted or required to be done by such General Partner hereunder.
     (d) A General Partner shall have the right, but not the obligation, to make loans to the Partnership; provided, that in no event shall such loans be on terms and conditions less favorable than those that the Partnership could obtain from unaffiliated third parties or banks for the same purpose.
     6.11 Title to Partnership Assets. Title to Partnership assets, whether real, personal or mixed and whether tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner, individually or collectively, shall have any ownership interest in such Partnership assets or any portion thereof. Title to any or all of the Partnership assets may be held in the name of the Partnership, the Managing General Partner or one or more nominees, as the Managing General Partner may determine, including Affiliates of the Managing General Partner. The Managing General Partner hereby declares and warrants that any Partnership assets for which legal title is held in the name of the Managing General Partner or any nominee or Affiliate of the Managing General Partner shall be held by the Managing General Partner for the use and benefit of the Partnership in accordance with the provisions of this Agreement; provided, however, that the Managing General Partner shall use its best efforts to cause beneficial and record title to such assets to be vested in the Partnership as soon as reasonably practicable. All Partnership assets shall be recorded as the property of the Partnership in its books and records, irrespective of the name in which legal title to such Partnership assets is held.
     6.12 Reliance by Third Parties. Notwithstanding anything to the contrary in this Agreement, any Person dealing with the Partnership shall be entitled to assume that the Managing General Partner has full power and authority to encumber, sell or otherwise use in any manner any and all assets of the Partnership and to enter into any contracts on behalf of the Partnership, and such Person shall be entitled to deal with the Managing General Partner as if it were the Partnership's sole party in interest, both legally and beneficially. The Special General Partner, each Limited Partner and each Assignee hereby waives any and all defenses or other remedies which may be available against such Person to contest, negate or disaffirm any action of the Managing General Partner in connection with any such dealing. In no event shall any Person dealing with the Managing General Partner or its representatives be obligated to ascertain that the terms of this Agreement have been complied with or to inquire into the necessity or expedience of any act or action of the Managing General Partner or its representatives. Each and every certificate, document or other instrument executed on behalf of the Partnership by the Managing General Partner or its representatives shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (a) at the time of the execution and delivery of such certificate, document or instrument, this Agreement was in full force and effect, (b) the Person executing and delivering such certificate, document or instrument was duly authorized and empowered to do so for and on behalf of the Partnership and (c) such certificate, document or instrument was duly executed and delivered in accordance with the terms and provisions of this Agreement and is binding upon the Partnership.
     6.13 Covenants and Representations of General Partners. (a) The General Partners hereby covenant and represent that (i) at all times while acting as general partners of the Partnership, they will collectively maintain assets (excluding any interest in, or receivables due from, the Partnership) the fair market value of which exceeds their liabilities by the amount of at least $10 million; (ii) the Partnership will be operated in accordance with applicable state partnership statutes and with this Partnership Agreement; (iii) at least ninety percent (90%) of the Partnership's gross income for each taxable year will consist of (w) income or gain derived from the exploration, development, production, processing, refining, transportation or marketing of crude oil and refined petroleum products, (x) gains from the sale of real property, (y) real property rents or (z) gains from the sale or other disposition of a capital asset held for the production of income or gain of the character described in clauses (w), (x) and (y) above; and (iv) the General Partners will act independently of the Limited Partners.
 (b) The Managing General Partner hereby covenants and agrees that it will not permit the Partnership to exercise its purchase option to acquire the Comyn pipeline (as described in the Registration Statement) unless the Partnership has first received an opinion from a nationally recognized investment banking firm which is independent of the General Partners to the effect that the exercise of the option is fair from a financial point of view to the holders of the Units in their capacity as such.
                              ARTICLE VII
              Rights and Obligations of Limited Partners
     7.1 Limitation of Liability. The Limited Partners shall have no liability under this Agreement except as expressly provided in this Agreement or the Delaware Act.
     7.2 Management of Business. No Limited Partner or Assignee (in his capacity as such) shall take part in the operation, management or control (within the meaning of the Delaware Act) of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership. The transaction of any such business by a General Partner, any Affiliate thereof or any officer, director, employee, partner, agent or trustee of such General Partner or any Affiliate thereof, in its capacity as such, shall not affect, impair or eliminate the limitations on the liability of the Limited Partners or Assignees under this Agreement.
     7.3  Outside Activities.  Subject to the provisions of Section
6.5 hereof which shall continue to be applicable to the Persons referred to therein, regardless of whether such Persons shall also be Limited Partners or Assignees, any Limited Partner shall be entitled to and may have business interests and engage in business activities in addition to those relating to the Partnership, including business interests and activities in direct competition with the Partnership. Neither the Partnership nor any Partners shall have any rights by virtue of this Agreement in any business ventures of any Limited Partner or Assignee.
     7.4 Return of Capital. No Limited Partner shall be entitled to the withdrawal or return of his Capital Contribution, except to the extent of distributions made pursuant to this Agreement or upon termination of the Partnership as provided herein. Except to the extent provided by Article V hereof, or as set forth in a Certificate of Designations, or as otherwise expressly provided in this Agreement, no Limited Partner or Assignee shall have priority over any other Limited Partner or Assignee either as to the return of Capital Contributions or as to profits, losses or distributions.
     7.5 Rights of Limited Partners Relating to the Partnership. (a) In addition to other rights provided by this Agreement or by applicable law, and except as limited by Section 7.5(b) hereof, each Limited Partner shall have the right, for a purpose reasonably related to such Limited Partner's interest as a limited partner in the Partnership, upon reasonable demand and at such Limited Partner's own expense:
     (i) to obtain true and full information regarding the status of the business and financial condition of the Partnership;
     (ii) promptly after becoming available, to obtain a copy of the Partnership's federal, state and local income tax returns for each year,
     (iii) to have furnished to him, upon notification to the Managing General Partner, a current list of the name and last known business, residence or mailing address of each Partner,
     (iv) to have furnished to him, upon notification to the Managing General Partner, a copy of this Agreement and the Certificate of Limited Partnership and all amendments thereto, together with executed copies of all powers of attorney pursuant to which this Agreement, the Certificate of Limited Partnership and all amendments thereto have been executed;
     (v) to obtain true and full information regarding the amount of cash and a description and statement of the Agreed Value of any other Capital Contribution by each Partner and which each Partner has agreed to contribute in the future, and the date on which each became a Partner, and
     (vi) to obtain such other information regarding the affairs of the Partnership as is just and reasonable.
     (b) Notwithstanding any other provision of this Section 7.5, the Managing General Partner may keep confidential from the Limited Partners for such period of time as the Managing General Partner determines in its sole discretion to be reasonable, any information that the Managing General Partner reasonably believes to be in the nature of trade secrets or other information the disclosure of which the Managing General Partner in good faith believes is not in the best interests of the Partnership or which the Partnership is required by law or by agreements with unaffiliated third parties to maintain confidentiality.
                             ARTICLE VIII
                Books, Records, Accounting and Reports
     8.1 Records and Accounting. The Managing General Partner shall keep or cause to be kept at the principal office of the Partnership appropriate books and records with respect to the Partnership's business including, without limitation, all books and records necessary to provide to the Limited Partners any information, lists and copies of documents required to be provided pursuant to Section 7.5(a) hereof. Any records maintained by or on behalf of the Partnership in the regular course of business, including the record of the Record Holders and Assignees of Units, Depositary Units or Partnership Securities, books of account and records of Partnership proceedings, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, micrographics or any other information storage device, provided that the records so maintained are convertible into clearly legible written form within a reasonable period of time. The books of the Partnership shall be maintained, for financial and tax reporting purposes, on an accrual basis in accordance with generally accepted accounting principles.
     8.2 Fiscal Year. The fiscal year of the Partnership shall be the calendar year.
     8.3 Reports. (a) As soon as practicable, but in no event later than 120 days after the close of each Partnership Year, the Managing General Partner shall cause to be mailed to each Record Holder of a Unit as of a date selected by the Managing General Partner in its sole discretion, an annual report containing financial statements of the Partnership for such Partnership Year, presented in accordance with generally accepted accounting principles, including a balance sheet and statements of operations, Partners' equity and changes in financial position, such statements to be audited by a nationally recognized firm of independent public accountants selected by the Managing General Partner.
     (b) As soon as practicable, but in no event later than 90 days after the close of each calendar quarter except the last calendar quarter of each year, the Managing General Partner shall cause to be mailed to each Record Holder of a Unit, as of a date selected by the Managing General Partner in its sole discretion, a report containing unaudited financial statements of the Partnership and such other information as may be required by applicable law, regulation or rule of any National Securities Exchange on which the Units are listed for trading, or as the Managing General Partner determines to be appropriate.
                              ARTICLE IX
                              Tax Matters
     9.1 Preparation of Tax Returns. The Managing General Partner shall arrange for the preparation and timely filing of all returns of Partnership income, gains, deductions, losses and other items required of the Partnership for federal and state income tax purposes and shall use all reasonable efforts to furnish, within 90 days of the close of each taxable year, the tax information reasonably required by Unitholders for federal and state income tax reporting purposes. The classification, realization and recognition of income, gains, losses and deductions and other items shall be on the accrual method of accounting for federal income tax purposes. The taxable year of the Partnership shall be the calendar year.
     9.2 Tax Elections. Except as otherwise provided herein, the Managing General Partner shall, in its sole discretion, determine whether to make any available election pursuant to the Code; provided, however, that the Managing General Partner shall make the election under Section 754 of the Code in accordance with applicable regulations thereunder. The Managing General Partner shall have the right to seek to revoke any such election (including, without limitation, the election under Section 754 of the Code) upon the Managing General Partner's determination in its sole discretion that such revocation is in the best interests of the Limited Partners and Assignees. For purposes of computing the adjustments under Section 743(b) of the Code, the Managing General Partner shall be authorized (but not required) to adopt a convention whereby the price paid by a transferee of Units will be deemed to be the lowest quoted trading price of the Units on any National Securities Exchange on which such Units are traded during the calendar month in which such transfer is deemed to occur pursuant to Section 5.1(d) hereof without regard to the actual price paid by such transferee.
     9.3 Tax Controversies. Subject to the provisions hereof, the Managing General Partner is designated the Tax Matters Partners (as defined in Section 6231 of the Code), and is authorized and required to represent the Partnership (at the Partnership's expense) in connection with all examinations of the Partnership's affairs by tax authorities, including resulting administrative and judicial proceedings, and to expend Partnership funds for professional services and costs associated therewith. Each Partner or Assignee agrees to cooperate with the Managing General Partner and to do or refrain from doing any or all things reasonably required by the Managing General Partner to conduct such proceedings.
     9.4 Organizational Expenses. The Partnership shall elect to deduct expenses, if any, incurred by it in organizing the Partnership ratably over a 60-month period as provided in Section 709 of the Code.
     9.5 Withholding. Notwithstanding any other provision of this Agreement, the Managing General Partner is authorized to take any action that it determines in its sole discretion to be necessary or appropriate to cause the Partnership to comply with any withholding requirements established under the Code or any other federal, state or local law including, without limitation, pursuant to Section 1441, 1442, 1445 and 1446 of the Code. To the extent that the Partnership is required to withhold and pay over to any taxing authority any amount resulting from the allocation or distribution of income to any Partner or Assignee (including by reason of Section 1446 of the Code), the amount withheld shall be treated as a distribution of cash pursuant to Section 5.3 hereof in the amount of such withholding from such Partner.
     9.6  [intentionally blank].
     9.7 Entity-Level Deficiency Collections. If the Partnership is required by applicable law to pay any federal, state or local income tax on behalf of any Partner or Assignee or any former Partner or Assignee, (i) the Managing General Partner shall pay such tax on behalf of such Partner or Assignee or former Partner or Assignee from the funds of the Partnership; (ii) any amount so paid on behalf of any Partner or Assignee shall constitute a distribution of Available Cash to such Partner or Assignee pursuant to Section 5.3 hereof or 14.3 hereof; and (iii) to the extent any such Partner or Assignee (but not a former Partner or Assignee) is not then entitled to such distribution under this Agreement, the Managing General Partner shall be authorized, without the approval of any Partner or Assignee, to amend this Agreement insofar as is necessary to maintain the uniformity of intrinsic tax characteristics as to each class or series of Units and to make subsequent adjustments to distributions in a manner which, in the reasonable judgment of the Managing General Partner, will make as little alteration in the priority and amount of distributions otherwise applicable under this Agreement, and will not otherwise alter the distributions to which Partners and Assignees are entitled under this Agreement. If the Partnership is permitted (but not required) by applicable law to pay any such tax on behalf of any Partner or Assignee or former Partner or Assignee, the Managing General Partner shall be authorized (but not required) to pay such tax from the funds of the Partnership and to take any action consistent with this Section 9.7. The Managing General Partner shall be authorized (but not required) to take all necessary or appropriate actions to collect all or any portion of a deficiency in the payment of any such tax which relates to prior periods which is attributable to Persons who were Limited Partners or Assignees when such deficiencies arose from such Persons.
9.8 Opinions of Counsel. Notwithstanding any other provision of this Agreement, if the Partnership is taxable for federal income tax purposes as a corporation or an association taxable as a corporation at any time and, pursuant to the provisions hereof, an Opinion of Counsel would otherwise be required at that time to the effect that an action will not cause the Partnership to become so taxable as a corporation or to be treated as an association taxable as a corporation, such requirement for an Opinion of Counsel shall be deemed automatically waived.
                               ARTICLE X
                 Certificates And Depositary Receipts
     10.1 Certificates and Depositary Receipts. (a) Upon the issuance of Units by the Partnership to a Limited Partner or any other Person, the Partnership shall issue one or more Certificates in the name of such Person evidencing the number and class, if applicable, of Units being so issued. Certificates shall be executed on behalf of the Partnership by the Managing General Partner.
     (b) The Managing General Partner (i) may cause the deposit of some or all of the Certificates in the Deposit Account pursuant to the Deposit Agreement; (ii) with respect to those Certificates deposited in the Deposit Account, shall receive Depositary Receipts registered in the name of the Person(s) to whom such Units have been issued, evidencing the same number of Depositary Units, as the case may be, as the number of Units represented by the Certificates so deposited; and
(iii) shall cause the distribution of such Depositary Receipts to such
Person(s).
     10.2 Registration of Transfer and Exchange. (a) The Managing General Partner shall cause to be kept on behalf of the Partnership a register (the "Unit Register") in which, subject to such reasonable regulations as it may prescribe and subject to the provisions of
Section 10.2(b) hereof, the Managing General Partner will provide for the registration of Units and the transfer of such Units. The Depositary is hereby appointed Transfer Agent and registrar for the purpose of registering Units and transfers of such Units as herein provided. The Partnership shall not recognize transfers of Certificates representing Units which have been deposited pursuant to
Section 10.1(a) hereof and not withdrawn or interests therein except by transfers of Depositary Units in the manner described in this
Section 10.2 and in the Deposit Agreement. Upon surrender for registration of transfer of any Depositary Units evidenced by a Depositary Receipt and, subject to the provisions of Section 10.2(b) hereof, the Managing General Partner on behalf of the Partnership will execute, and the Transfer Agent will countersign and deliver, in the name of the holder or the designated transferee or transferees, as required pursuant to the holder's instructions, one or more new Depositary Receipts evidencing the same aggregate number of Depositary Units as was evidenced by the Depositary Receipt so surrendered.
     (b) The Partnership shall not recognize any transfer of Depositary Units until the Depositary Receipts evidencing such Depositary Units are surrendered for registration of transfer and such Depositary Receipts are accompanied by a Transfer Application duly executed by the transferee (or the transferee's attorney-in-fact duly authorized in writing). No charge shall be imposed by the Partnership for such transfer, provided that, as a condition to the issuance of any new Depositary Receipt under this Section 10.2, the Managing General Partner may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed with respect thereto.
     10.3 Mutilated, Destroyed, Lost or Stolen Depositary Receipts.
(a) If any mutilated Depositary Receipt is surrendered to the Transfer Agent, the Depositary shall execute, and the Transfer Agent shall countersign and deliver in exchange therefor, a new Depositary Receipt evidencing the same number of Depositary Units, as the case may be, as the Depositary Receipt so surrendered.
     (b) If there shall be delivered to the Managing General Partner and the Transfer Agent (i) evidence (including, without limitation, proof by affidavit if requested by the Managing General Partner in form and substance satisfactory to the Managing General Partner) to their satisfaction of the destruction, loss or theft of any Depositary Receipt and (ii) such security or indemnity as may be required by them to indemnify and hold each of them and any of their agents harmless, then, in the absence of notice to the Managing General Partner or the Transfer Agent that such Depositary Receipt has been acquired by a bona fide purchaser, the Managing General Partner on behalf of the Partnership shall execute and, upon its request, the Transfer Agent shall countersign and deliver, in exchange for and in lieu of any such destroyed, lost or stolen Depositary Receipt, a new Depositary Receipt evidencing the same number of Depositary Units, as the Depositary Receipt so destroyed, lost or stolen.
     (c) As a condition to the issuance of any new Depositary Receipt under this Section 10.3, the Managing General Partner may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Transfer Agent) connected therewith.
     10.4 Registered Owner. In accordance with Section 10.2(b) hereof, the Partnership shall be entitled to recognize the Record Holder as the Limited Partner or Assignee with respect to any Units and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Units on the part of any other Person, whether or not the Partnership shall have actual or other notice thereof, except as otherwise provided by law or any applicable rule, regulation, guideline or requirement of any National Securities Exchange on which the Units are listed for trading. Without limiting the foregoing, when a Person (such as a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing) is acting as nominee, agent or in some other representative capacity for another Person in acquiring and/or holding Units, as between the Partnership on the one hand and such other Persons on the other hand, such representative Person (a) shall be the Limited Partner or Assignee (as the case may be) of record and beneficially, (b) must execute and deliver a Transfer Application and (c) shall be bound by this Agreement and shall have the rights and obligations of a Limited Partner or Assignee (as the case may be) hereunder and as provided for herein.
     10.5 Withdrawal of Units From and Redeposit of Units in Depositary Account. Any Units may be withdrawn from the Depositary Account by surrender of the Depositary Receipts evidencing the corresponding Depositary Units duly executed by the Record Holder thereof (or his attorney-in-fact duly authorized in writing), provided that such Record Holder is then reflected on the books and records of the Partnership as the Limited Partner in respect of the Units for which such withdrawal is requested. Upon any such withdrawal, the Managing General Partner shall cause the Partnership to issue a Certificate evidencing such Units. Any such withdrawn Units, or Units which have not previously been so deposited, may be redeposited or deposited (as the case may be) in the Deposit Account by the surrender of the Certificate evidencing such withdrawn Units or non-deposited Units to the Depositary and payment to the Depositary of such fee and upon such terms as may be required therefor pursuant to the Deposit Agreement. Upon any such redeposit or deposit, the Depositary shall issue a Depositary Receipt evidencing the same number of Units as was evidenced by the Certificate so redeposited or deposited.
     10.6 Amendment of Deposit Agreement. Subject to its fiduciary obligations, the Managing General Partner may amend or modify any provision of the Deposit Agreement in any respect it reasonably determines to be necessary or appropriate, provided, however, that the Managing General Partner shall not amend or modify the Deposit Agreement if the effect of any such amendment or modification would materially adversely affect the Limited Partners or would impair the right of Limited Partners to withdraw their Units from deposit thereunder.
                              ARTICLE XI
                         Transfer of Interests
     11.1 Transfer. (a) The term "transfer," when used in this Article XI with respect to a Partnership Interest, shall be deemed to refer to an appropriate transaction by which a General Partner assigns its general partner Partnership Interest to another Person or by which the holder of a Unit assigns such Unit to another Person who is or becomes an Assignee and includes a sale, assignment, gift, pledge, encumbrance, hypothecation, mortgage, exchange or any other disposition by law or otherwise.
     (b) No Partnership Interest shall be transferred, in whole or in part, except in accordance with the terms and conditions set forth in this Article XI. Any transfer or purported transfer of a Partnership Interest not made in accordance with this Article XI shall be null and void.
     11.2 Transfer of a General Partner's Partnership Interest. (a) Each of the General Partners may transfer all, but not less than all, of its general partner Partnership Interest (unless to an Affiliate, in which case less than all of such interest may be transferred) to a single transferee if, but only if, (i) the transferee agrees to assume and be bound by the rights and duties of such general partner under the provisions of this Agreement, (ii) the Partnership receives an Opinion of Counsel that such transfer would not result in the loss of limited liability of any Limited Partner or the taxation of the Partnership as a corporation or as an association taxable as a corporation for federal income tax purposes and (iii) the transfer is made to an Affiliate or upon such General Partner's merger, consolidation or other combination into any other entity or the transfer by it of all or substantially all of its assets to another entity.
     (b) Notwithstanding Section 11.2(a) hereof, the Special General Partner may not transfer its general partner Partnership Interest without the consent of the Managing General Partner.
     (c) Any transferee of the Managing General Partner's general partner interest pursuant to Section 11.2(a) hereof shall be admitted to the Partnership as successor Managing General Partner hereunder and shall continue the business of the Partnership and the transferor of such general partner interest shall cease to be a General Partner following the admission of such transferee.
     (d) Any transferee of the Special General Partner's general partner interest pursuant to Section 11.2(a) hereof shall be admitted to the Partnership as successor Special General Partner hereunder and the Managing General Partner shall continue the business of the Partnership notwithstanding such transfer by the Special General Partner and the transferor of such general partner interest shall cease to be a General Partner following the admission of such transferee.
     (e) Any successor General Partner pursuant to this Section 11.2 shall become a General Partner effective, to the extent permitted by the Delaware Act, as of the date immediately prior to the date of the transfer of the general partner interest. This Agreement and the Certificate of Limited Partnership shall be amended as appropriate to reflect the cessation of the former General Partner and the substitution of the successor General Partner.
     11.3 Transfer of Units. (a) Any Units which have been deposited in the Deposit Account may be transferred, but only in the manner described in Section 10.2 hereof. Units with respect to which no such deposit has been made or which have been withdrawn from the Deposit Account and not redeposited are not transferable except upon death or by operation of law, by transfer to the Managing General Partner for the account of the Partnership, pursuant to Section 11.7 or otherwise in accordance with this Agreement. The transfer of any Units and the admission of any new Partner shall not constitute an amendment to this Agreement.
     (b)  Until admitted as a Substituted Limited Partner pursuant to
Article XII hereof, the Record Holder of a Depositary Unit shall constitute an Assignee in respect of such Unit.
     (c) Each distribution in respect of Units shall be paid by the Partnership, directly or through the Transfer Agent or through any other Person or agent, only to the Record Holders thereof as of the Record Date set for the distribution. Such payment shall constitute full payment and satisfaction of the Partnership's liability with respect of such payment, regardless of any claim of any Person who may have an interest in such payment by reason of an assignment or otherwise.
     11.4 Restrictions on Transfers. Notwithstanding the other provisions of this Article XI, no transfer of any Unit or interest therein of any Limited Partner in the Partnership shall be made if such transfer (i) would violate the then applicable federal or state securities laws or rules and regulations of the Securities and Exchange Commission, any state securities commission or any other governmental authorities with jurisdiction over such transfer, (ii) would result in the taxation of the Partnership as a corporation or as an association taxable as a corporation for federal income tax purposes or (iii) would affect the Partnership's existence or qualification as a limited partnership under the Delaware Act.
     11.5 Citizenship Certification; Non-citizen Assignees. (a) In the event that, because of the nationality (or any other status) of a Limited Partner or Assignee, the Partnership is or becomes subject to federal, state or local laws or regulations the effect of which would, in the reasonable determination of the Managing General Partner, cause cancellation or forfeiture of any property in which the Partnership has an interest, the Managing General Partner may request any such Limited Partner or Assignee to furnish to the Managing General Partner or, with respect to Depositary Units, to the Depositary within 30 days after receipt of such request an executed Citizenship Certification or such other information concerning his nationality, citizenship or other status (or, if the Limited Partner or Assignee is a nominee holding for the account of another Person, the nationality, citizenship or other status of such Person) as the Managing General Partner may request. If a Limited Partner or Assignee fails to furnish such Citizenship Certification or other information as may be requested, or if upon receipt of such Citizenship Certification or other information the Managing General Partner determines, with the advice of counsel, that a Limited Partner or an Assignee is not an Eligible Citizen, the Units owned by such Limited Partner or Assignee shall be subject to redemption in accordance with the provisions of
Section 11.6 hereof. In addition to becoming subject to redemption, the Managing General Partner may require that the status of any such Limited Partner or Assignee be changed to that of a Non-citizen Assignee, and, thereupon, the Managing General Partner shall be substituted for such Noncitizen Assignee as the Limited Partner in respect of his Units.
     (b) The Managing General Partner shall, in exercising voting rights in respect of Units held by it on behalf of Non-citizen Assignees, distribute the votes in the same ratios as the votes of the Limited Partners in respect of Units other than those of Non-citizen Assignees are cast, either for, against or abstaining as to the matter.
     (c) Upon dissolution of the Partnership, a Non-citizen Assignee shall have no right to receive a distribution in kind pursuant to
Section 14.4 hereof but shall be entitled to the cash equivalent thereof, and the Managing General Partner shall provide cash in exchange for an assignment of the Non- citizen Assignee's share of the distribution in kind. Such payment and assignment shall be treated for Partnership purposes as a purchase by the Managing General Partner from the Non-citizen Assignee of his Partnership Interest (representing his right to receive his share of such distribution in kind).
     (d) At any time after he can and does certify that he has become an Eligible Citizen, a Non-citizen Assignee may, upon application to the Managing General Partner, request admission as a Substituted Limited Partner with respect to any Partnership Interest of such Non-citizen Assignee not redeemed pursuant to Section 11.6 hereof and upon his admission pursuant to Section 12.2 hereof the Managing General Partner shall cease to be deemed to be the Limited Partner in respect of the Non-citizen Assignee's Units.
     11.6 Redemption of Interests. (a) If at any time a Limited Partner or Assignee fails to furnish a Citizenship Certification or other information requested within the 30-day period specified in
Section 11.5(a) hereof, or if upon receipt of such Citizenship Certification or other information the Managing General Partner determines, with the advice of counsel, that a Limited Partner or Assignee is not an Eligible Citizen, the Partnership may, unless the Limited Partner or Assignee, establishes to the satisfaction of the Managing General Partner that such Limited Partner or Assignee is an Eligible Citizen or has transferred his Units to a Person who furnishes a Citizenship Certification to the Managing General Partner prior to the date fixed for redemption as provided below, redeem the Partnership Interest of such Limited Partner or Assignee as follows:
     (i) The Managing General Partner shall, not later than the 30th day before the date fixed for redemption, give notice of redemption to the Limited Partner or Assignee, at his last address designated on the records of the Partnership or the Depositary, by registered or certified mail, postage prepaid. The notice shall be deemed to have been given when so mailed. The notice shall specify the Redeemable Units, the date fixed for redemption, the place of payment, that payment of the redemption price will be made upon surrender of the Depositary Receipt or the Certificate evidencing the Redeemable Units and that on and after the date fixed for redemption no further allocations or distributions to which the Limited Partner or Assignee would otherwise be entitled in respect of the Redeemable Units will accrue or be made.
     (ii) The aggregate redemption price for Redeemable Units shall be an amount equal to the Current Market Price (the date of determination of which shall be the date fixed for redemption) of Units of the class to be so redeemed multiplied by the number of Units of each such class included among the Redeemable Units. The redemption price shall be paid, in the sole discretion of the Managing General Partner, in cash or by delivery of a promissory note of the Partnership in the principal amount of the redemption price, bearing interest at the rate of 10% annually and payable in three equal annual installments of principal, together with accrued interest, commencing one year after the redemption date.
     (iii) Upon surrender by or on behalf of the Limited Partner or Assignee, at the place specified in the notice of redemption, of the Depositary Receipt or the Certificate evidencing the Redeemable Units, duly endorsed in blank or accompanied by an assignment duly executed in blank, the Limited Partner or Assignee or his duly authorized representative shall be entitled to receive the payment therefor.
     (iv) After the redemption date, Redeemable Units shall no longer constitute issued and Outstanding Units.
     (b) The provisions of this Section 11.6 shall be applicable to Units held by a Limited Partner or Assignee as nominee of a Person determined to be other than an Eligible Citizen.
     (c) Nothing in this Section 11.6 shall prevent the recipient of a notice of redemption from transferring his Units before the redemption date if such transfer is otherwise permitted under this Agreement. Upon receipt of notice of such a transfer, the Managing General Partner shall withdraw the notice of redemption; provided, the transferee of such Units or Depositary Units certifies in the Transfer Application that he is an Eligible Citizen. If the transferee fails to make such certification, such redemption shall be effected from the transferee on the original redemption date.
     (d)  [intentionally blank]
     (e) If the Partnership or the Managing General Partner determines that because of the nationality (or other status) of a General Partner, whether or not in its capacity as such, the Partnership is or becomes subject to federal, state or local regulations the effect of which would, in the reasonable determination of the Managing General Partner, cause cancellation or forfeiture of any property in which the Partnership has an interest, the Partnership may, unless such General Partner has furnished a Citizenship Certification or transferred his Partnership Interest or Units to a Person who furnishes a Citizenship Certification prior to the date fixed for redemption, redeem the Partnership Interest or Interests of such General Partner in the Partnership as provided in Section 11.6(a) hereof. The redemption price shall be paid in cash.
     11.7 Registration Rights. The Special General Partner or any of its shareholders or their relatives who may acquire Common Units from the Special General Partner have the right to cause the Partnership, upon request, to register an offering and sale of their Common Units with the Securities and Exchange Commission subject to the terms set forth in an agreement dated March 29, 1990 by and among the Special General Partner and the Partnership.
                              ARTICLE XII
                         Admission of Partners
     12.1  [Intentionally blank]
     12.2 Admission of Substituted Limited Partners. By transfer of a Depositary Unit in accordance with Article XI hereof, the transferor shall be deemed to have given the transferee the right to seek admission as a Substituted Limited Partner subject to the conditions of, and in the manner permitted under, this Agreement. A transferor of a Depositary Receipt shall, however, only have the authority to convey to a purchaser or other transferee who does not execute and deliver a Transfer Application (i) the right to negotiate such Unit to a purchaser or other transferee and (ii) the right to transfer the right to request admission as a Substituted Limited Partner to such purchaser or other transferee in respect of the transferred Depositary Units. Each transferee of a Depositary Unit (including any nominee holder or an agent acquiring such Depositary Unit for the account of another Person) who executes a Transfer Application shall be an Assignee and shall be deemed to have applied to become a Substituted Limited Partner with respect to the Depositary Units so transferred to such Person by virtue of executing and delivering such Transfer Application. Such Assignee shall become a Substituted Limited Partner at such time as the Managing General Partner consents thereto, which consent may be given or withheld in the Managing General Partner's sole discretion, and when any such admission is shown on the books and records of the Partnership. If such consent is withheld, such transferee shall be an Assignee. An Assignee shall have an interest in the Partnership equivalent to that of a Limited Partner with respect to allocations and distributions, including liquidating distributions, of the Partnership. With respect to voting rights attributable to Units that are held by Assignees, the Managing General Partner shall be deemed to be the Limited Partner with respect thereto and shall, in exercising the voting rights in respect of such Units on any matter, vote such Units at the written direction of the Assignee who is the Record Holder of such Units. If no such written direction is received, such Units will not be voted. An Assignee shall have no other rights of a Limited Partner.
     12.3 Admission of Successor Managing General Partner and Special General Partner. (a) A successor Managing General Partner approved pursuant to Sections 13.1 or 13.2 hereof or the transferee of or successor to all of the Managing General Partner's Partnership Interest pursuant to Section 11.2 hereof who is proposed to be admitted as a successor Managing General Partner shall be admitted to the Partnership as the Managing General Partner, effective immediately prior to the withdrawal or removal of the Managing General Partner pursuant to Sections 13.1 or 13.2 hereof or the transfer pursuant to
Section 11.2 hereof; provided, however, that no such successor shall be admitted to the Partnership until the terms of Section 11.2 hereof have been complied with. Any such successor shall carry on the business of the Partnership without dissolution. In each case, the admission shall be subject to the successor Managing General Partner executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be required to effect the admission.
     (b) A successor Special General Partner or the transferee hereof or successor to all of the Special General Partner's Partnership Interest pursuant to Section 11.2 hereof who is proposed to be admitted to the Partnership as a successor Special General Partner shall be admitted to the Partnership as the Special General Partner effective immediately prior to the withdrawal or removal of the Special General Partner pursuant to Section 13.2 hereof or the transfer pursuant to Section 11.2 hereof; provided, however, that no such successor shall be admitted to the Partnership until the terms of
Section 1 1.2 hereof have been complied with. In each case, the admission shall be subject to the successor Special General Partner executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be required to effect the admission.
     12.4 Admission of Additional Limited Partners. (a) A Person (other than a Substituted Limited Partner) who makes a Capital Contribution to the Partnership in accordance with this Agreement shall be admitted to the Partnership as an Additional Limited Partner only upon furnishing to the Managing General Partner (i) evidence of acceptance in form satisfactory to the Managing General Partner of all of the terms and conditions of this Agreement, including, without limitation, the power of attorney granted in Section 1.4 hereof and
(ii) such other documents or instruments as may be required in the discretion of the Managing General Partner in order to effect such Person's admission as an Additional Limited Partner.
     (b) Notwithstanding anything to the contrary in this Section 12.4(a), no Person shall be admitted as an Additional Limited Partner without the consent of the Managing General Partner, which consent may be given or withheld in the Managing General Partner's sole discretion. The admission of any Person as an Additional Limited Partner shall become effective on the date upon which the name of such Person is recorded on the books and records of the Partnership, following the consent of the Managing General Partner to such admission.
     (c) Notwithstanding anything to the contrary in this Section 12.4, the holder of any Series B Preferred Units or Series C Preferred Units shall be automatically admitted to the Partnership as an Additional Limited Partner upon furnishing to the Managing General Partner evidence of acceptance in form reasonably satisfactory to the Managing General Partner of all of the terms and conditions of this Agreement, including, without limitation, the power of attorney granted in Section 1.4 hereof.
     12.5 Amendment of Agreement and Certificate of Limited Partnership. For the admission to the Partnership of any Partner, the Managing General Partner shall take all steps necessary and appropriate under the Delaware Act to amend the records of the Partnership and, if necessary, to prepare as soon as practical an amendment of this Agreement and, if required by law, shall prepare and file an amendment to the Certificate of Limited Partnership and may for this purpose exercise the power of attorney granted pursuant to
Section 1.4 hereof.
                             ARTICLE XIII
                   Withdrawal or Removal of Partners
     13.1 Withdrawal of the Managing General Partner. (a) The Managing General Partner covenants and agrees that it will not withdraw as Managing General Partner before December 31, 2000, subject to its right to transfer its Partnership Interest pursuant to Section 11.2 hereof.
     (b) The Managing General Partner shall be deemed to have withdrawn from the Partnership upon the occurrence of any one of the following events (each such event herein referred to as an "Event of Withdrawal"):
     (i) the Managing General Partner voluntarily withdraws from the Partnership by giving written notice to the other Partners;
     (ii) the Managing General Partner transfers all of its rights as Managing General Partner pursuant to Section 11.2 hereof;
     (iii) the Managing General Partner is removed pursuant to Section
13.2 hereof;
     (iv) the Managing General Partner
     (A)  makes a general assignment for the benefit of creditors;
     (B)  files a voluntary bankruptcy petition;
     (C) files a petition or answer seeking for itself a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law;
     (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Managing General Partner in a proceeding of the type described in paragraphs (A)-(C) of this subsection; or
     (E) seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator of the Managing General Partner or of all or any substantial part of its properties;
     (v) a final and non-appealable judgment is entered by a court with appropriate jurisdiction ruling that the Managing General Partner is bankrupt or insolvent, or a final and non- appealable order for relief is entered by a court with appropriate jurisdiction against the Managing General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereafter in effect; or
     (vi) a certificate of dissolution or its equivalent is filed for the Managing General Partner, or 90 days expire after the date of notice to the Managing General Partner of revocation of its charter without a reinstatement of its charter, under the laws of its state of incorporation. If an Event of Withdrawal specified in paragraphs (iv),
(v) or (vi) occurs, the withdrawing Managing General Partner shall give written notice to the Limited Partners within 30 days after such occurrence. The Partners hereby agree that only the Events of Withdrawal described in this Section 13.1 shall result in withdrawal of the Managing General Partner from the Partnership.
     (c) Withdrawal of the Managing General Partner from the Partnership (including withdrawal upon the occurrence of an Event of Withdrawal) will constitute a breach of this Agreement if such withdrawal occurs; (i) at any time prior to December 31, 2000, unless the Managing General Partner gives at least 90 days' advance written notice of its intention to withdraw to the Limited Partners and prior to the effective date of such withdrawal, the Limited Partners approve such withdrawal by the vote of at least a majority of the Outstanding Units (excluding for purposes of such determination any Units owned by the General Partners and their Affiliates); or (ii) at any time after December 31, 2000, unless the Managing General Partner gives at least 90 days' advance written notice to the Limited Partners and the Partnership receives an Opinion of Counsel that such withdrawal (following the selection of the successor Managing General Partner) would not result in the loss of the limited liability of holders of Units or cause the Partnership to be taxable as a corporation or to be treated as an association taxable as a corporation for federal income tax purposes, such withdrawal to take effect on the date specified in such notice.
     (d) Withdrawal of the Managing General Partner from the Partnership upon the occurrence of an Event of Withdrawal will not constitute a breach of this Agreement under the following circumstances: (i) at any time that the Managing General Partner ceases to be a Managing General Partner pursuant to Section 13.1(b)(ii) hereof or is removed pursuant to Section 13.2 hereof or
(ii) notwithstanding Section 13.1(c) above, at any time that the Managing General Partner voluntarily withdraws by giving at least 90 days' advance written notice of its intention to withdraw to the Limited Partners, such withdrawal to take effect on the date specified in the notice, if at the time such notice is given more than 50% of the Outstanding Units held by Persons other than the withdrawing Managing General Partner and its Affiliates are owned beneficially or of record or controlled at any time by one Person or its Affiliates. If the Managing General Partner gives a notice of withdrawal pursuant to Section 13.1(b)(i) hereof or if the Managing General Partner is removed pursuant to Section 13.2 hereof, holders of at least a majority in interest of the Outstanding Units (excluding for purposes of such determination Units owned by the Managing General Partner and its Affiliates) may, prior to the effective date of such withdrawal, elect a successor Managing General Partner and agree to continue the business of the Partnership, provided that such majority in interest satisfies the provisions of Section 4 of Internal Revenue Service Revenue Procedure 94-46. If prior to the effective date of the Managing General Partner's withdrawal, a successor is not selected by the Limited Partners as provided herein or the Partnership does not receive an Opinion of Counsel that such withdrawal (following the selection of the successor Managing General Partner) would not result in the loss of the limited liability of the holders of Units or cause the Partnership to be taxable as a corporation or to be treated as an association taxable as a corporation for federal income tax purposes, the Partnership shall be dissolved in accordance with Section 14.1 hereof. If a successor Managing General Partner is elected and the Opinion of Counsel rendered as provided herein, such successor shall be admitted (subject to Section 12.3 hereof) immediately prior to the effective time of the withdrawal of the departing Managing General Partner and shall continue the business of the Partnership without dissolution.
     13.2 Removal of the Managing General Partner. The Managing General Partner may be removed only if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 66?% of the Outstanding Units; provided, however, that after March 31, 1998, if the Series B Preferred Units and the Series C Preferred Units have not, on or before such date, become issuable by the Partnership in exchange for the convertible senior notes pursuant to the terms of the Note Agreement, the Managing General Partner may be removed if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 51% of the Outstanding Units. Any action by the Limited Partners for removal of the Managing General Partner must also provide for the election and succession of a new Managing General Partner. Such removal shall be effective immediately following the admission of the successor Managing General Partner pursuant to Section 12.3 hereof. The right of the Limited Partners to remove the Managing General Partner shall not exist or be exercised unless the Partnership has received an Opinion of Counsel that the removal of the Managing General Partner and the selection of a successor Managing General Partner will not result in (i) the loss of limited liability of any Limited Partner in the Partnership or (ii) the taxation of the Partnership as a corporation or the treatment of the Partnership as an association taxable as a corporation for federal income tax purposes.
     13.3 Interest of Departing Managing General Partner and Successor Managing General Partner. (a) In the event of (i) withdrawal of the Managing General Partner under circumstances where such withdrawal does not violate this Agreement or (ii) removal of the Managing General Partner by the Limited Partners, the departing Managing General Partner shall, at its option exercisable prior to the effective date of the departure of such departing Managing General Partner, promptly receive from its successor in exchange for its Partnership Interest as Managing General Partner an amount in cash equal to the fair market value of the departing Managing General Partner's Partnership Interest as Managing General Partner, such amount to be determined and payable as of the effective date of its departure. If the Managing General Partner withdraws under circumstances where such withdrawal violates this Agreement, its successor shall have the option described in the immediately preceding sentence, and the departing Managing General Partner shall not have such option. In either event, the departing Managing General Partner shall be entitled to receive all reimbursements due such departing Managing General Partner pursuant to Section 6.4 hereof, including any employee-related liabilities (including severance liabilities only in the event of (i) withdrawal of the Managing General Partner under circumstances where such withdrawal does not violate this Agreement or
(ii) removal of the Managing General Partner by the Limited Partners), incurred in connection with the termination of any employees employed by the departing Managing General Partner for the benefit of the Partnership. Subject to Section 13.3(b) hereof, the departing Managing General Partner shall, as of the effective date of its departure, cease to share in any allocations or distributions with respect to its Partnership Interest as the Managing General Partner and Partnership income, gain, loss, deduction and credit will be prorated and allocated as set forth in Section 5.1(d) hereof. For purposes of this Section 13.3(a), the fair market value of the departing Managing General Partner's Partnership Interest as Managing General Partner herein shall be determined by agreement between the departing Managing General Partner and its successor or, failing agreement within 30 days after the effective date of such departing Managing General Partner's departure, by an independent investment banking firm or other independent expert selected by the departing Managing General Partner and its successor, which, in turn, may rely on other experts and the determination of which shall be conclusive as to such matter. If such parties cannot agree upon one independent investment banking firm or other independent expert within 45 days after the effective date of such departure, then such firm shall be designated by the independent investment banking firms or other independent experts selected by each of the departing Managing General Partner and its successor. In making its determination, such independent investment banking firm or other independent expert shall consider the then current trading price of Units on any National Securities Exchange on which Units are then listed, the value of the Partnership's assets, the rights and obligations of the Managing General Partner and other factors it may deem relevant.
     (b) If its Partnership Interest is not acquired in the manner set forth in Section 13.3(a) hereof, the departing Managing General Partner shall become a Limited Partner and its Partnership Interest in the Partnership shall be converted into Common Units equal to the fair market value of such interest pursuant to a valuation made by an investment banking firm or other independent expert selected pursuant to Section 13.3(a) hereof, without reduction in such Partnership Interest (but subject to proportionate dilution by reason of the admission of its successor). The Partnership shall indemnify the departing Managing General Partner as to all debts and liabilities of the Partnership arising on or after the date on which the departing Managing General Partner becomes a Limited Partner, including employee related liabilities, including severance liabilities, incurred in connection with the termination of the employees employed by the departing Managing General Partner for the benefit of the Partnership. For purposes of this Agreement, the departing Managing General Partner's conversion of its Partnership Interest to Common Units will be characterized as if the departing Managing General Partner contributed its Partnership Interest to the Partnership in exchange for the newly-issued Common Units.
     (c) If the option described in Section 13.3(a) hereof is not exercised by the party entitled to do so, the successor Managing General Partner shall, at the effective date of its admission to the Partnership, contribute to the capital of the Partnership cash in an amount such that its Capital Account, after giving effect to such contribution and any adjustments made to the Capital Accounts of all Partners pursuant to Section 4.4(d)(i) hereof, shall be equal to that percentage of the Capital Accounts of all Partners that is equal to its Percentage Interest as the Managing General Partner. In such event, each successor Managing General Partner shall, subject to the following sentence, be entitled to such Percentage Interest of all Partnership allocations and distributions and any other allocations and distributions to which the departing Managing General Partner was entitled. In addition, such successor Managing General Partner shall cause this Agreement to be amended to reflect that, from and after the date of such successor Managing General Partner's admission, the successor Managing General Partner's interest in all Partnership distributions and allocations shall be 1.9%, and that of the Special General Partner and the Limited Partners shall be 0.1% and 98%, respectively.
     13.4 Withdrawal or Removal of Special General Partner. (a) The Special General Partner may withdraw from the Partnership in the capacity of Special General Partner (i) upon 30 days' advance written notice to the Managing General Partner or (ii) by transferring its general partner interest in the Partnership pursuant to Section 11.2 hereof. Such withdrawal shall take effect on the date specified in such notice. Upon receiving such notice, the Managing General Partner shall select a successor Special General Partner within such 30-day period. Any withdrawal of the Special General Partner shall not become effective unless the Partnership has received by the end of such 30-day period an Opinion of Counsel that such withdrawal will not result in the loss of limited liability of any Limited Partner or cause the Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes. Following any withdrawal of the Special General Partner, the business and operations of the Partnership shall be continued by the Managing General Partner.
     (b) In addition to the voluntary withdrawal described above, the Special General Partner shall be deemed to have withdrawn (i) when and if, the Special General Partner (A) makes a general assignment for the benefit of creditors, (B) files a voluntary bankruptcy petition, (C) files a petition or answer seeking for itself a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law, (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Special General Partner in a proceeding of the type described in clauses (A)-(C) of this subsection, or (E) seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator of the Special General Partner or of all or any substantial part of its properties; or, (ii), when a final and nonappealable judgment is entered by a court with appropriate jurisdiction ruling that the Special General Partner is bankrupt or insolvent, or a final and non- appealable order for relief is entered by a court with appropriate jurisdiction against the Special General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereinafter in effect; or (iii) when a certificate of dissolution or its equivalent is filed for the Special General Partner, or 90 days expire after the date of notice to the Special General Partner of revocation of its charter without a reinstatement of its charter, under the laws of its state of incorporation.
     (c) The Special General Partner may be removed only if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 66?% of the Outstanding Units. Any such action by the Limited Partners for removal of the Special General Partner must also provide for the approval of the successor Special General Partner. Such removal shall be effective immediately following the admission of the successor Special General Partner pursuant to Article XII hereof. The right of the Limited Partners to remove the Special General Partner shall not exist or be exercised unless the Partnership has received an Opinion of Counsel that the removal of the Special General Partner and the selection of a successor Special General Partner will not result in (i) the loss of limited liability of any Limited Partner or (ii) the taxation of the Partnership as a corporation or the treatment of the Partnership as an association taxable as a corporation for federal income tax purposes unless already so taxed.
     (d) Upon the withdrawal or removal of the Special General Partner under this Section 13.4 (except by reason of a transfer of the interest made pursuant to Section 11.2 hereof), the Partnership shall distribute to the Special General Partner an amount of cash equal to the positive balance in its Capital Account (following the adjustment of its Capital Account in accordance with Section 4.4 hereof).
     (e) Notwithstanding the other provisions of this Section 13.4, a successor Special General Partner or a successor special general partner of any Operating Partnership need not be selected if the Partnership has received an Opinion of Counsel that the failure to select a successor would not cause the Partnership or any Operating Partnership to be treated as a corporation or as an association taxable as a corporation for, federal income tax purposes.
     13.5  Withdrawal of Limited Partners.  Except as provided in
Section 13.5 hereof, no Limited Partner shall have any right to withdraw from the Partnership; provided, however, that when a transferee of a Limited Partner's Units becomes a Record Holder, such transferring Limited Partner shall cease to be a Limited Partner with respect to the Units so transferred.
                              ARTICLE XIV
                      Dissolution and Liquidation
     14.1 Dissolution. The Partnership shall not be dissolved by the admission of Substituted Limited Partners or Additional Limited Partners, the admission of successor General Partners in accordance with the terms of this Agreement or the withdrawal of the Special General Partner pursuant to Section 13.4 hereof. Upon the removal or withdrawal of the Managing General Partner, any successor Managing General Partner shall continue the business of the Partnership. The Partnership shall dissolve, and its affairs shall be wound up, upon:
     (a) the expiration of its terms as provided in Section 1.5 hereof;
     (b) an Event of Withdrawal of the Managing General Partner as provided in Section 13.1(b) hereof, unless a successor is named as provided in 13.1(d) hereof;
     (c) an election to dissolve the Partnership by the Managing General Partner that is approved by the written consent or affirmative vote of holders of at least a majority of the Outstanding Units.
     (d) entry of a decree of judicial dissolution of the Partnership pursuant to the provisions of the Delaware Act; or
     (e) the sale of all or substantially all of the assets and properties of the Partnership.
     14.2 Continuation of the Business of the Partnership after Dissolution. Upon (i) dissolution of the Partnership following an Event of Withdrawal caused by the withdrawal or removal of the Managing General Partner and a failure of the requisite number of Partners to agree to continue the business of the Partnership and appoint a successor Managing General Partner as provided in Sections
13.1 and 13.2 hereof, then within an additional 90 days or (ii) dissolution of the Partnership upon an event constituting an Event of Withdrawal as defined in Section 13.1(b)(iv) hereof, then within 180 days thereafter, at least a majority in interest of the Outstanding Units may elect to reconstitute the Partnership and continue its business on the same terms and conditions set forth in this Agreement by forming a new limited partnership on terms identical to those set forth in this Agreement and having as a managing general partner a Person approved by the holders of at least a majority of the Outstanding Units, provided that such majority in interest satisfies the provisions of Section 4 of Internal Revenue Service Revenue Procedure 94-46. Upon any such election by the holders of at least a majority of the Outstanding Units, all Partners shall be bound thereby and shall be deemed to have approved thereof. Unless such an election is made within the applicable time period as set forth above, the Partnership shall conduct only activities necessary to wind up its affairs. If such an election is so made, then:
     (a) the reconstituted Partnership shall continue until the end of the term set forth in Section 1.5 hereof unless earlier dissolved in accordance with this Article XIV;
     (b) if the successor Managing General Partner is not the former Managing General Partner, then the interest of the former Managing General Partner shall be treated thenceforth as the interests of a Limited Partner and converted into Common Units in the manner provided in Section 13.3 (b) hereof; and
     (c) all necessary steps shall be taken to cancel this Agreement and the Certificate of Limited Partnership and to enter into and, as necessary, to file a new partnership agreement and certificate of limited partnership, and the successor Managing General Partner may for this purpose exercise the powers of attorney granted the Managing General Partner pursuant to Section 1.4 hereof, provided, that the right of the holders of at least a majority of Outstanding Units to approve a successor managing general partner and to reconstitute and to continue the business of the Partnership shall not exist and may not be exercised unless the Partnership has received an Opinion of Counsel that (x) the exercise of the right would not result in the loss of limited liability of any Limited Partner and (y) neither the Partnership nor the reconstituted limited partnership would become taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes upon the exercise of such right to continue.
     14.3 Liquidation. Upon dissolution of the Partnership, unless the Partnership is continued under an election to reconstitute and continue the Partnership pursuant to Section 14.2 hereof, the Managing General Partner, or in the event the Managing General Partner has been dissolved or removed, become bankrupt as set forth in Section 13.1 hereof or withdrawn from the Partnership, a liquidator or liquidating committee approved by the holders of at least a majority of the Outstanding Units, shall be the Liquidator. The Liquidator (if other than the Managing General Partner) shall be entitled to receive such compensation for its services as may be approved by the holders of at least a majority of the Outstanding Units. The Liquidator shall agree not to resign at any time without 15 days' prior written notice and (if other than the Managing General Partner) may be removed at any time, with or without cause by notice of removal approved by at least a majority of the Outstanding Units. Upon dissolution, removal or resignation of the Liquidator, a successor and substitute Liquidator (who shall have and succeed to all rights, power and duties of the original Liquidator) shall within 30 days thereafter be approved by the holders of at least a majority of the Outstanding Units. The right to approve a successor or substitute Liquidator in the manner provided herein shall be deemed to refer also to any such successor or substitute Liquidator approved in the manner herein provided. Except as expressly provided in this Article XIV, the Liquidator approved in the manner provided herein shall have and may exercise, without further authorization or consent of any of the parties hereto, all of the powers conferred upon the Managing General Partner under the terms of this Agreement (but subject to all of the applicable limitations, contractual and otherwise, upon the exercise of such powers, other than the limitation on sale set forth in Section 6.3(b) hereof) to the extent necessary or desirable in the good faith judgment of the Liquidator to carry out the duties and functions of the Liquidator hereunder for and during such period of time as shall be reasonably required in the good faith judgment of the Liquidator to complete the winding-up and liquidation of the Partnership as provided for herein. The Liquidator shall liquidate the assets of the Partnership, and apply and distribute the proceeds of such liquidation in the following order of priority, unless otherwise required by mandatory provisions of applicable law:
     (a) the payment to creditors of the Partnership, including Partners who are creditors, in order of priority provided by law; and the creation of a reserve of cash or other assets of the Partnership for contingent liabilities in an amount, if any, determined by the Liquidator to be appropriate for such purposes;
     (b) to holders of Series B Preferred Units and Series C Preferred Units, if any, in accordance with the terms of the Certificate of Designations of such Units;
     (c) to holders of other classes of Partnership Securities, if any, in accordance with the terms of their respective Certificates of Designations; and
     (d) to all Partners in accordance with and to the extent of the positive balances in their respective Capital Accounts after taking into account adjustments to such Capital Accounts pursuant to Article V hereof.
     14.4 Distributions in Kind.  Notwithstanding the provisions of
Section 14.3 hereof which require the liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if the Liquidator determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidator may, in its absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including those to Partners as creditors) and/or distribute to the Partners or to specific classes of Partners, in lieu of cash, as tenants in common and in accordance with the provisions of Section 14.3 hereof, undivided interests in such Partnership assets as the Liquidator deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good faith judgment of the Liquidator, such distributions in kind are in the best interest of the Limited Partners, and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidator deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidator shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt, and the Partners' Capital Accounts shall be adjusted to reflect the manner in which the unrealized income, gain, loss, and deduction interest in that property that has not previously been reflected in the Capital Accounts would be allocated among the Partners if there were a taxable disposition of that property for fair market value on the date of distribution.
     14.5 Cancellation of Certificate of Limited Partnership. Upon the completion of the distribution of Partnership cash and property as provided in Sections 14.3 and 14.4 hereof, the Partnership shall be terminated and the Certificate of Limited Partnership and all qualifications of the Partnership as a foreign limited partnership in jurisdictions other than the State of Delaware shall be canceled and such other actions as may be necessary to terminate the Partnership shall be taken.
     14.6 Reasonable Time for Winding Up. A reasonable time shall be allowed for the orderly winding-up of the business and affairs of the Partnership and the liquidation of its assets pursuant to Section 14.3 hereof, in order to minimize any losses otherwise attendant upon such winding-up and the provisions of this Agreement shall remain in effect between the Partners during the period of liquidation.
     14.7 Return of Capital. No General Partner shall be personally liable for the return of the Capital Contribution of the Limited Partners, or any portion thereof, it being expressly understood that any such return shall be made solely from Partnership assets.
     14.8 No Capital Account Restoration. No Partner shall have any obligation to restore any negative balance in its Capital Account upon liquidation of the Partnership.
14.9 Waiver of Partition. Each Partner hereby waives any right to partition of the Partnership property.
                              ARTICLE XV
       Amendment of Partnership Agreement; Meetings; Record Date
     15.1 Amendment to be Adopted Solely by Managing General Partner. Each Limited Partner agrees that the Managing General Partner (pursuant to its powers of attorney from the Limited Partners and Assignees), without the approval of any Limited Partner or Assignee, may amend any provision of this Agreement, and execute, swear to, acknowledge, deliver, file and record whatever documents may be required in connection therewith, to reflect:
     (a) a change in the name of the Partnership, the location of the principal place of business of the Partnership, the registered agent or the registered office of the Partnership;
     (b) admission, substitution, withdrawal or removal of Limited or General Partners in accordance with this Agreement:
     (c) a change that, in the sole discretion of the Managing General Partner, is reasonable and necessary or appropriate to qualify or continue the qualification of the Partnership as a limited partnership or a partnership in which the limited partners have limited liability under the laws of any state or, subject to the provisions of Section 1.6 hereof, that is necessary or advisable in the opinion of the Managing General Partner to ensure that the Partnership will not be taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes.
     (d) a change (i) that does not adversely affect the Limited Partners in any material respect, (ii) that is necessary or desirable to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute (including, without limitation, the Delaware Act) or that is necessary or desirable to facilitate the trading of the Depositary Units (including, without limitation, the division of Outstanding Units into different classes in order to facilitate uniformity of tax consequences within such classes of Units) or comply with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Depositary Units are or will be listed for trading, compliance with any of which the Managing General Partner determines to be in the best interests of the Partnership and the Limited Partners or (iii) that is required to effect the intent of the provisions of this Agreement or is otherwise contemplated by this Agreement;
     (e) an amendment that is necessary, in the Opinion of Counsel, to prevent the Partnership or any General Partner or its directors or officers from in any manner being subjected to the provisions of the Investment Company Act of 1940, as amended, the Investment Advisers Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income Security Act of 1974, as amended, whether or not substantially similar to plan asset regulations currently applied or proposed by the United States Department of Labor;
     (f) subject to the terms of Section 4.2 hereof, an amendment that the Managing General Partner determines in its sole discretion to be necessary or desirable in connection with the authorization for issuance of any class or series of Units pursuant to Section 4.2 hereof, including the creation of any Certificate of Designations;
     (g) any amendment expressly permitted in this Agreement to be made by the Managing General Partner acting alone;
     (h) an amendment effected, necessitated or contemplated by a Merger Agreement approved in accordance with Section 16.3 hereof; or
     (i)  any other amendments similar to the foregoing.
     15.2 Amendment Procedures. Except as provided in Sections 15.1 and 15.3 hereof, all amendments to this Agreement shall be made in accordance with the following requirements: If an amendment is proposed, the Managing General Partner shall seek the written approval of the requisite Percentage Interests or call a meeting of the Limited Partners to consider and vote on such proposed amendment. Each such proposal to the Limited Partners shall contain the text of the proposed amendment. A proposed amendment shall be effective upon its approval by the holders of at least a majority of the Outstanding Units unless a greater or different percentage is required under this Agreement. The Managing General Partner shall notify all Record Holders upon final adoption of any proposed amendment. Amendments to Certificates of Designations shall be made in accordance with Section 4.1.
     15.3 Amendment Requirements. (a) Amendments to this Agreement may be proposed solely by the Managing General Partner. Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, no provision of this Agreement which establishes a Percentage Interest required to take any action shall be amended, altered, changed, repealed or rescinded in any respect which would have the effect of reducing such voting requirement unless such amendment is approved by the written consent or the affirmative vote of Partners whose aggregate Percentage Interests constitute not less than the voting requirement sought to be reduced.
     (b) Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, the approval of the Special General Partner shall be required for any amendment, if such amendment would change the Special General Partner's Percentage Interest or increase the Special General Partner's duties or liabilities or if the Partnership has received an Opinion of Counsel that such amendment would have a materially adverse consequence to the Special General Partner.
     (c) Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, no amendment to this Agreement may (i) enlarge the obligations of any Limited Partner, (ii) modify the compensation payable to the Managing General Partner or any Affiliates of the Managing General Partner by the Partnership, (iii) change Section 14.1(a) or (c) hereof, (iv) restrict in any way any action by or rights of the Managing General Partner as set forth in this Agreement or (v) except as set forth in Section 14.1(c) hereof, give any person the right to dissolve the Partnership.
     (d) In the event at any time there exists any class or series of Outstanding Units having any rights or preferences different from the rights or preferences of any other class or series of Outstanding Units, no amendment shall be effective which the Managing General Partner determines would have a material adverse effect on the rights and preferences of any such class or series of Outstanding Units without, in addition to any other required approval, the approval by written consent or affirmative vote of 66?% in interest of the holders of the Outstanding Units of such class or series.
     (e) Notwithstanding any other provision of this Agreement, except for amendments pursuant to Section 15.1 hereof, no amendment shall become effective without the approval of the Record Holders of all Units unless the Partnership obtains an Opinion of Counsel to the effect that (i) such amendment would not cause the Partnership to become taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes and (ii) such amendment will not affect the limited liability of any Limited Partner in the Partnership under applicable law.
     (f) This Section 15.3 shall only be amended with the approval by written consent or affirmative vote of the holders of not less than 90% of the Outstanding Units.
     15.4 Meetings. All acts of Limited Partners to be taken hereunder shall be taken in the manner provided in this Article XV. Meetings of the Limited Partners may be called by the Managing General Partner or by Limited Partners owning 20% or more of the Outstanding Units of the class for which a meeting is proposed. Limited Partners shall call a meeting by delivering to the Managing General Partner one or more requests in writing stating that the signing Limited Partners wish to call a meeting and indicating the general or specific purposes for which the meeting is to be called. Within 60 days after receipt of such a call from Limited Partners or within such greater time as may be reasonably necessary for the Partnership to comply with any statutes, rules, regulations, listing agreements or similar requirements governing the holding of a meeting or the solicitation of proxies for use at such a meeting, the Managing General Partner shall send a notice of the meeting to the Limited Partners either directly or indirectly through the Transfer Agent. A meeting shall be held at a time and place determined by the Managing General Partner on a date not more than 60 days after the mailing of notice of the meeting. Limited Partners shall not vote on matters that would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability under the Delaware Act or the laws of any other state in which the Partnership is qualified to do business.
     15.5 Notice of a Meeting.  Notice of a meeting called pursuant to
Section 15.4 hereof shall be given to the Record Holders in writing by mail or other means of written communication in accordance with
Section 19.1 hereof. The notice shall be deemed to have been given at the time when deposited in the mail or sent by other means of written communication.
     15.6 Record Date. For purposes of determining the Limited Partners entitled to notice of or to vote at a meeting of the Limited Partners or to give approvals without a meeting as provided in Section
15.11 hereof, the Managing General Partner may set a Record Date, which shall not be less than 10 nor more than 60 days before (a) the date of the meeting (unless such requirement conflicts with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Units are listed for trading, in which case the rule, regulation, guideline or requirement of such exchange shall govern) or (b) in the event that approvals are sought without a meeting, the date on which Limited Partners are requested in writing by the Managing General Partner to give such approvals.
     15.7 Adjournment. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting and a new Record Date need not be fixed, if the time and place thereof are announced at the meeting at which the adjournment is taken, unless such adjournment shall be for more than 45 days. At the adjourned meeting, the Partnership may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 45 days or if a new Record Date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in accordance with this Article XV.
     15.8 Waiver of Notice; Approval of Meeting; Approval of Minutes. The transactions of any meeting of Limited Partners, however called and noticed, and whenever held, shall be as valid as if had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the Limited Partners entitled to vote, present in person or by proxy, signs a written waiver of notice or an approval of the holding of the meeting or an approval of the minutes thereof. All waivers and approvals shall be filed with the Partnership records or made a part of the minutes of the meeting. Attendance of a Limited Partner at a meeting shall constitute a waiver of notice of the meeting, except when the Limited Partner does not approve, at the beginning of the meeting, of the transaction of any business because the meeting is not lawfully called or convened; and except that attendance at a meeting is not a waiver of any right to disapprove the consideration of matters required to be included in the notice of the meeting, but not so included, if the disapproval is expressly made at the meeting.
     15.9 Quorum. 66?% of the Outstanding Units of the class for which a meeting has been called represented in person or by proxy shall constitute a quorum at a meeting of Limited Partners of such class unless any such action by the Limited Partners requires approval by holders of a smaller percentage of Outstanding Units, in which case, the quorum shall be the percentage of Outstanding Units required for approval. At any meeting of the Limited Partners duly called and held in accordance with this Agreement at which a quorum is present, the act of Limited Partners whose Percentage Interests represent at least a majority of the Percentage Interests entitled to vote and be present in person or by proxy at such meeting shall be deemed to constitute the act of all Limited Partners, unless a different percentage is required with respect to such action under the provisions of this Agreement, in which case the act of the Limited Partners owning such different percentage shall be required. The Limited Partners present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough Limited Partners to leave less than a quorum, if any action taken (other than adjournment) is approved by the required Percentage Interests of the Limited Partners specified in this Agreement. In the absence of a quorum, any meeting of Limited Partners may be adjourned from time to time by the affirmative vote of a majority of the Percentage Interests represented either in person or by proxy, but no other business may be transacted, except as provided in Section 15.7 hereof.
     15.10 Conduct of Meeting. The Managing General Partner shall have full power and authority concerning the manner of conducting any meeting of the Limited Partners or solicitation of approvals in writing, including, without limitation, the determination of Persons entitled to vote, the existence of a quorum, the satisfaction of the requirements of Section 15.4 hereof, the conduct of voting, the validity and effect of any proxies and the determination of any controversies, votes or challenges arising in connection with or during the meeting or voting. The Managing General Partner shall designate a Person to serve as chairman of any meeting and shall further designate a Person to take the minutes of any meeting, in either case including, without limitation, a Partner or a director or officer of the Managing General Partner. All minutes shall be kept with the records of the Partnership maintained by the Managing General Partner. The Managing General Partner may make such other regulations consistent with applicable law and this Agreement as it may deem advisable concerning the conduct of any meeting of the Limited Partners or solicitation of approvals in writing, including regulations in regard to the appointment of proxies, the appointment and duties of inspectors of votes and approvals, the submission and examination of proxies and other evidence of the right to vote, and the revocation of approvals in writing.
     15.11 Action Without a Meeting. Any action that may be taken at a meeting of the Limited Partners may be taken without a meeting if an approval in writing setting forth the action so taken is signed by Limited Partners owning not less than the minimum Percentage Interests that would be necessary to authorize or take such action at a meeting at which all the Limited Partners were present and voted. Prompt notice of the taking of action without a meeting shall be given to the Limited Partners who have not approved in writing. The Managing General Partner may specify that any written ballot submitted to Limited Partners for the purpose of taking any action without a meeting shall be returned to the Partnership within the time period, which shall not be less than 20 days, specified by the Managing General Partner. If a ballot returned to the Partnership does not vote all of the Units held by the Limited Partner, the Partnership shall be deemed to have failed to receive a ballot for the Units which were not voted. If approval of the taking of any action by the Limited Partners is solicited by any Person other than by or on behalf of the Managing General Partner, the written approvals shall have no force and effect unless and until (a) they are deposited with the Partnership in care of the Managing General Partner, (b) approvals sufficient to take the action proposed are dated as of a date not more than 90 days prior to the date sufficient approvals are deposited with the Partnership and (c) an Opinion of Counsel is delivered to the Managing General Partner as to whether the exercise of such right and the action proposed to be taken with respect to any particular matter
(i) would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability, (ii) would jeopardize the status of the Partnership as a partnership under applicable tax laws and regulations and (iii) is otherwise permissible under the state statutes then governing the rights, duties and liabilities of the Partnership and the Partners.
     15.12 Voting and Other Rights. (a) Only those Record Holders of Units on the Record Date set pursuant to Section 15.6 hereof shall be entitled to notice of, and to vote at, a meeting of Limited Partners or to act with respect to matters as to which approvals are solicited.
     (b) With respect to Units that are held for a Person's account by another Person (such as a broker, dealer, bank, trust company or clearing corporation, or an agent of any of the foregoing), in whose name such Units are registered, such broker, dealer or other agent shall, in exercising the voting rights in respect of such Units on any matter, and unless the arrangement between such Persons provides otherwise, vote such Units in favor of, and at the direction of, the Person who is the beneficial owner, and the Partnership shall be entitled to assume it is so acting without further inquiry. The provisions of this Section 15.12(b) are subject to the provisions of
Section 10.4 hereof.
                              ARTICLE XVI
                                Merger
     16.1 Authority. The Partnership may merge or consolidate with one or more corporations, business trusts or associations, real estate investment trusts, common law trusts or unincorporated businesses, including, without limitation, a general partnership or limited partnership, formed under the laws of the State of Delaware or any other state of the United States of America pursuant to a written agreement of merger or consolidation ("Merger Agreement") in accordance with this Article XVI.
     16.2 Procedure for Merger or Consolidation. Merger or consolidation of the Partnership pursuant to this Article requires the prior approval of the Managing General Partner. If the Managing General Partner shall determine, in the exercise of its sole discretion, to consent to the merger or consolidation, the Managing General Partner shall approve the Merger Agreement, which shall set forth:
     (a) The names and jurisdictions of formation or organization of each of the business entities proposing to merge or consolidate;
     (b) The name and jurisdictions of formation or organization of the business entity that is to survive the proposed merger or consolidation (hereafter designated as the "Surviving Business Entity");
     (c) The terms and conditions of the proposed merger or consolidation;
     (d) The manner and basis of exchanging or converting the equity securities of each constituent business entity for, or into, cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity; and (i) if any general or limited partnership interests, securities or rights of any constituent business entity are not to be exchanged or converted solely for, or into, cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity, the cash, property, or general or limited partnership interests, rights, securities or obligations of any limited partnership, corporation, trust or other entity (other than the Surviving Business Entity) which the holders of such general or limited partnership interests are to receive in exchange for, or upon conversion of, their securities or rights, and (ii) in the case of securities represented by certificates, upon the surrender of such certificates, which cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity or any limited partnership, corporation, trust or other entity (other than the Surviving Business Entity), or evidences thereof are to be delivered;
     (e) A statement of any changes in the constituent documents (the articles or certificate of incorporation, articles of trust, declaration of trust, certificate or agreement of limited partnership or other similar charter or governing document) of the Surviving Business Entity to be effected by such merger or consolidation;
     (f) The effective time of the merger, which may be the date of the filing of the certificate of merger pursuant to Section 16.4 hereof or a later date specified in or determinable in accordance with the Merger Agreement (provided that if the effective time of the merger is to be later than the date of the filing of the certificate of merger, it shall be fixed no later than the time of the filing of the certificate of merger and stated therein); and
     (g) Such other provisions with respect to the proposed merger or consolidation as are deemed necessary or desirable.
     16.3 Approval by Limited Partners of Merger or Consolidation. (a) The Managing General Partner of the Partnership, upon its approval of the Merger Agreement, shall direct that the Merger Agreement be submitted to a vote of Limited Partners whether at a meeting or by written consent, in either case in accordance with the requirements of
Article XV hereof. A copy or a summary of the Merger Agreement shall be included in or enclosed with the notice of a meeting or the written consent.
     (b) The Merger Agreement shall be approved upon receiving the affirmative vote or consent of the holders of at least a majority of the Outstanding Units, unless the Merger Agreement contains any provision which, if contained in an amendment to the Agreement, the provisions of this Agreement or the Delaware Act would require the vote or consent of a greater percentage of the Percentage Interests of the Limited Partners or of any class of Limited Partners, in which case such greater percentage vote or consent shall be required for approval of the Merger Agreement.
     (c) After such approval by vote or consent of the Limited Partners, and at any time prior to the filing of the certificate of merger pursuant to Section 16.4 hereof, the merger or consolidation may be abandoned pursuant to provisions therefor, if any, set forth in the Merger Agreement.
     16.4 Certificate of Merger. Upon the required approval by the Managing General Partner and Limited Partners of a Merger Agreement, a certificate of merger shall be executed and filed with the Secretary of State of the State of Delaware in conformity with the requirements of the Delaware Act.
     16.5 Effect of Merger. (a) Upon the effective date of the certificate of merger:
     (i) all of the rights, privileges and powers of each of the business entities that has merged or consolidated, and all property, real, personal and mixed, and all debts due to any of those business entities and all other things and causes of action belonging to each of those business entities shall be vested in the Surviving Business Entity and after the merger or consolidation shall be the property of the Surviving Business Entity to the extent they were of each constituent business entity;
     (ii) the title to any real property vested by deed or otherwise in any of those constituent business entities shall not revert and is not in any way impaired because of the merger or consolidation;
     (iii) all rights of creditors and all liens on or security interests in property of any of those constituent business entities shall be preserved unimpaired; and
     (iv) all debts, liabilities and duties of those constituent business entities shall attach to the Surviving Business Entity, and may be enforced against it to the same extent as if the debts, liabilities and duties had been incurred or contracted by it.
     (b) A merger or consolidation effected pursuant to this Article shall not be deemed to result in a transfer or assignment of assets or liabilities from one entity to another having occurred.
                             ARTICLE XVII
                     Right to Acquire Common Units
     17.1 Right to Acquire Common Units. (a) Notwithstanding the provisions of Section 13.1(a) hereof or any other provision of this Agreement, in the event that at any time less than 10% of the total Common Units outstanding are held by Persons other than the General Partners and any Affiliate of the General Partners, the Managing General Partner shall then have the right, which right it may assign and transfer to the Partnership or any Affiliates of the Managing General Partner, exercisable in its sole discretion, to purchase all, but not less than all, of the Common Units outstanding held by Persons other than the General Partners and any Affiliates of the General Partners, at the greater of (y) the Current Market Price as of the date the notice described in Section 17.1(b) hereof is mailed or (z) the highest cash price paid by either of the General Partners or any of their Affiliates for any Unit purchased during the 90-day period preceding the date that the notice described in Section 17.1(b) hereof is mailed. As used herein, (i) " Current Market Price" of any class of Units listed or admitted to trading on any National Securities Exchange means the average of the daily Closing Prices per Unit of such class for the 30 consecutive Trading Days (as hereinafter defined) immediately prior to such date and (ii) "Trading Day" means a day on which the principal National Securities Exchange on which the Units of any class are listed or admitted to trading is open for the transaction of business or, if Units of a class are not listed or admitted to trading on any National Securities Exchange, a day on which banking institutions in New York City generally are open.
     (b) If the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership elects to exercise either right to purchase Common Units granted pursuant to Section 17.1 (a) hereof, the Managing General Partner shall deliver to the Transfer Agent written notice of such election to purchase (hereinafter in this Section 17.1 called the "Notice of Election to Purchase") and shall cause the Transfer Agent to mail a copy of such Notice of Election to Purchase to the Record Holders of Common Units (as of a Record Date selected by the Managing General Partner) at least 10, but not more than 60, days prior to the Purchase Date. Such Notice of Election to Purchase shall also be published in daily newspapers of general circulation printed in the English language and published in the Borough of Manhattan, New York. The Notice of Election to Purchase shall specify the Purchase Date and the price (determined in accordance with Section 17.1(a) hereof) at which Common Units will be purchased and state that the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, elects to purchase such Common Units, upon surrender of Depositary Receipts with respect to such Common Units in exchange for payment, at such office or offices of the Transfer Agent as the Transfer Agent may specify, or as may be required by any National Securities Exchange on which the Common Units are listed or admitted to trading. Any such Notice of Election to Purchase mailed to a Record Holder of Common Units at his address as reflected in the records of the Transfer Agent shall be conclusively presumed to have been given whether or not the owner receives such notice. On or prior to the Purchase Date, the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, shall deposit with the Transfer Agent cash in an amount sufficient to pay the aggregate purchase price of all of the Common Units to be purchased in accordance with this Section 17.1. If the Notice of Election to Purchase shall have been duly given as aforesaid at least 10 days prior to the Purchase Date, and if on or prior to the Purchase Date the deposit described in the preceding sentence has been made for the benefit of the holders of Common Units subject to purchase as provided herein, then from and after the Purchase Date, notwithstanding that any Depositary Receipt shall not have been surrendered for purchase, all rights of the holders of such Common Units (including, without limitation, any rights pursuant to Articles IV, V and XIV hereof) shall thereupon cease, except the right to receive the purchase price (determined in accordance with Section 17.1 (a) hereof) for Common Units therefor, without interest, upon surrender to the Transfer Agent of the Depositary Receipts representing such Common Units, and such Common Units shall thereupon be deemed to be transferred to the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, on the record books of the Transfer Agent and the Partnership, and the Managing General Partner or any Affiliate of the Managing General Partner, or the Partnership, as the case may be, shall be deemed to be the owner of all such Common Units from and after the Purchase Date and shall have all rights as the owner of such Common Units (including, without limitation, all rights as owner of such Common Units pursuant to Articles IV, V and XIV hereof).
     (c) At any time from and after the Purchase Date, a holder of an Outstanding Unit subject to purchase as provided in this Section 17.1 may surrender his Depositary Receipt or Certificate, as the case may be, evidencing such Unit to the Transfer Agent in exchange for payment of the amount described in Section 17.1(a) therefor without interest thereon.
                             ARTICLE XVIII
                  Changes to Previous Capitalization
                          Of the Partnership
     18.1 Changes in Capitalization Effective Upon the Effective Date. Upon the Effective Date:
     (a) Each Outstanding common unit of the Partnership shall become one-twenty first of one Common Unit, and
     (b) Each Outstanding convertible preferred unit of the Partnership shall become one Common Unit.
     18.2 Elimination of Cumulative Distribution Arrearages. Upon the Effective Date, all cumulative distribution arrearages with respect to the Partnership's common units and convertible preferred units Outstanding immediately prior to the Effective Date shall be eliminated in accordance with the terms of the Consent Solicitation.
                              ARTICLE XIX
                          General Provisions
     19.1 Addresses and Notices. Any notice, demand, request or report required or permitted to be given or made to a Partner or Assignee under this Agreement shall be in writing and shall be deemed given or made when delivered in person or when sent by first class United States mail or by other means of written communication to the Partner or Assignee at the address described below. Any notice, payment or report to be given or made to a Partner or Assignee hereunder shall be deemed conclusively to have been given or made, and the obligation to give such notice or report or to make such payment shall be deemed conclusively to have been fully satisfied, upon sending of such notice, payment or report to the Record Holder of such Unit at his address as shown on the records of the Transfer Agent or as otherwise shown on the records of the Partnership, regardless of any claim of any Person who may have an interest in such Unit or the Partnership Interest of a General Partner by reason of an assignment or otherwise. An affidavit or certificate of making of any notice, payment or report in accordance with the provisions of this Section
19.1 executed by the Managing General Partner, the Transfer Agent or the mailing organization shall be prima facie evidence of the giving or making of such notice, payment or report. If any notice, payment or report addressed to a Record Holder at the address of such Record Holder appearing on the books and records of the Transfer Agent or the Partnership is returned by the United States Post Office marked to indicate that the United States Postal Service is unable to deliver it, such notice, payment or report and any subsequent notices, payments and reports shall be deemed to have been duly given or made without further mailing (until such time as such Record Holder or another Person notifies the Transfer Agent or the Partnership of a change in his address ) if they are available for the Partner or Assignee at the principal office of the Partnership for a period of one year from the date of the giving or making of such notice, payment or report to the other Partners and Assignees. Any notice to the Partnership shall be deemed given if received by the Managing General Partner at the principal office of the Partnership designated pursuant to Section 1.3 hereof. The Partnership and the Managing General Partner may rely and shall be protected in relying on any notice or other document from a Partner or other Person if believed by them to be genuine.
     19.2 Titles and Captions. All article or Section titles or captions in this Agreement are for convenience only. They shall not be deemed part of this Agreement and in no way define, limit, extend or describe the scope or intent of any provisions hereof. Except as specifically provided otherwise, references to "Articles" and "Sections" are to Articles and Sections of this Agreement.
     19.3 Pronouns and Plurals. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.
     19.4 Further Action. The parties shall execute and deliver all documents, provide all information and take or refrain from taking action as may be necessary or appropriate to achieve the purposes of this Agreement.
     19.5 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, legal representatives and permitted assigns.
     19.6 Integration. This Agreement constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes all prior agreements and understandings pertaining thereto.
     19.7 Waiver. No failure by any party to insist upon the strict performance of any covenant, duty, agreement or condition of this Agreement or to exercise any right or remedy consequent upon a breach thereof shall constitute waiver of any such breach or any other covenant, duty, agreement or condition.
     19.8 Counterparts. This Agreement may be executed in counterparts, all of which together shall constitute one agreement binding on all the parties hereto, notwithstanding that all such parties are not signatories to the original or the same counterpart. Each party shall become bound by this Agreement immediately upon affixing its signature hereto or, in the case of a Person acquiring a Unit, upon executing and delivering a Transfer Application as herein described, independently of the signature of any other party.
     19.9 Applicable Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Delaware, without regard to the principles of conflicts of law.
     19.10 Invalidity of Provisions. If any provision of this Agreement is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

                      THIRD AMENDED AND RESTATED
                   AGREEMENT OF LIMITED PARTNERSHIP
                                  OF
                         PRIDE COMPANIES, L.P.
                                 dated
                                 as of
                            April 15, 1999

                      THIRD AMENDED AND RESTATED
                   AGREEMENT OF LIMITED PARTNERSHIP
                                  OF
                         PRIDE COMPANIES, L.P.

     THIS THIRD AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP amends, replaces and restates, as of the Effective Date, the Second Amended and Restated Agreement of Limited Partnership, effective as of December 30, 1997, (as amended, the "Prior Agreement"). This Agreement of Limited Partnership is entered into by and among Pride Refining, Inc., a Texas corporation, as the Managing General Partner, Pride SGP, Inc., a Texas corporation, as the Special General Partner and the Limited Partners, together with any other Persons who become Partners in the Partnership as provided herein. In consideration of the covenants, conditions and agreements contained herein, the parties hereto hereby agree as follows:
                              ARTICLE I
                       Organizational Matters
     1.1 Formation and Continuation. The Partnership has previously been formed and is currently in existence as a limited partnership pursuant to the provisions of the Delaware Act. The Partnership is hereby expressly continued as a limited partnership pursuant to the Delaware Act, subject to the provisions of this Agreement, which replaces, amends, and restates the Prior Agreement. Except as expressly provided herein to the contrary, the rights and obligations of the Partners and the administration and termination of the Partnership shall be governed by the Delaware Act. The Partnership Interest of each Partner shall be personal property for all purposes.
     1.2 Name. The name of the Partnership shall be "Pride Companies, L.P." The Partnership's business may be conducted under any other name or names deemed advisable by the Managing General Partner, including the name of the Managing General Partner or any Affiliate thereof. The words "Limited Partnership," "L.P., Ltd." or similar words or letters shall be included in the Partnership's name where necessary for the purposes of complying with the laws of any jurisdiction that so requires. The Managing General Partner in its sole discretion may change the name of the Partnership at any time and from time to time and shall notify the Limited Partners of such change in the next regular communication to the Limited Partners.
     1.3 Registered Office; Principal Office. The address of the registered office of the Partnership in the State of Delaware shall be located at The Corporation Trust Center, 1209 Orange Street, New Castle County, Wilmington, Delaware 19801, and the registered agent for service of process on the Partnership in the State of Delaware at such registered office shall be The Corporation Trust Company. The principal office of the Partnership shall be 1209 North Fourth Street, Abilene, Texas 79601 or such other place as the Managing General Partner may from time to time designate by notice to the Limited Partners. The Partnership may maintain offices at such other places within or outside the State of Delaware as the Managing General Partner deems advisable.
     1.4 Power of Attorney. (a) Each Limited Partner and each Assignee hereby constitutes and appoints each of the Managing General Partner and, if a Liquidator shall have been selected pursuant to Section 14.3 hereof, the Liquidator severally (and any successor to either thereof by merger, transfer, assignment, election or otherwise) and authorized officers and attorneys-in-fact of each, with full power of substitution, as its true and lawful agent and attorney-in-fact, with full power and authority in its name, place and stead, to:
    (i) execute, swear to, acknowledge, deliver, file and record in the appropriate public offices (A) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate of Limited Partnership and all amendments or restatements thereof) that the Managing General Partner or the Liquidator deems appropriate or necessary to form, qualify or continue the existence or qualification of, the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware and in all other jurisdictions in which the Partnership may conduct business or own property; (B) all instruments that the Managing General Partner or the Liquidator deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement or the Deposit Agreement in accordance with their respective terms; (C) all conveyances and other instruments or documents that the Managing General Partner or the Liquidator deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation; (D) all instruments relating to the admission, withdrawal, removal or substitution of any Partner pursuant to, or other events described in, Article XI, XII, XIII or XIV hereof or the Capital Contribution of any Partner, (E) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges of any class or series of Units or other securities issued pursuant to Section 4.2 hereof; and (F) all agreements and other instruments (including, without limitation, a certificate of merger) relating to a merger or consolidation of the Partnership pursuant to Article XVI hereof;
     (ii) execute, swear to, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole discretion of the Managing General Partner or the Liquidator, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action which is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole discretion of the Managing General Partner or the Liquidator, to effectuate the terms or intent of this Agreement; provided, that when required by Section 15.3 hereof or any other provision of this Agreement which establishes a percentage of the Limited Partners or of the Limited Partners of any class or series required to take any action, the Managing General Partner or the Liquidator may exercise the power of attorney made in this subsection (ii) only after the necessary vote, consent or approval of the Limited Partners or of the Limited Partners of such class or series; and
     (iii) on behalf of the Limited Partners and the Assignees, enter into the Deposit Agreement and to deposit Certificates in the Deposit Account pursuant to the Deposit Agreement. Nothing contained herein shall be construed as authorizing the Managing General Partner to amend this Agreement except in accordance with Article XV hereof or as may be otherwise expressly provided for in this Agreement.
     (b) The foregoing power of attorney is hereby declared to be irrevocable and a power coupled with an interest, and it shall survive and not be affected by the subsequent death, incompetency, disability, incapacity, dissolution, bankruptcy or termination of any Limited Partner or Assignee and the transfer of all or any portion of such Limited Partner's or Assignee's Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the Managing General Partner or the Liquidator, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses which may be available to contest, negate or disaffirm the action of the Managing General Partner or the Liquidator, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the Managing General Partner or the Liquidator, within 15 days after receipt of the Managing General Partner's or the Liquidator's request therefor, such further designation, powers of attorney and other instruments as the Managing General Partner or the Liquidator deems necessary to effectuate this Agreement and the purposes of the Partnership.
     1.5 Term. The Partnership commenced upon the filing of the Certificate of Limited Partnership in accordance with the Delaware Act on January 17, 1990 and shall continue in existence until the close of Partnership business on December 31, 2090, or until the earlier termination of the Partnership in accordance with the provisions of
Article XIV hereof.
     1.6 Possible Restrictions on Transfer. Notwithstanding anything to the contrary contained herein, in the event of (i) the enactment (or imminent enactment) of any legislation, (ii) the publication of any temporary or final regulation by the Treasury Department, (iii) any ruling by the Internal Revenue Service or (iv) any judicial decision, that, in any such case, in the Opinion of Counsel, would result in the taxation of the Partnership for federal income tax purposes as a corporation or as an association taxable as a corporation, then, either
(a) the Managing General Partner may impose such restrictions on the transfer of Partnership Interests as may be required, in the Opinion of Counsel, to prevent the taxation of the Partnership for federal income tax purposes as a corporation or as an association taxable as a corporation, including making any amendments to this Agreement as the Managing General Partner in its sole discretion may determine to be necessary or appropriate in order to impose such restrictions; provided, that any such amendment to this Agreement which would result in the delisting or suspension of trading of any class of Units on any National Securities Exchange on which such class of Units is then traded must be approved by the holders of at least 66?% of the Outstanding Units of such class (excluding for purposes of such determination any Units of such class owned by the General Partners and their Affiliates) or (b) upon the recommendation of the Managing General Partner and the approval by the holders of at least 66?% of the Outstanding Units (excluding for purposes of such determination any Units owned by the General Partners and their Affiliates), the Partnership may be converted into and reconstituted as a trust or any other type of legal entity (the "New Entity") in the manner and on other terms so recommended and approved. In such event, the business of the Partnership shall be continued by the New Entity and the Units shall be converted into equity interests of the New Entity in the manner and on the terms so recommended and approved.
                             ARTICLE II
                             Definitions
     The following definitions shall be for all purposes, unless otherwise clearly indicated to the contrary, applied to the terms used in this Agreement.
     "Additional Limited Partner" means a Person admitted to the Partnership as a Limited Partner pursuant to Section 12.4 hereof.
     "Adjusted Capital Account" shall mean the Capital Account maintained for each Partner as of the end of each taxable year of the Partnership (a) increased by any amounts which such Partner is obligated to restore under the standards set by Treasury Regulation Section 1.704-1(b)(2)(ii)(c) (or is deemed obligated to restore under Treasury Regulation Sections 1.704-2(g) and 1.704-2(i)(5) and (b) decreased by
(i) the amount of all losses and deductions that, as of the end of such taxable year, are reasonably expected to be allocated to such Partner in subsequent years under Sections 704(e)(2) and 706(d) of the Code and Treasury Regulation Section 1.751-1(b)(2)(ii), and (ii) the amount of all distributions that, as of the end of such taxable year, are reasonably expected to be made to such Partner in subsequent years in accordance with the terms of this Agreement or otherwise to the extent they exceed offsetting increases to such Partner's Capital Account that are reasonably expected to occur during (or prior to) the year in which such distributions are reasonably expected to be made (other than increases pursuant to a minimum gain chargeback pursuant to
Sections 5.1(e)(i) or 5.1(e)(ii) hereof). The foregoing definition of Adjusted Capital Account is intended to comply with the provisions of Treasury Regulation Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith. A Partner who has more than one interest in the Partnership shall have a single Adjusted Capital Account that reflects all such interests, regardless of the class of interests and the time and manner in which such interests were acquired.
     "Adjusted Property" means any property the Carrying Value of which has been adjusted pursuant to Section 4.4(d)(i) or 4.4(d)(ii) hereof. Once an Adjusted Property is deemed distributed by, and recontributed to, the Partnership for federal income tax purposes upon a termination thereof pursuant to Section 708 of the Code, such property shall thereafter constitute a Contributed Property until the Carrying Value of such property is further adjusted pursuant to Section 4.4(d)(i) or 4.4(d)(ii) hereof.
    "Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with, the Person in question. As used herein, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.
     "Agreed Allocation" shall mean allocation made pursuant to
Section 5.1(a), (b), (c) or (d) hereof.
     "Agreed Value" of any Contributed Property means the fair market value of such property or other consideration at the time of contribution as determined by the Managing General Partner using such reasonable method of valuation as it may adopt. The Managing General Partner shall, in its sole discretion, use such method as it deems reasonable and appropriate to allocate the aggregate Agreed Value of Contributed Properties contributed to the Partnership in a single or integrated transaction among such properties on a basis proportional to their fair market values.
     "Agreement" means this Third Amended and Restated Agreement of Limited Partnership, as it may be amended, supplemented or restated from time to time.
     "Assignee" means a Non-citizen Assignee or a Person to whom one or more Units have been transferred in a manner permitted under this Agreement and who has executed and delivered a Transfer Application as required by this Agreement, but who has not become a Substituted Limited Partner.
     "Available Cash" means, with respect to any calendar quarter,
     (i)  the sum of:
      (A) the Partnership's net income for such quarter as determined in accordance with generally accepted accounting principles (excluding gain and loss on the sale of capital assets).
     (B) depreciation, amortization and other noncash charges (less noncash credits) of the Partnership for such quarter.
     (C) the amount of any reduction in reserves of the Partnership of the types referred to in (ii) (DD) below during such quarter:
      (ii)  less the sum of:
     (AA) all principal debt payments, redemptions of Series B or C Preferred Units, if any, made during such quarter by the Partnership (other than principal debt payments made with Proceeds from Capital Transactions),
     (BB) capital expenditures made by the Partnership during such quarter (excluding for such purpose capital expenditures financed or anticipated to be refinanced with Proceeds from Capital Transactions),
     (CC) investments for such quarter in any entity to the extent that such investments are not otherwise included under clauses (ii)(AA) or
(BB) (excluding investments financed or anticipated to be refinanced with Proceeds from Capital Transactions), and
     (DD) the amount of Partnership reserves established by the Managing General Partner during such quarter which are necessary or appropriate (1) to provide funds for the future payment of items of the types specified in clauses (ii)(AA) and (ii)(BB) above, (2) to provide for additional working capital, (3) to provide funds for cash distributions with respect to any one or more of the next four calendar quarters or (4) to provide funds for the future payment of interest.
     Notwithstanding the foregoing, Available Cash shall not include any cash receipts or reductions in reserves or take into account any disbursements made or reserves established after commencement of the dissolution and liquidation of the Partnership.
     "Book-Tax Disparity" shall mean, with respect to any item of Contributed Property or Adjusted Property, as of the date of any determination, the difference between the Carrying Value of such Contributed Property or Adjusted Property and the adjusted basis thereof for federal income tax purposes as of such date. A Partner's share of the Partnership's Book-Tax Disparities in all of its Contributed Property and Adjusted Property will be reflected by the difference between such Partner's Capital Account balance as maintained pursuant to
Section 4.4 hereof and the hypothetical balance of such Partner's Capital Account computed as if it had been maintained strictly in accordance with federal income tax accounting principles.
     "Business Day" means Monday through Friday of each week, except that a legal holiday recognized as such by the government of the United States or the States of New York or Texas shall not be regarded as a Business Day.
     "Capital Account" means the capital account maintained pursuant to
Section 4.4 hereof.
     "Capital Contribution" means any cash, cash equivalents, or the Net Agreed Value of Contributed Property which a Partner contributes to the Partnership pursuant to Sections 4.1, 4.2, 4.4(c) or 13.3(c) hereof, or the outstanding principal balance of debt, amount of accrued interest, or amount of cumulative distribution arrearages canceled by a Limited Partner in exchange for a Preferred Unit, if applicable.
     "Capital Transactions" means (a) borrowings and sales of debt securities (other than working capital borrowings, borrowings representing items purchased on open account in the ordinary course of business by the Partnership, (b) sales of equity interests by the Partnership (other than the conversion of certain indebtedness of the Partnership into Common Units or Preferred Units as described in
Section 4.1 hereof) and (c) sales or other voluntary or involuntary dispositions of any assets of the Partnership (other than (x) sales or other dispositions of inventory in the ordinary course of business, (y) sales or other dispositions of other current assets including receivables and accounts and (z) sales or other dispositions of assets as a part of normal retirements or replacements), in each case prior to the commencement of the dissolution and liquidation of the Partnership.
      "Carrying Value" means (a) with respect to a Contributed Property, the Agreed Value of such property reduced (but not below zero) by all depreciation, amortization and cost recovery deductions charged to the Partners' Capital Accounts and (b) with respect to any other Partnership property, the adjusted basis of such property for federal income tax purposes. The Carrying Value of any property shall be adjusted from time to time in accordance with Sections 4.4(d)(i) and 4.4(d)(ii) hereof and shall thereafter be reduced (but not below zero) by all depreciation, amortization, and cost recovery deductions charged to the Partners' Capital Accounts.
     "Certificate" means a certificate issued by the Partnership evidencing ownership of one or more Partnership Interests.
     "Certificate of Designations" means the Certificates of Designations pursuant to which the Partnership issues Series B Preferred Units, Series C Preferred Units, and any other certificate of designations pursuant to which the Partnership issues Partnership Securities pursuant to Section 4.2.
     "Certificate of Limited Partnership" means the Certificate of Limited Partnership filed with the Secretary of State of the State of Delaware as referenced in Section 6.2 hereof, as such Certificate may be amended and/or restated from time to time.
     "Citizenship Certification" means a properly completed-certificate in such form as may be specified by the Managing General Partner by which an Assignee or a Limited Partner certifies that he (and if he is a nominee holding for the account of another Person, that to the best of his knowledge such other Person) is an Eligible Citizen.
     "Closing Price" for any day means the last sale price on such day, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Units of a class are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal National Securities Exchange on which the Units of such class are listed or admitted to trading or, if the Units of a class are not listed or admitted to trading on any National Securities Exchange, the last quoted price on such day or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other system then in use, or, if on any such day the Units of a class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in the Units of such class selected by the Board of Directors of the Managing General Partner, or, if on any such day no market maker is making a market in the Units of such class, the fair value of such Units on such day as determined reasonably and in good faith by the Board of Directors of the Managing General Partner using any reasonable method of valuation.
     "Code" means the Internal Revenue Code of 1986, as amended and in effect from time to time, as interpreted by the applicable regulations thereunder. Any reference herein to a specific Section or Sections of the Code shall be deemed to include a reference to any corresponding provision of future law.
     "Common Unit" means a Unit representing a fractional part of the Partnership Interests of the Limited Partners and Assignees thereof and having the rights and obligations specified with respect to Common Units in this Agreement.
     "Conflicts and Audit Committee" means a committee of the Board of Directors of the Managing General Partner composed entirely of directors who are neither officers or employees of, nor direct or indirect owners of more than 5% of the voting securities of, the General Partners or their Affiliates.
     "Consent Solicitation Statement" means the consent solicitation statement dated October 7, 1996 sent to the Partners in connection with the adoption of this Agreement and the approval of other matters described in the Consent Solicitation Statement.
     "Contributed Property" means each property or other asset, in such form as may be permitted by the Delaware Act, but excluding cash, contributed to the Partnership (or deemed contributed to the Partnership on termination and reconstitution thereof pursuant to Section 708 of the
Code). Once the Carrying Value of a Contributed Property is adjusted pursuant to Section 4.4(d) hereof, such property shall no longer constitute a Contributed Property for purposes of Section 5.1 hereof, but shall be deemed an Adjusted Property for such purposes.
     "Current Market Price" shall have the meaning assigned to such term in Section 17.1(a) hereof.
     "Debt" means, as to any Person, as of any date of determination,
(a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services; (b) all amounts owed by such Person to banks or other Persons in respect of reimbursement obligations under letters of credit, surety bonds and other similar instruments guaranteeing payment or other performance of obligations by such Person; (c) all indebtedness for borrowed money or for the deferred purchase price of property or services secured by any lien on any property owned by such Person, to the extent attributable to such Person's interest in such property, even though such Person has not assumed or become liable for the payment thereof; and (d) lease obligations of such Person which, in accordance with generally accepted accounting principles, should be capitalized.
     "Delaware Act" means the Delaware Revised Uniform Limited Partnership Act, 6 Del. C.17-101, et seq., as it may be amended from time to time, and any successor to such statute.
     "Deposit Account" means the account established by the Depositary pursuant to the Deposit Agreement.
     "Deposit Agreement" means the Deposit Agreement among the Managing General Partner, in its capacity both as Managing General Partner and as attorney-in-fact for the Limited Partners, the Partnership and the Depositary, as it may be amended or restated from time to time.
     "Depositary" means the bank or other institution appointed by the Managing General Partner in its sole discretion to act as depositary for the Depositary Units pursuant to the Deposit Agreement, or any successor to it as depositary.
     "Depositary Receipt" means a depositary receipt, issued by the Depositary or agents appointed by the Depositary in accordance with the Deposit Agreement, evidencing ownership of one or more Depositary Units.
     "Depositary Unit" means a depositary unit representing a Unit on deposit with the Depositary pursuant to the Deposit Agreement.
     "Discretionary Allocation" shall mean any allocation of an item of income, gain, deduction, or loss pursuant to the provisions of
Section 5.1(d)(iii) hereof.
     "Economic Risk of Loss" shall have the meaning set forth in Treasury Regulation Section 1.752-2(a).
     "Effective Date" means April 15, 1999.
     "Eligible Citizen" means a Person qualified to own interests in real property in jurisdictions in which the Partnership does business or proposes to do business from time to time, and whose status as a Limited Partner or Assignee does not or would not subject the Partnership to a substantial risk of cancellation or forfeiture of any of their property or any interest therein.
     "Exchange Act" means the Securities Exchange Act of 1934, as amended, and any successor to such statute.
     "General Partner" means either the Managing General Partner or the Special General Partner and "General Partners" means the Managing General Partner and the Special General Partner.
     "General Partner Equity Value" means, as of any date of determination, the fair market value of a General Partner's Partnership Interest, as a General Partner, as determined by the Managing General Partner using whatever reasonable method of valuation it may adopt.
     "Indemnitee" means any General Partner, any departing General Partner, any Person who is or was an Affiliate of any General Partner or any departing General Partner, any Person who is or was an officer, director, employee, agent or trustee of any General Partner or any departing General Partner or any Affiliate of any General Partner or departing General Partner, or any Person who is or was serving at the request of any General Partner or any departing General Partner or any Affiliate of any General Partner or any departing General Partner as a director, officer, employee, agent or trustee of another Person.
     "Initial Offering" means the initial offering of Depositary Units to the public, as described in the Registration Statement.
     "Issue Price" means the price at which a Unit is purchased from the Partnership, less any sales commission or underwriting discount charged to the Partnership; provided that the Issue Price of Series B Preferred Units and Series C Preferred Units shall equal the outstanding principal balance and any accrued interest canceled by a Partner in exchange for such Unit.
     "Limited Partner" means each Person who is a Limited Partner of the Partnership upon the Effective Date, each Substituted Limited Partner, each Additional Limited Partner and any departing General Partner upon the change of its status from General Partner to Limited Partner pursuant to Article XIII hereof and, solely for purposes of Articles IV, V and VI hereof and Sections 14.3 and 14.4 hereof, shall include an Assignee thereof.
     "Limited Partner Equity Value" means, as of any date of determination, the total value of all classes of Units, with the value of each class being an amount equal to the product of (a) the total number of Outstanding Units of such class (immediately prior to an issuance of Units or distribution of cash or Partnership property), multiplied by (b) (i) in the case of a valuation required by
Section 4.4(d)(i) hereof (other than valuations caused by sales of a de minimis quantity of Units) the Issue Price or (ii) in the case of a valuation required by Section 4.4(d)(ii) hereof (or a valuation required by Section 4.4(d)(i) hereof caused by sales of a de minimis quantity of Units) the Closing Price.
     "Liquidator" means the Managing General Partner or other Person approved pursuant to Section 14.3 hereof who performs the functions described therein.
     "Managing General Partner" means Pride Refining Inc., a Texas corporation, or any successor in its capacity as managing general partner of the Partnership.
     "Merger Agreement" has the meaning assigned to such term in
Section 16.1 hereof.
     "Minimum Gain Attributable to Partner Nonrecourse Debt" means that amount determined in accordance with the principles of Treasury Regulation Section 1.704-2(i).
     "National Securities Exchange" means an exchange registered with the Securities and Exchange Commission under Section 6(a) of the Exchange Act.
      "Net Agreed Value" means (a) in the case of any Contributed Property, the Agreed Value of such property reduced by any liabilities either assumed by the Partnership upon such contribution or to which such property is subject when contributed and (b) in the case of any property distributed to a Partner or Assignee by the Partnership, the Partnership's Carrying Value of such property at the time such property is distributed, reduced by any indebtedness either assumed by such Partner or Assignee upon such distribution or to which such property is subject at the time of distribution as determined under Section 752 of the Code.
     "Net Income" shall mean, for any taxable period, the excess, if any, of the Partnership's items of income and gain (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period over the Partnership's items of loss and deduction (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period. The items included in the calculation of Net Income shall be determined in accordance with Section 4.4(b) hereof and shall not include any items specially allocated under Section 5.1(d) or 5.1(e) hereof. Once an item of income, gain, loss or deduction that has been included in the initial computation of Net Income is subjected to a Required Allocation or a Discretionary Allocation, Net Income or the resulting Net Loss, whichever the case may be, shall be recomputed without regard to such item.
     "Net Loss" shall mean, for any taxable period, the excess, if any, of the Partnership's items of loss and deduction (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period over the Partnership's items of income and gain (other than those items attributable to dispositions constituting Terminating Capital Transactions) for such taxable period. The items included in the calculation of Net Loss shall be determined in accordance with Section 4.4(b) hereof and shall not include any items specially allocated under Section 5.1(d) or 5.1(e) hereof. Once an item of income, gain, loss or deduction that has been included in the initial computation of Net Loss is subjected to a Required Allocation or a Discretionary Allocation, Net Loss or the resulting Net Income, whichever the case may be, shall be recomputed without regard to such item.
     "Net Termination Gain" means, for each Partnership Year or shorter period, the sum, if positive, of all items of gain or loss recognized by the Partnership from Terminating Capital Transactions and all items of income, gain, loss and deduction (as determined in accordance with
Section 4.4(b) hereof) recognized by the Partnership as a result of a dissolution of the Partnership for the purpose of liquidation.
     "Net Termination Loss" means, for each Partnership Year or shorter period, the sum, if negative, of all items of gain or loss recognized by the Partnership from Terminating Capital Transactions and all items of income, gain, loss and deduction (as determined in accordance with
Section 4.4(b) hereof) recognized by the Partnership as a result of a dissolution of the Partnership for the purpose of liquidation.
      "Non-citizen Assignee" means a Person who the Managing General Partner has determined in its sole discretion does not meet the requirements of the definition of an Eligible Citizen and as to whose Partnership Interest the Managing General Partner has become the Substituted Limited Partner, pursuant to Section 11.5 hereof.
      "Nonrecourse Built-in Gain" shall mean, with respect to any Contributed Properties or Adjusted Properties that are subject to a mortgage or negative pledge securing a Nonrecourse Liability, the amount of any taxable gain that would be allocated to the Partners pursuant to Sections 5.2(b)(i)(A), 5.2(b)(ii)(A) or 5.2(b)(iii) hereof if such properties were disposed of in a taxable transaction in full satisfaction of such liabilities and for no other consideration.
      "Nonrecourse Deductions" shall mean any and all items of loss, deduction or expenditures (described in Section 705(a)(2)(B) of the
Code) that, in accordance with the principles of Treasury Regulation
Section 1.704-2(b), are attributable to a Nonrecourse Liability. "Nonrecourse Liability" shall have the meaning set forth in
Treasury Regulation Section 1.752-1(a)(2).
     "Note Agreement" means that certain Note Agreement dated as of August 13, 1996 among the Partnership, the General Partner, the Special General Partner and the purchasers of certain convertible notes, as such agreement may be amended from time to time.
      "Notice of Election to Purchase" has the meaning assigned to such term in Section 17.1(b) hereof.
     "Opinion of Counsel" means a written opinion of counsel (who may be regular counsel to the Partnership or the Managing General Partner) in form and substance acceptable to the Managing General Partner.
     "Outstanding" means all Units or other Partnership Securities that are issued by the Partnership and reflected as outstanding on the Partnership's books and records as of the date of determination.
     "Partner" means a General Partner or a Limited Partner and Assignees thereof, if applicable.
     "Partner Nonrecourse Debt" shall have the meaning set forth in Treasury Regulation Section 1.704-2(b)(4).
     "Partner Nonrecourse Deductions" shall mean any and all items of loss, deduction or expenditure (described in Section 705(a)(2)(B) of the
Code) that, in accordance with the principles of Treasury Regulation
Section 1.704-2(i), are attributable to a Partner Nonrecourse Debt and to a net increase in Minimum Gain Attributable to Partner Nonrecourse Debt.
     "Partnership" means the limited partnership heretofore formed and continued pursuant to this Agreement, and any successor thereto.
     "Partnership Debt Securities" has the meaning assigned to such term in Section 4.2(a) hereof.
     "Partnership Equity Securities" has the meaning assigned to such term in Section 4.2(a) hereof.
     "Partnership Interest" means the interest of a Partner in the Partnership which, in the case of a Limited Partner or Assignee, shall include Units.
     "Partnership Minimum Gain" shall mean that amount determined in accordance with the principles of Treasury Regulation Section 1.704-2(d).
     "Partnership Securities" has the meaning assigned to such term in
Section 4.2(a) hereof.
     "Partnership Year" means the fiscal year of the Partnership, which shall be the calendar year.
     "Percentage Interest" means, as of the date of such determination,
(a) as to the Managing General Partner in its capacity as such, 1.9%,
(b) as to the Special General Partner in its capacity as such, 0.1%, (c) as to any Limited Partner or Assignee holding Units, the product of
(i) 98% multiplied by (ii) the quotient of the number of Units held by such Limited Partner or Assignee divided by the total number of all Units then outstanding; provided, however, that following any issuance of additional Units by the Partnership pursuant to Section 4.2 hereof, proper adjustment shall be made to the Percentage Interest represented by each Unit to reflect such issuance.
     "Person" means an individual or a corporation, partnership, trust, unincorporated organization, association or other entity.
     "Preferred Units" means the Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units and Series F Preferred Units and any other Preferred Units issued pursuant to any Certificate of Designation.
     "Prior Agreement" shall have the meaning assigned to it in the preamble hereof.
     "Proceeds from Capital Transactions" means, at any date, such amounts of cash, debt securities or other property as are determined by the Managing General Partner to be made available to the Partnership from or by reason of a Capital Transaction.
     "Purchase Date" means the date determined by the Managing General Partner as the date for purchase of all Outstanding Units (other than Units owned by the General Partners and their Affiliates) pursuant to
Section 17.1(b) hereof.
     "Recapture Income" means any gain recognized by the Partnership (computed without regard to any adjustment required by Sections 734 or 743 of the Code) upon the disposition of any property or asset of the Partnership, which gain is characterized as ordinary income because it represents the recapture of deductions previously taken with respect to such property or asset.
     "Record Date" means the date established by the Managing General Partner for determining (a) the identify of Limited Partners (or Assignees, if applicable) entitled to notice of, or to vote at, any meeting of Limited Partners or entitled to vote by ballot or give approval of Partnership action in writing without a meeting or entitled to exercise rights in respect of any other lawful action of Limited Partners, or (b) the identify of Record Holders entitled to receive any report or distribution.
     "Record Holder" means the Person in whose name a Unit is registered on the books of the Transfer Agent, as of the opening of business on a particular Business Day.
     "Redeemable Units" means any Units for which a redemption notice has been given and has not been withdrawn, under Section 11.6 hereof.
     "Registration Statement" means the Registration Statement on Form S-1 (Registration No. 33-33099), as it has been or as it may be amended from time to time, filed by the Partnership with the Securities and Exchange Commission under the Securities Act to register the offering and sale of the Units in the Initial Offering.
     "Required Allocation" shall mean any allocation (or limitation imposed on any allocation) of an item of income, gain, deduction or loss pursuant to (a) the proviso-clause of Section 5.1(b)(ii) hereof or (b)
Section 5.1(e) hereof, such allocations (or limitations thereon) being directly or indirectly required by the Treasury Regulations promulgated under Section 704(b) of the Code.
     "Residual Gain" or "Residual Loss" shall mean any item of gain or loss, as the case may be, of the Partnership recognized for federal income tax purposes resulting from a sale, exchange or other disposition of Contributed Property or Adjusted Property, to the extent such item of gain or loss is not allocated pursuant to Sections 5.2(b)(i)(A) or 5.2(b)(ii)(A) hereof to eliminate Book-Tax Disparities.
     "Securities Act" means the Securities Act of 1933, as amended, and any successor to such statute.
     "Series B Preferred Units" means the Series B Cumulative Convertible Preferred Units issued pursuant to the Amended and Restated Certificate of Designations of Series B Cumulative Convertible Preferred Units of the Partnership dated April 15, 1999.
     "Series C Preferred Units" means the Series C Cumulative Convertible Preferred Units issued pursuant to the Amended and Restated Certificate of Designations of Series C Cumulative Convertible Preferred Units of the Partnership dated April 15, 1999.
     "Series D Preferred Units" means the Series D Cumulative Preferred Units issued pursuant to the Amended and Restated Certificate of Designations of Series D Cumulative Preferred Units of the Partnership dated April 15, 1999.
     "Series E Preferred Units" means the Series E Cumulative Preferred Units issued pursuant to the Amended and Restated Certificate of Designations of Series E Cumulative Preferred Units of the Partnership dated April 15, 1999.
   "Series F Preferred Units" means the Series F Cumulative Preferred Units issued pursuant to the Amended and Restated Certificate of Designations of Series F Cumulative Preferred Units of the Partnership dated April 15, 1999.
     "Special Approval" means approval by (i) a majority of the members of the Board of Directors of the Managing General Partner and (ii) a majority of the members of the Conflicts and Audit Committee.
     "Special General Partner" means Pride SGP, Inc., a Texas corporation, or any successor in its capacity as special general partner of the Partnership.
      "Subsidiary" means, with respect to any Person, any corporation or other entity of which a majority of (i) the voting power of the voting equity securities or (ii) the outstanding equity interests is owned, directly or indirectly, by such Person.
     "Substituted Limited Partner" means a Person who is admitted as a Limited Partner to the Partnership pursuant to Section 12.2 hereof in place of and with all the rights of a Limited Partner and who is shown as a Limited Partner on the books and records of the Partnership.
     "Surviving Business Entity" has the meaning assigned to such term in Section 16.2(b) hereof.
     "Terminating Capital Transactions" means any sales or other dispositions of assets of the Partnership is a result of a dissolution of the Partnership for the purpose of liquidation.
     "Trading Day" has the meaning assigned to such term in
Section 17.1(a) hereof.
     "Transfer Agent" means the Depositary or any bank, trust company or other Person appointed by the Partnership to act as transfer agent for the Units.
     "Transfer Application" means an application and agreement for transfer of Depositary Units in the form set forth on the back of a Depositary Receipt or in a form substantially to the same effect in a separate instrument.
     "Unit" means a Partnership Interest of a Limited Partner or Assignee in the Partnership representing a fractional part of the Partnership Interests of all Limited Partners and Assignees; provided, however, that in the event any class or series of Units issued pursuant to Section 4.2 hereof shall have designations, preferences or special rights such that a Unit of such class or series shall represent a greater or lesser part of the Partnership Interests of all Limited Partners or Assignees than a Unit of any other class or series of Units, the Partnership Interest represented by such class or series of Units shall be determined in accordance with such designations, preferences or special rights. Unless otherwise specifically indicated to the contrary, Units includes Depositary Units.
     "Unrealized Gain" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the fair market value of such property as of such date, over (b) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 4.4(d) hereof) as of such date. In determining such Unrealized Gain, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the Managing General Partner using such reasonable method of valuation as if it may adopt; provided, however, the Managing General Partner, in arriving at such valuation, must take fully into account (to the extent appropriate under the regulations promulgated under Section 704(b) of the Code) the Limited Partner Equity Value and the General Partner Equity Value at such time. The Managing General Partner shall allocate such aggregate value among the assets of the Partnership (in such manner as it determines in its sole discretion to be reasonable) to arrive at a fair market value for individual properties.
     "Unrealized Loss" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 4.4(d) hereof) as of such date, over (b) the fair market value of such property as of such date. In determining such Unrealized Loss, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the Managing General Partner using such reasonable method of valuation as it may adopt: provided, however, the Managing General Partner, in arriving at such valuation, must take fully into account (to the extent appropriate under the regulations promulgated under
Section 704(b) of the Code) the Limited Partner Equity Value and the General Partner Equity Value at such time. The Managing General Partner shall allocate such aggregate value among the assets of the Partnership (in such manner as it determines in its sole discretion to be reasonable) to arrive at a fair market value for individual properties.
                             ARTICLE III
                               Purpose
     3.1  Purpose and Business.  The purpose and nature of the
business to be conducted by the Partnership shall be (i) to conduct any business that may be lawfully conducted by a limited partnership organized pursuant to the Delaware Act, including, without limitation, the refining, transport, gathering and sale of hydrocarbon-based products, (ii) to enter into any partnership, joint venture or other similar arrangement to engage in any of the foregoing or the ownership of interests in any entity engaged in any of the foregoing, and
(iii) to do anything necessary or incidental to the foregoing.
     3.2  Powers.  The Partnership shall be empowered to do any and all acts and things necessary, appropriate, proper, advisable, incidental to or convenient for the furtherance and accomplishment of the purposes and business described herein and for the protection and benefit of the Partnership.
                              ARTICLE IV
                         Capital Contributions
     4.1 Partnership Equity Securities. Upon the Effective Date, the Partnership Equity Securities of the Partnership will consist of (i) 4,950,000 Common Units (ii) the 1.9% and .1% Percentage Interests held by the Managing General Partner and the Special General Partner, respectively, which general partner interests are not denominated in Units (iii) Series B Preferred Units (iv) Series C Preferred Units (v) Series D Preferred Units (vii) Series E Preferred Units and (vii)
Series F Preferred Units. The Certificates of Designations of the Series B Preferred Units, Series C Preferred Units, Series D Preferred Units, Series E Preferred Units, and Series F Preferred Units are attached hereto as Annex I through Annex V, which Annexes are incorporated herein and are made a part of this Agreement. Notwithstanding the foregoing, the terms of any Certificate of Designations attached hereto as an Annex and incorporated by reference herein may be amended with the approval of a majority in interest of the holders of the Partnership Securities issued pursuant to the terms of such Certificate of Designations and the approval of the Managing General Partner. Notwithstanding anything to the contrary in this Agreement, in the event that any conflict exists between this
Agreement on the one hand and a Certificate of Designations on the other, the terms of the Certificate of Designations shall control.
     4.2 Issuances of Additional Units and Other Securities. (a) The Managing General Partner is hereby authorized to cause the Partnership to issue such additional Units, or classes or series thereof, or options, rights, warrants or appreciation rights relating thereto, or any other type of equity security that the Partnership may lawfully issue ("Partnership Equity Securities"), any unsecured or secured debt obligations of the Partnership or debt obligations of the Partnership convertible into any class or series of equity securities of the Partnership ("Partnership Debt Securities") (collectively,
"Partnership Securities"), for any Partnership purpose at any time or from time to time, to the Partners or to other Persons for such consideration and on such terms and conditions as shall be established by the Managing General Partner in its sole discretion, all without the approval of any Limited Partners. The Managing General Partner shall have sole discretion, subject to the guidelines set forth in this Section 4.2 and the requirements of the Delaware Act, in determining the consideration and terms and conditions with respect to any future issuance of Partnership Securities. The Managing General Partner may evidence terms and conditions of any Partnership
Securities to be issued by the Partnership by a Certificate of Designations to be incorporated herein and made a part hereof by attaching the Certificate of Designations as an annex to this
Agreement.
     (b) Additional Partnership Securities to be issued by the Partnership pursuant to this Section 4.2 shall be issuable from time to time in one or more classes, or one or more series of any of such classes, with such designations, preferences and relative, participating, optional or other special rights, powers and duties, including rights, powers and duties senior to existing classes and series of Partnership Securities, unless any such senior securities are otherwise prohibited by the terms of this Agreement, all as shall be fixed by the Managing General Partner in the exercise of its sole and complete discretion, subject to Delaware law, including, without limitation, (i) the allocations of items of Partnership income, gain, loss, and deduction to each such class or series of Partnership Securities; (ii) the right of each such class or series of Partnership Securities to share in Partnership distributions; (iii) the rights of each such class or series of Partnership Securities upon dissolution and liquidation of the Partnership; (iv) whether such class or series of additional Partnership Securities is redeemable by the Partnership and, if so, the price at which, and the terms and conditions upon which, such class or series of additional Partnership Securities may be redeemed by the Partnership; (v) whether such class or series of additional Partnership Securities is issued with the privilege of conversion and, if so, the rate at which, and the terms and conditions upon which, such class or series of Partnership Securities may be converted into any other class or series of Partnership Securities;
(vi) the terms and conditions upon which each such class or series of Partnership Securities will be issued, deposited with the Depositary, evidenced by Depositary Receipts and assigned or transferred; and
(vii) the right, if any, of each such class or series of Partnership Securities to vote on Partnership matters, including matters relating to the relative rights, preferences and privileges of each such class or series.
     The Managing General Partner is hereby authorized and directed to take all actions which it deems appropriate or necessary in connection with each issuance of Units or other Partnership Securities pursuant to Section 4.2(a) hereof and to amend this Agreement in any manner which it deems appropriate or necessary to provide for each such issuance, to admit Additional Limited Partners in connection therewith and to specify the relative rights, powers and duties of the holders of the Partnership Securities being so issued. Without limiting the foregoing, the Managing General Partner may prepare a Certificate of Designations with respect to such Partnership Securities and attach such Certificate of Designations as an additional annex to this
Agreement.
     (d)  The Managing General Partner shall do all things necessary to comply with the Delaware Act and is authorized and directed to do all things it deems to be necessary or advisable in connection with any future issuance of Partnership Securities, including compliance with any statute, rule, regulation or guideline of any federal, state or other governmental agency or any National Securities Exchange on which the Depositary Units or other Partnership Securities are listed for trading.
     4.3     No Preemptive Rights.  Unless otherwise granted pursuant
to a Certificate of Designations, no Person shall have any preemptive, preferential or other similar right with respect to (a) additional Capital Contributions; (b) issuance or sale of any class or series of Units or other Partnership Securities, whether unissued, held in the treasury or hereafter created; (c) issuance of any obligations, evidences of indebtedness or other securities of the Partnership convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase or subscribe to, any such Units or Partnership Securities; (d) issuance of any right of subscription to or right to receive, or any warrant or option for the purchase of, any such Units or Partnership Securities; or (e) issuance or sale of any other securities that may be issued or sold by the Partnership.
     4.4  Capital Accounts.  (a) The Partnership shall maintain for each Partner (or a beneficial owner of Units held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031 (c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion) a separate Capital Account in accordance with the rules of Treasury Regulation Section 1.704-1(b)(2)(iv). Such Capital Account shall be increased by (i) the amount of all Capital Contributions made by such Partner to the Partnership pursuant to this Agreement and
(ii) all items of Partnership income and gain (including income and gain exempt from tax) computed in accordance with Section 4.4(b)
hereof and allocated to such Partner pursuant to Article V hereof, and decreased by (x) the amount of cash or Net Agreed Value of all distributions of cash or property made to such Partner pursuant to this Agreement and (y) all items of Partnership deduction and loss computed in accordance with Section 4(b) hereof and allocated to such Partner pursuant to Article V hereof.
     (b) For purposes of computing the amount of any item of income, gain, deduction or loss to be reflected in the Partners' Capital Accounts, the determination, recognition and classification of any such item shall be the same as its determination, recognition and classification for federal income tax purposes (including any method of depreciation, cost recovery or amortization used for that purpose), provided, that:
      (i) All fees and other expenses incurred by the Partnership to promote the sale of (or to sell) a Partnership Interest that can neither be deducted nor amortized under Section 709 of the Code, if any, shall, for purposes of Capital Account maintenance, be treated as an item of deduction at the time such fees and other expenses are incurred.
      (ii)  Except as otherwise provided in Treasury Regulation
Section 1.704-1(b)(2)(iv)(m), the computation of all items of income, gain, loss and deduction shall be made without regard to any election under Section 754 of the Code which may be made by the Partnership and, as to those items described in Section 705(a)(1)(B) or
705(a)(2)(B) of the Code, without regard to the fact that such items are not includable in gross income or are neither currently deductible nor capitalized for federal income tax purposes.
     (iii) Any income, gain or loss attributable to the taxable disposition of any Partnership property shall be determined as if the adjusted basis of such property as of such date of disposition were equal in amount to the Partnership's Carrying Value with respect to such property as of such date.
     (iv)  In accordance with the requirements of Section 704(b) of the Code, any deductions for depreciation, cost recovery, or amortization attributable to any Contributed Property shall be determined as if the adjusted basis of such property as of the date it was acquired by the Partnership was equal to the Agreed Value of such property. Upon an adjustment pursuant to Section 4.4(d) hereof to the Carrying Value of any Partnership property subject to depreciation, cost recovery or amortization, any further deductions for such depreciation, cost recovery or amortization attributable to such property shall be determined (A) as if the adjusted basis of such property were equal to the Carrying Value of such property immediately following such adjustment and (B) using a rate of depreciation, cost recovery or amortization derived from the same method and useful life (or, if applicable, the remaining useful life) as is applied for federal income tax purposes; provided, however, that, if the asset has a zero adjusted basis for federal income tax purposes, depreciation, cost recovery, or amortization deductions shall be determined using any reasonable method that the Managing General Partner may adopt.
     (c) A transferee of a Partnership Interest shall succeed to the Capital Account of the transferor attributable to the Partnership Interest so transferred: provided, however, that, if the transfer causes a termination of the Partnership under Section 708(b)(1)(B) of the Code, the Partnership's properties shall be deemed to have been distributed in liquidation of the Partnership to the Partners
(including the transferee of a Partnership Interest) pursuant to Sections 14.3 and 14.4 hereof and recontributed by such Partners in reconstitution of the Partnership. Any such deemed distribution shall be treated as an actual distribution for purposes of this Section 4.4. In such event, the Carrying Values of the Partnership properties shall be adjusted immediately prior to such deemed distribution pursuant to
Section 4.4(d)(ii) hereof and such adjusted Carrying Values shall then constitute the Agreed Values of such properties upon such deemed contribution to the reconstituted Partnership. The Capital Accounts of such reconstituted Partnership shall be maintained in accordance with the principles of this Section 4.4. In the case of a transferor who holds both Common Units and Preferred Units, the Capital Account attributable to a Common Unit transferred shall be deemed to equal the Capital Account attributable to each other Common Unit then outstanding so as to preserve the uniformity of the Common Units outstanding from time to time.
      (d)  (i)  Consistent with the provisions of Treasury Regulation
Section 1.704-1(b)(2)(iv)(f), on an issuance of additional Units for cash or Contributed Property (including the cancellation of debt, accrued interest, or distribution arrearages by a Partner in exchange for a Unit or the conversion of Preferred Units to Common Units), the Capital Accounts of all Partners and the Carrying Value of each Partnership property immediately prior to such issuance shall be adjusted upward or downward to reflect any Unrealized Gain or
Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such property immediately prior to such issuance and had been allocated to the Partners at such time as provided in
Section 5.1(c).
    (ii) In accordance with Treasury Regulations Section 1.704-1(b)(2)(iv)(f), immediately prior to any distribution to a Partner of any Partnership property (other than a distribution of cash that is not in redemption or retirement of a Partnership Interest), the
Capital Accounts of all Partners and the Carrying Value of each Partnership property shall, immediately prior to any such distribution, be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized in a sale of each such property immediately prior to such distribution for an amount equal to its fair market value. Any Unrealized Gain or Unrealized Loss attributable to such property shall be allocated to the Partners as provided in Section 5.1(c).
     (iii)  The adjustments provided for in this Section 4.4(d) shall be made in such a manner as shall be required to establish and preserve the uniformity of the Common Units outstanding from time to time.
     4.5 Interest. No interest shall be paid by the Partnership on Capital Contributions or on balances in Partners' Capital Accounts, except as otherwise provided in a Certificate of Designations.
     4.6 No Withdrawal. No Partner shall be entitled to withdraw any part of his Capital Contribution or his Capital Account or to receive any distribution from the Partnership, except as provided in Articles
V, XIII and XIV hereof or in a Certificate of Designations.
     4.7 Loans from Partners. Loans by a Partner to the Partnership shall not constitute Capital Contributions. If any Partner shall advance funds to the Partnership in excess of the amounts required hereunder to be contributed by it to the capital of the Partnership, the making of such excess advances shall not result in any increase in the amount of the Capital Account for such Partner. The amount of any such excess advances shall be a debt obligation of the Partnership to such Partner and shall be payable or collectible only out of the Partnership assets in accordance with the terms and conditions upon which such advances are made.
     4.8 No Fractional Units. No fractional Units shall be issued by the Partnership.
     4.9  Splits and Combinations.  (a) Subject to Sections 4.9(f) and
5.8 hereof, the Managing General Partner may make a pro rata distribution of Units or Partnership Securities to all Record Holders
or may effect a subdivision or combination of Units or other
Partnership Securities; provided, however, that after any such distribution, subdivision or combination, each Partner shall have the same Percentage Interest in the Partnership as before such distribution, subdivision or combination; and provided, however, that nothing in this Section 4.9 shall be deemed to authorize the Managing General Partner to combine Units or Partnership Securities of any class or series with those of any other class or series.
     (b)  If Partnership Debt Securities are distributed pursuant to
Section 4.9(a), such distribution shall be treated as a distribution of property for purposes of this Agreement.
     (c) Whenever such a distribution, subdivision or combination of Units or Partnership Securities is declared, the Managing General Partner shall select a Record Date as of which the distribution, subdivision or combination shall be effective and shall send notice of the distribution, subdivision or combination at least 20 days prior to such Record Date, to each Record Holder as of the date not less than
10 days prior to the date of such notice.  The Managing General
Partner also may cause a firm of independent public accountants selected by it to calculate the number of Units to be held by each Record Holder after giving effect to such distribution, subdivision or combination. The Managing General Partner shall be entitled to rely on any certificate provided by such firm as conclusive evidence of the accuracy of such calculation.
     (d) Promptly following any such distribution, subdivision or combination, the Managing General Partner may cause Depositary
Receipts to be issued to the Record Holders of Units as of the applicable Record Date representing the new number of Units held by such Record Holders, or the Managing General Partner may adopt such other procedures as it may deem appropriate to reflect such distribution, subdivision or combination; provided, however, that in the event any such distribution, subdivision or combination results in a smaller total number of Units outstanding, the Managing General Partner shall require, as a condition to the delivery to a Record
Holder of such new Depositary Receipt, the surrender of any Depositary Receipt held by such Record Holder immediately prior to such Record Date.
     (e) The Partnership shall not issue fractional Units upon any distribution, subdivision or combination of Units. If a distribution, subdivision or combination of Units would result in the issuance of fractional Units but for the provisions of Section 4.8 hereof and this
Section 4.9(f), each fractional Unit shall be rounded to the nearest whole Unit (and a 0.5 Unit shall be rounded to the next higher Unit).
                              ARTICLE V
                    Allocations and Distributions
     5.1 Allocations for Capital Account Purposes. For purposes of maintaining the Capital Accounts and in determining the rights of the Partners among themselves, subject to the provisions of any special or preferential income allocations contained in any Certificates of Designations the Partnership's items of income, gain, loss and deduction (computed in accordance with Section 4.4(b) hereof) shall be allocated among the Partners in each taxable year (or portion thereof) as provided herein below.
     (a) Net Income. All items of income, gain, loss and deduction taken into account in computing Net Income for such taxable period shall be allocated in the same manner as such Net Income is allocated hereunder which Net Income shall be allocated as follows:
     (i) First, 100% to the General Partners, in the proportion that their respective Percentage Interest bears to 2%, until the aggregate Net Income allocated to the General Partners pursuant to this
Section 5.1(a)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the General Partners pursuant to Section 5.1(b)(iii) hereof for all previous taxable years;
     (ii) Second, 100% to the Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units then outstanding until the aggregate Net Income allocated to the holder of a Common Unit pursuant to this Section 5.1(a)(ii) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the holder of such Common Unit pursuant to Section 5.1(b)(ii) hereof for all previous taxable years: and
     (iii) Third, the balance, if any, 100% to the General Partners and the Limited Partners holding Common Units in proportion to their respective Percentage Interests.
     (b) Net Losses. All items of income, gain, loss and deduction taken into account in computing Net Losses for such taxable period shall be allocated in the same manner as such Net Losses are allocated hereunder which Net Losses shall be allocated as follows:
     (i) First, 100% to the General Partners and the Limited Partners holding Common Units in accordance with their respective Percentage Interests, until the aggregate Net Losses allocated to the holder of a Common Unit pursuant to this Section 5.1(b)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Income allocated to the holder of such Common Unit pursuant to
Section 5.1(a)(iii) hereof for all previous taxable years;
     (ii) Second, 100% to the Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units then outstanding provided, that Net Losses shall not be allocated pursuant to this
Section 5.1(b)(ii) to the extent that such allocation would cause any Limited Partner to have a deficit balance in its Adjusted Capital Account at the end of such taxable year (or increase any existing deficit balance in its Adjusted Capital Account); and
     (iii) Third, the balance, if any, 100% to the General Partners, in the proportion that their respective Percentage Interests bears to 2%.
     (c) Net Termination Gain and Losses. All items of income, gain, loss and deduction taken into account in computing Net Termination Gain or Net Termination Loss for such taxable period shall be allocated in the same manner as such Net Termination Gain or Net Termination Loss is allocated hereunder. All allocations under this Section 5.1(c) shall be made after Capital Account balances have been adjusted by all other allocations provided under this Section 5.1 and after all distributions of Available Cash provided under Section 5.4 or 5.5 hereof have been made with respect to such taxable period.
     (i) If a Net Termination Gain is recognized, such Net Termination Gain shall be allocated between the General Partners and the Limited Partners in the following manner (and the Capital Accounts of the Partners shall be increased by the amount so allocated in each of the following subclauses, in the order listed, before an allocation is made pursuant to the next succeeding subclause):
     (A) First, to each Partner having a deficit balance in its Adjusted Capital Account, in the proportion of such deficit balance to the deficit balances in the Adjusted Capital Accounts of all Partners, until each such Partner has been allocated Net Termination Gain equal to any such deficit balance in its Adjusted Capital Account; and
     (B) Second, 98% to Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner.
     (ii) If a Net Termination Loss is recognized, such Net Termination Loss shall be allocated to the Partners in the following manner:
     (A) First, 98% to Limited Partners holding Common Units in proportion to, and to the extent of, the positive balances in their respective Adjusted Capital Accounts, 1.9% to the Managing General Partner and 0.1% to the Special General Partner until such Limited Partner's Adjusted Capital Accounts are reduced to zero;
     (B) Second, the balance, if any, 100% to the General Partners in the proportion that their respective Percentage Interest bears to 2%.
     (d) Agreed Allocations. Notwithstanding any other provisions of this Section 5.1 (other than Section 5.1 (e) hereof), the following special allocations shall be made for such taxable period:
     (i)  Priority Allocations.
     (A) If the amount of cash or the Net Agreed Value of any property distributed (except cash or property distributed pursuant to
Section 14.3 or 14.4 hereof) to any Limited Partner holding Common Units during a taxable year is greater (on a per Common Unit basis) than the amount of cash or the Net Agreed Value of property distributed to the other Limited Partners holding Common Units (on a per Common Unit basis), then (1) each such Limited Partner receiving such greater cash or property distribution shall be allocated gross income in an amount equal to the product of (x) the amount by which the distribution (on a per Common Unit basis) to such Limited Partner exceeds the distribution (on a per Common Unit basis) to the Limited Partners receiving the smallest distribution and (y) the number of Common Units owned by the Limited Partner receiving the greater distribution; and (2) the General Partners shall be allocated gross income (95% to the Managing General Partner and 5% to the Special General Partner) in an amount equal to 2.0408% of the sum of the amounts allocated in clause (1) above.
     (B) If the amount of cash and the Net Agreed Value of any property distributed (except cash or property distributed pursuant to
Section 14.3 or 14.4 hereof) to the Limited Partners holding Common Units or the General Partners during a taxable year exceeds that which would have been distributed to either class of partners had such distributions been made in the ratio of 98% and 2% (as between the Limited Partners holding Common Units and the General Partners, respectively), such class receiving the excess distribution will be allocated gross income in an amount equal to such excess. Gross income allocated to the Limited Partners holding Common Units pursuant to this
Section 5.1(d)(i)(B) shall be allocated among such Limited Partners holding Common Units in the proportion that the respective number of Common Units held by them bears to the total number of Common Units. Gross income allocated to the General Partners pursuant to this
Section 5.1(d)(i)(B) shall be allocated among such General Partners in the ratio that their respective Percentage Interests bear to 2%.
     (ii)  Nonrecourse Liabilities.  For purposes of Treasury Regulation
Section 1.752-3(a)(3), the Partners agree that Nonrecourse Liabilities of the Partnership in excess of the sum of (A) the amount of Partnership Minimum Gain and (B) the total amount of Nonrecourse Built-in Gain shall be allocated among the Partners in accordance with their respective Percentage Interests.
      (iii) Discretionary Allocation. (A) Notwithstanding any other provisions of Section 5.1(a), (b) or (c) hereof, the Agreed Allocations shall be adjusted so that, to the extent possible, the net amount of items of income, gain, loss and deduction allocated to each Partner pursuant to the Required Allocations and the Agreed Allocations, together, shall be equal to the net amount of such items that would have been allocated to each such Partner under the Agreed Allocations had there been no Required Allocations; provided, however, that for purposes of applying this Section 5.1(d)(iii)(A), it shall be assumed that all chargebacks pursuant to Section 5.1(e)(i) and (ii) hereof have occurred.
     (B) The Managing General Partner shall have reasonable discretion, with respect to each taxable year, to (1) apply the provisions of
Section 5.1(d)(iii)(A) hereof in whatever fashion as is most likely to minimize the economic distortions that might otherwise result from the Required Allocations, and (2) divide all allocations pursuant to
Section 5.1(d)(iii)(A) hereof among the Partners in a manner that is likely to minimize such economic distortions.
     (e) Required Allocations. Notwithstanding any other provision of this Section 5.1, the following special allocations shall be made for such taxable period:
     (i) Partnership Minimum Gain Chargeback. Notwithstanding the other provisions of this Section 5.1, if there is a net decrease in Partnership Minimum Gain during any Partnership taxable period, each Partner shall be allocated items of Partnership income and gain for such period (and, if necessary subsequent periods) in the manner and amounts provided in Treasury Regulation Sections 1.704-2(f), 1.704-2(g)(2) and 1.704-2(j)(2)(i), or any successor provision. For purposes of this
Section 5.1(e), each Partner's Adjusted Capital Account balance shall be determined, and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 5.1 with respect to such taxable period (other than an allocation pursuant to Sections 5.1(e)(v) and 5.1 (e)(vi)).
This Section 5.1(e)(i) is intended to comply with the Partnership Minimum Gain chargeback requirement in Treasury Regulation
Section 1.704-2(f) and shall be interpreted consistently therewith.
     (ii) Chargeback of Minimum Gain Attributable to Partner Nonrecourse Debt. Notwithstanding the other provisions of this
Section 5.1 (other than 5.1(e)(i) hereof), except as provided in Treasury Regulation Section 1.704-2(i)(4), if there is a net decrease in Minimum Gain Attributable to Partner Nonrecourse Debt during any Partnership taxable period, any Partner with a share of Minimum Gain Attributable to Partner Nonrecourse Debt at the beginning of such taxable period shall be allocated items of Partnership income and gain for such period (and, if necessary, subsequent periods) in the manner and amounts provided in Treasury Regulation Sections 1.704-2(i)(4) and 1.704-2(j)(2)(ii), or any successor provisions. For purposes of this
Section 5.1(e), each Partner's Adjusted Capital Account balance shall be determined and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 5.1(e), other than Section 5.1(e)(i) hereof and other than an allocation pursuant to Sections 5.1(e)(v) and 5.1(e)(vi), with respect to such taxable period. This Section 5.1(e)(ii) is intended to comply with the chargeback of items of income and gain required in Treasury Regulation Section 1.704-2(i)(4) and shall be interpreted consistently therewith.
     (iii) Qualified Income Offset. In the event any Partner unexpectedly receives adjustments, allocations or distributions described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5), or 1.704-1(b)(2)(ii)(d)(6), items of
Partnership income and gain shall be specifically allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Treasury regulations promulgated under Section 704(b) of the Code, the deficit balance, if any, in its Adjusted Capital Account created by such adjustments, allocations or distributions as quickly as possible unless such deficit balance is otherwise eliminated pursuant to
Section 5.1(e)(i) or 5.1(e)(ii) hereof.
    (iv) Gross Income Allocations. In the event any Partner has a deficit balance in its Adjusted Capital Account at the end of any Partnership taxable period that is in excess of the sum of (A) the amount such Partner is obligated to restore and (B) the amount such Partner is deemed to be obligated to restore pursuant to Treasury Regulation Sections 1.704-2(g)(1) and 1.704-2 (i) (5), such Partner shall be specially allocated items of Partnership gross income and gain in the amount of such excess as quickly as possible; provided, that an allocation pursuant to this Section 5.1(e)(iv) shall be made only if and to the extent that such Partner would have a deficit balance in its Adjusted Capital Account after all other allocations provided in this
Section 5.1 have been tentatively made as if this Section 5.1(e)(iv) was not in the Agreement.
     (v) Nonrecourse Deductions. Nonrecourse Deductions for any taxable period shall be allocated to the Partners in accordance with their respective Percentage Interests. If the Managing General Partner determines in its good faith discretion that the Partnership's Nonrecourse Deductions must be allocated in a different ratio to satisfy the safe harbor requirements of the Treasury regulations promulgated under Section 704(b) of the Code, the Managing General Partner is authorized, upon notice to the Limited Partners, to revise the prescribed ratio to the numerically closest ratio which does satisfy such requirements.
     (vi) Partner Nonrecourse Deductions. Partner Nonrecourse Deductions for any taxable period shall be allocated 100% to the Partner that bears the Economic Risk of Loss for such Partnership Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulation Section 1.704-2(i). If more than one Partner bears the Economic Risk of Loss with respect to a Partner Nonrecourse Debt, such Partner Nonrecourse Deductions attributable thereto shall be allocated between or among such Partners in accordance with the ratios in which they share such Economic Risk of Loss.
     5.2 Allocations for Tax Purposes. (a) Except as otherwise provided herein, for federal income tax purposes, each item of income, gain, loss and deduction which is recognized by the Partnership, for federal income tax purposes, shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss or deduction is allocated pursuant to Section 5.1 hereof.
     (b) In an attempt to eliminate Book-Tax Disparities attributable to a Contributed Property or Adjusted Property, each item of income, gain, loss, depreciation, depletion and cost recovery deduction which is recognized by the Partnership, for federal income tax purposes, shall be allocated for federal income tax purposes among the Partners as follows:
     (i) (A) In the case of a Contributed Property, such items attributable thereto shall be allocated among the Partners in the manner provided under Section 704(c) of the Code that takes into account the variation between the Agreed Value of such property and its adjusted basis at the time of contribution; and (B) except as otherwise provided in Section 5.2(b)(iii) hereof, any item of Residual Gain or Residual Loss attributable to a Contributed Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 5.1 hereof.
     (ii) (A) In the case of an Adjusted Property, such items shall (1) first, be allocated among the Partners in a manner consistent with the principles of Section 7.04(c) of the Code to take into account the Unrealized Gain or Unrealized Loss attributable to such property and the allocations thereof pursuant to Section 4.4(d)(i) or (ii) hereof, and
(2) second, in the event such property was originally a Contributed Property, be allocated among the Partners in a manner consistent with
Section 5.2(b)(i)(A) hereof; and (B) except as otherwise provided in
Section 5.2(b)(iii) hereof, any item of Residual Gain or Residual Loss attributable to an Adjusted Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 5.1 hereof.
     (iii) Any items of income, gain, loss or deduction otherwise allocable under Section 5.2(b)(i)(B) or 5.2(b)(ii)(B) hereof shall be subject to allocation by the Managing General Partner in a manner designed to eliminate, to the maximum extent possible, Book-Tax Disparities in a Contributed Property or Adjusted Property otherwise resulting from the application of the "ceiling" limitation (under
Section 704(c) of the Code or Section 704(c) principles) to the allocations provided under Section 5.2(b)(i)(A) or 5.2(b)(ii)(A) hereof.
     (c) For the proper administration of the Partnership and for the preservation of uniformity of the Units (or any class or classes thereof), the Managing General Partner shall have the sole discretion to
(i) adopt such conventions as it deems appropriate in determining the amount of depreciation, amortization and cost recovery deductions;
(ii) make special allocations for federal income tax purposes of income (including gross income) or deductions; and (iii) amend the provisions of this Agreement as appropriate (x) to reflect the proposal or promulgation of Treasury regulations under Section 704(b) of the Code or
(y) otherwise to preserve or achieve uniformity of the Units (or any class or classes thereof). The Managing General Partner may adopt such conventions, make such allocations and make such amendments to this Agreement as provided in this Section 5.2(c) only if such conventions, allocations or amendments would not have a material adverse effect on the Partners, the holders of any class or classes of Units issued and outstanding or the Partnership, and if such allocations are consistent with the principles of Section 704 of the Code.
     (d) The Managing General Partner in its sole discretion may determine to depreciate the portion of an adjustment under
Section 743(b) of the Code attributable to unrealized appreciation in any Adjusted Property (to the extent of the unamortized Book-Tax Disparity) using a predetermined rate derived from the depreciation method and useful life applied to the Partnership's common basis of such property, despite the inconsistency of such approach with Proposed Treasury Regulation Section 1.168-2(n), Treasury Regulation
Section 1.167(c)-1(a)(6) or the legislative history of Section 197 of the Code. If the Managing General Partner later determines that such reporting position cannot reasonably be taken, the Managing General Partner may adopt a depreciation convention under which all purchasers acquiring Units in the same month would receive depreciation based upon the same applicable rate as if they had purchased a direct interest in the Partnership's property. If the Managing General Partner chooses not to utilize such aggregate method, the Managing General Partner may use any other reasonable depreciation convention to preserve the uniformity of the intrinsic tax characteristics of any Units that would not have a material adverse effect on the Limited Partners or the Record Holders of any class or classes of Units.
     (e) Any gain allocated to the Partners upon the sale or other taxable disposition of any Partnership asset shall, to the extent possible, after taking into account other required allocations of gain pursuant to this Section 5.2, be characterized as Recapture Income in the same proportions and to the same extent as such Partners have been allocated any deductions directly or indirectly giving rise to the treatment of such gains as Recapture Income.
     (f) All items of income, gain, loss, deduction and credit recognized by the Partnership for federal income tax purposes and allocated to the Partners in accordance with the provisions hereof shall be determined without regard to any election under Section 754 of the Code which may be made by the Partnership, provided, however, that such allocations once made, shall be adjusted as necessary or appropriate to take into account those adjustments permitted or required by
Sections 734 and 743 of the Code.
     (g) Each item of Partnership income, gain, loss and deduction attributable to a transferred Partnership Interest of the General Partners or to transferred Units shall, for federal income tax purposes, be determined on an annual basis and prorated on a monthly basis and shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of each month; provided, however, that gain or loss on a sale or other disposition of any assets of the Partnership other than in the ordinary course of business shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of the month in which such gain or loss is recognized for federal income tax purposes. The Managing General Partner may revise, alter or otherwise modify such methods of allocation as it determines necessary, to the extent permitted or required by Section 706 of the Code and the regulations or rulings promulgated thereunder.
     (h) Allocations that would otherwise be made to a Limited Partner under the provisions of this Article V shall instead be made to the beneficial owner of Units held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with Section 6031(c) of the Code or any other method acceptable to the Managing General Partner in its sole discretion.
     5.3 Requirement and Characterization of Distributions. Within 60 days following the end of each calendar quarter an amount equal to 100% of Available Cash with respect to such quarter shall be distributed in accordance with this Article V by the Partnership to the Partners, as of the Record Date selected by the Managing General Partner in its reasonable discretion, unless such distribution shall be prohibited by a Certificate of Designations, a loan agreement or other instrument then in effect to which the Partnership is a party or by which its properties are bound, or unless a Certificate of Designation requires a different distribution. The Managing General Partner shall have the right to determine in its sole discretion the amount of Available Cash for each quarter except to the extent it is established that such determination is contrary to any express requirement of this Agreement.
     5.4 Distributions. Available Cash with respect to a calendar quarter shall be distributed 98% to Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units outstanding, 1.9% to the Managing General Partner and 0.1% to the Special General Partner, unless such distribution shall be prohibited by a Certificate of Designations, a loan agreement or other instrument then in effect to which the Partnership is a party or by which properties are bound, or unless a Certificate of Designation requires a different distribution.
     5.5  [intentionally blank]
     5.6 Distributions of Proceeds from Capital Transactions. (a) Proceeds from Capital Transactions which the Managing General Partner determines to distribute shall be subject to the preferential distributions in any Certificates of Designation distributed, first as provided in Section 5.6(b) hereof and second 98% to the Limited Partners holding Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, 1.9% to the Managing General Partner and 0.1% to the Special General Partner.
      (b) If one or more Capital Transactions shall occur in any taxable year, then before any distribution is made pursuant to
Section 5.6(a) hereof (except as otherwise provided below in this
Section 5.6(b)) the Managing General Partner shall be required to make a distribution of Proceeds from Capital Transactions on or before the April 1st next following the end of the taxable year in which such Capital Transactions occur in accordance with the following procedure:
     (i) The Managing General Partner shall determine the net capital gain and net ordinary income recognized by the Partnership (without taking account of any Code Section 743 adjustments) for federal income tax purposes from all Capital Transactions during such year, and shall then determine the portion of such net capital gain and net ordinary income allocable to any then outstanding Common Units.
     (ii) The Managing General Partner shall then cause the Partnership (except as provided in paragraph (iii) immediately below) to distribute cash to the Partners, in accordance with the provisions of this
Section 5.6(b) until an amount has been distributed pursuant hereto with respect to every Common Unit outstanding on the Record Date established by the Managing General Partner with respect to such distribution equal to 125% of the federal income tax liability that would be due with respect to the "net capital gain" and "net ordinary income" attributed to any outstanding Common Unit on the Record Date (assuming for such purpose that the maximum marginal federal income tax rates for individuals, relating to either long-term capital gain or ordinary income, whichever the case may be, would apply at the time of such recognition without regard to any elimination of the benefit of lower rates, any surtaxes or any alternative minimum taxes.
     (iii) No distribution of Proceeds from Capital Transactions shall be required by this Section 5.6(c) with respect to any tax year if the amount or value otherwise distributable for such taxable year under this
Section 5.6(c) does not exceed $.10 per Common Unit, or if such distribution shall be prohibited by a Certificate of Designations, a loan agreement or other instrument then in effect to which the Partnership is a party or by which its properties are bound.
     5.7 Distributions Upon Liquidation. In the event of the liquidation of the Partnership, distribution of the assets of the Partnership shall be in accordance with Section 14.3 hereof, subject to the terms of any applicable Certificates of Designations.
     5.8 Other Capital Distributions. Subject to the Certificates of Designations, distributions of equity securities of the Partnership or securities in respect of a liquidation of the Partnership, including without limitation, distributions of Common Units, distributions of interests in the Partnership other than Common Units, distributions of rights or warrants entitling the holders thereof to subscribe for the Common Units or any securities entitling the holders thereof to convert such securities into, or exchange such securities for, Common Units, or distributions of rights or warrants to purchase debt securities or assets of the Partnership, if distributed by the Partnership, shall be distributed 98% to holders of Common Units, in the proportion that the respective number of Common Units held by them bears to the total number of Common Units, and 1.9% to the Managing General Partner and 0.1% to the Special General Partner.
                             ARTICLE VI
                Management and Operation of Business
     6.1 Management. (a) The Managing General Partner shall conduct, direct and exercise full control over all activities of the Partnership. Except as otherwise expressly provided in this Agreement, all management powers over the business and affairs of the Partnership shall be exclusively vested in the Managing General Partner, and neither Limited Partners nor (except as expressly set forth herein) the Special General Partner shall have any right of control or management power over the business and affairs of the Partnership. In addition to the powers now or hereafter granted a general partner of a limited partnership under applicable law or which are granted to the Managing General Partner under any other provision of this Agreement, the Managing General Partner, subject to Section 6.3 hereof, shall have full power and authority to do all things deemed necessary or desirable by it to conduct the business of the Partnership, to exercise all powers set forth in Section 3.2 hereof and to effectuate the purposes set forth in
Section 3.1 hereof including, without limitation, (i) the making of any expenditures, the borrowing of money, the guaranteeing of indebtedness and other liabilities, the issuance of evidences of indebtedness and the incurring of any obligations it deems necessary for the conduct of the activities of the Partnership; (ii) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental or other agencies having jurisdiction over the business or assets of the Partnership; (iii) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any assets of the Partnership or the merger or other combination of the Partnership with or into another entity (all of the foregoing subject to any prior approval which may be required by Section 6.3 hereof); (iv) the use of the assets of the Partnership (including, without limitation, cash on hand) for any purpose consistent with the terms of this Agreement and on any terms it sees fit, including, without limitation, the financing of the conduct of the operations of the Partnership or any of its Subsidiaries, the lending of funds to other persons (including its Subsidiaries) and the repayment of obligations of the Partnership and its Subsidiaries and the making of capital contributions to its Subsidiaries; (v) the negotiation and execution on any terms deemed desirable in its sole discretion and the performance of any contracts, conveyances or other instruments that it considers useful or necessary to the conduct of the Partnership operations or the implementation of its powers under this Agreement;
(vi) the distribution of Partnership cash or other Partnership assets;
(vii) the selection and dismissal of employees and agents (including, without limitation, employees having titles such as "president", "vice president", "secretary" and "treasurer") and agents, outside attorneys, accountants, consultants and contractors and the determination of their compensation and other terms of employment or hiring; (viii) the maintenance of such insurance for the benefit of the Partnership and the Partners as it deems necessary or appropriate; (ix) the formation of, or acquisition of an interest in, and the contribution of property to, any further limited or general partnerships, joint ventures or other relationships that it deems desirable (including, without limitation, the acquisition of interests in, and the contributions of property to its Subsidiaries from time to time); (x) the control of any matters affecting the rights and obligations of the Partnership, including the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation; (xi) the lending or borrowing of money, the assumption or guarantee of, or other contracting for, indebtedness and other liabilities, the issuance of evidences of indebtedness and the securing of same by mortgage, deed of trust or other lien or encumbrance, the bringing and defending of actions at law or in equity and the indemnification of any Person against liabilities and contingencies to the extent permitted by law; (xii) the entering into listing agreements with the New York Stock Exchange and any other securities exchange and delisting some or all of the Units from, or requesting that trading be suspended on, any such exchange (subject to any prior approval which may be required under Section 1.6 hereof);
(xiii) the undertaking of any action in connection with the Partnership's investment in its Subsidiaries (including, without limitation, the contribution or loan by the Partnership to its Subsidiaries of funds); (xiv) the undertaking of any action in connection with the Partnership's direct or indirect investment in its Subsidiaries; and (xv) determine the fair market value of any Partnership property distributed in kind using such reasonable method of valuation as it may adopt.
     (b) The Special General Partner shall have power and authority coextensive with that of the Managing General Partner to represent the Partnership in dealings with third parties (for the purposes of this
Section 6.1, "third parties" shall be deemed to be persons other than the Partners and the Assignees thereof), and accordingly may bind the Partnership. However, in the absence of notice given to the Partnership by either of the Managing General Partner or the Special General Partner to the contrary, the Special General Partner's power and authority to manage the Partnership shall be presumed to have been delegated to the Managing General Partner. In the absence of such delegation of the Special General Partner's power and authority, the Special General Partner shall have voting power in all matters of management of the Partnership proportionate with its general partner Partnership Interest.
     (c) Each of the Partners and each other Person who may acquire an interest in Units hereby approves, ratifies and confirms the execution, delivery and performance by the parties thereto of the Deposit Agreement, the Underwriting Agreement, and the other agreements described in the Registration Statement, and agrees that the Managing General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions and such other agreements described in the Registration Statement on behalf of the Partnership without any further act, approval or vote of the Partners or the other Persons who may acquire an interest in Units, notwithstanding any other provisions of this Agreement, the Delaware Act or any applicable law, rule or regulation. None of the execution, delivery or performance by the Managing General Partner, the Partnership or any Affiliate of any of them of any agreement authorized or permitted under this Agreement shall constitute a breach by the Managing General Partner of any duty that the Managing General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.
     (d) If the Managing General Partner determines such action to be necessary or appropriate in connection with the proposed qualification or formation and operation of the Partnership in any state other than the State of Delaware in which the Partnership is transacting or may transact business, the Managing General Partner may cause the Partnership to form one or more operating partnerships pursuant to and in conformity with the laws of such jurisdiction or jurisdictions as the Managing General Partner may determine ("Operating Partnership"). An Operating Partnership may have conveyed to it and may acquire, hold, operate and dispose of all or part of the Partnership assets located in a state. Each Operating Partnership shall be composed of the Managing General Partner as managing general partner thereof, having a 1.9% interest in the Operating Partnership, the Special General Partner as special general partner thereof, have a 0.1% general partner interest in the Operating Partnership, which shall in turn reduce the interests of the Managing General Partner and the Special General Partner in the Partnership so that the economic interest of the Managing General Partner as managing general partner and the Special General Partner as special general partner in the Partnership and the Operating Partnership or Operating Partnerships remains 1.9% and 0.1%, respectively, and the Partnership as the sole limited partner thereof having a 98% interest in the Operating Partnership. Each Operating Partnership shall be formed pursuant to an agreement of limited partnership in substantially the form of this Agreement, provided that the Operating Partnership agreement may contain (i) a provision providing for a name of the Operating Partnership different from the name of the Partnership,
(ii) such provisions as the Managing General Partner determines are reasonable and necessary or appropriate to comply with the laws of the jurisdiction in which the Operating Partnership is being formed or to reflect the manner in which the Operating Partnership will be or is required to conduct the activities of the Operating Partnership with respect to the properties located in a state, (iii) such provisions as the Managing General Partner would be permitted to adopt as amendments to this Agreement (provided that the Managing General Partner complies with any applicable requirements of such sections) and (iv) any other provision that the Managing General Partner has determined is necessary or appropriate and is fair and reasonable to all parties concerned. The Managing General Partner is hereby authorized on behalf of the Partnership to execute the agreement of limited partnership of each Operating Partnership and any other certificates, instruments and documents necessary to form the Operating Partnership, and the Partners hereby approve, ratify and confirm the execution, delivery and performance thereof.
     (e) At all times from and after the date hereof, the Managing General Partner shall cause the Partnership and any Operating Partnership to obtain and maintain to the extent available on a commercially reasonable basis (i) casualty and liability insurance on the properties of the Partnership and (ii) liability insurance for the General Partners and the Indemnitees hereunder.
     (f) At all times from and after the date hereof, the Managing General Partner shall cause the Partnership to maintain working capital reserves in such amounts as the Managing General Partner deems appropriate and reasonable from time to time.
     6.2 Certificate of Limited Partnership. The Managing General Partner has filed the Certificate of Limited Partnership with the Secretary of State of the State of Delaware as required by the Delaware Act and shall use all reasonable efforts to cause to be filed such other certificates or documents as may be reasonable and necessary or appropriate for the formation, continuation, qualification and operation of a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware or any other state in which the Partnership may elect to do business or own property. To the extent that such action is determined by the Managing General Partner to be reasonable and necessary or appropriate, the Managing General Partner shall file amendments to and restatements of the Certificate of Limited Partnership and do all the things to maintain the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) under the laws of the State of Delaware or any other state in which the Partnership may elect to do business or own property. Subject to the terms of Section 7.5(a) hereof, the Managing General Partner shall not be required, before or after filing, to deliver or mail a copy of the Certificate of Limited Partnership or any amendment thereto to any Limited Partner.
     6.3 Restrictions on the General Partners' Authority. (a) No General Partner may, without the written approval of the specific act by all of the Limited Partners or by other written instrument executed and delivered by all of the Limited Partners subsequent to the date of this Agreement, take any action in contravention of this Agreement, including, without limitation, (i) take any act that would make it impossible to carry on the ordinary business of the Partnership, except as otherwise provided in this Agreement, (ii) possess Partnership property, or assign any rights in specific Partnership property, for other than a Partnership purpose; (iii) admit a person as a Partner, except as otherwise provided in this Agreement; (iv) amend this Agreement in any manner, except as otherwise provided in this Agreement; or (v) transfer its interest as a General Partner of the Partnership, except as otherwise provided in this Agreement.
     (b) Except as provided in Article XIV hereof, no General Partner may sell, exchange or otherwise dispose of all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination with any other Person) without the approval of the holders of at least a majority of the Outstanding Units, voting together as a single class unless the holders of a particular class or series of Outstanding Partnership Securities have the right to approve such transaction or series of transactions pursuant to the Certificate of Designations creating such Partnership Securities; provided, however, that this provision shall not preclude or limit the mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the Partnership's assets (unless otherwise prohibited in a Certificate of Designations) and shall not apply to any forced sale of any or all of the Partnership's assets pursuant to the foreclosure of, or other realization upon, any such encumbrance.
     (c) Unless approved by the affirmative vote of the holders of at least a majority of the Outstanding Units, no General Partner shall take any action or refuse to take any reasonable action the effect of which, if taken or not taken, as the case may be, would cause the Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes.
     (d) At all times while serving as a general partner of the Partnership, the General Partners will not make any dividend or distribution on, or repurchase any stock or take any other action if the effect of such dividend or distribution, repurchase or other action would be to reduce its net worth below an amount necessary to receive an Opinion of Counsel that the Partnership will be treated as a partnership for federal income tax purposes.
     6.4 Reimbursement of the General Partners. (a) Except as provided in this Section 6.4 and elsewhere in this Agreement, none of the General Partners shall be compensated for its services as a general partner of the Partnership.
     (b) The General Partners shall be reimbursed on a monthly basis, or such other basis as the Managing General Partner may determine in its sole discretion, for (i) all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including amounts paid to any Person to perform services to or for the Partnership) and
(ii) except as provided in (d) below, that portion of the General Partners' or their Affiliates' legal, accounting, investor communications, utilities, telephone, secretarial, travel, entertainment, bookkeeping, reporting, data processing, office rent and other office expenses (including overhead charges), salaries, fees and other compensation and benefit expenses of employees, officers and directors, other administrative or overhead expenses and all other expenses, in each such case, necessary or appropriate to the conduct of the Partnership's business and allocable to the Partnership or otherwise incurred by the General Partners in connection with operating the Partnership's business (including, without limitation, expenses allocated to the General Partners by their Affiliates). The Managing General Partner shall determine the fees and expenses that are allocable to the Partnership in any reasonable manner determined by the Managing General Partner in its sole discretion. Such reimbursement shall be in addition to any reimbursement to the General Partners as a result of indemnification pursuant to Section 6.7 hereof.
  (c) The Managing General Partner in its sole discretion and without the approval of the Limited Partners may propose and adopt on behalf of the Partnership, employee benefit plans (including, without limitation, plans involving the issuance of Units), for the benefit of employees of the General Partners, the Partnership, its Subsidiaries or any Affiliate of any of them in respect of services performed, directly or indirectly, for the benefit of the Partnership or any of its Subsidiaries.
     (d) The Managing General Partner shall not be reimbursed for any salaries, fees and other compensation and benefit expenses of employees, officers and directors of the Managing General Partner which are paid to individuals who also serve as a director of the Managing General Partner or who are shareholders of the Managing General Partner to the extent that such payments are made pursuant to an employment agreement. The reimbursement to the Managing General Partner pursuant to the terms of 6.4(b) for any compensation or benefits paid, directly or indirectly, to its shareholders or directors in their capacity as such, shall be limited to the amount of reasonable directors' fees and expenses and costs of directors' and officers' liability insurance.
     6.5 Outside Activities. (a) No General Partner shall, for so long as it is a general partner of the Partnership, enter into or conduct any business or incur any debts or liabilities which adversely affect or are in direct competition with the Partnership.
     (b) Except as described in the Registration Statement or as provided in Section 6.5(a) hereof, no Indemnitee shall be expressly or implicitly restricted or proscribed pursuant to this Agreement or the partnership relationship established hereby from engaging in other activities for profit, whether in the businesses engaged in by the Partnership or anticipated to be engaged in by the Partnership or otherwise, including, without limitation, those businesses described in or contemplated by the Registration Statement. None of the Partnership, any Limited Partner or any other Person shall have any rights by virtue of this Agreement or the partnership relationship established hereby or thereby in any business ventures of any Indemnitee, and, except as set forth in the Registration Statement, such Indemnitees shall have no obligation to offer any interest in any such business ventures to the Partnership, any Limited Partner or any such other Person. The General Partners and any other Persons affiliated with the General Partners may acquire Units or Partnership Securities and shall be entitled to exercise all rights of an Assignee or Limited Partner, as applicable, relating to such Units or Partnership Securities, as the case may be.
     6.6 Contracts with Affiliates. (a) The Partnership may lend or contribute to its Subsidiaries, and its Subsidiaries may borrow funds, on terms and conditions established in the sole discretion of the Managing General Partner. The foregoing authority shall be exercised by the Managing General Partner in its reasonable discretion and shall not create any right or benefit in favor of any Subsidiary or any other Person. The Partnership may not lend funds to the General Partners or any of their Affiliates.
     (b) Each General Partner may itself, or may enter into an agreement with any of its Affiliates to, render services to the Partnership. Any services rendered to the Partnership by a General Partner or any Affiliate thereof shall be on terms that are fair and reasonable to the Partnership. The provisions of Section 6.4 hereof shall apply to the rendering of services described in this
Section 6.6(b).
     (c) The Partnership may transfer assets to joint ventures, other partnerships, corporations or other business entities in which it is or thereby becomes a participant upon such terms and subject to such conditions consistent with this Agreement and applicable law.
     (d) Neither a General Partner nor any Affiliate thereof shall sell, transfer or convey any property to, or purchase any property from, the Partnership, directly or indirectly, except pursuant to transactions that are fair and reasonable to the Partnership; provided, however, that the requirements of this Section 6.6(d) shall be deemed to be satisfied as to any transactions described in or contemplated by the Registration Statement and the Consent Solicitation Statement.
     6.7 Indemnification. (a) To the fullest extent permitted by law but subject to the limitations expressly provided in this Agreement, each Indemnitee shall be indemnified and held harmless by the Partnership from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as (x) a General Partner, a departing General Partner or any of their Affiliates, (y) an officer, director, employee, partner, agent or trustee of a General Partner, any departing General Partner or any of their Affiliates or (z) a Person serving at the request of the Partnership in another entity in a similar capacity, provided that in each case the Indemnitee acted in good faith and in the manner which such Indemnitee believed to be in, or not opposed to, the best interests of the Partnership and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contender, or its equivalent, shall not, of itself, create a presumption that the Indemnitee acted in a manner contrary to that specified above. Any indemnification pursuant to this Section 6.7 shall be made only out of the assets of the Partnership.
     (b) To the fullest extent permitted by law, expenses (including legal fees and expenses) incurred by an Indemnitee in defending any claim, demand, action, suit or proceeding shall, from time to time, be advanced by the Partnership prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by the Partnership of an undertaking by or on behalf of the Indemnitee to repay such amount if it shall be determined that the Indemnitee is not entitled to be indemnified as authorized in this Section 6.7.
     (c) The indemnification provided by this Section 6.7 shall be in addition to any other rights to which an Indemnitee may be entitled under any agreement, pursuant to any vote of the Partners, as a matter of law or otherwise, and shall continue as to an Indemnitee who has ceased to serve in such capacity.
     (d) The Partnership may purchase and maintain insurance, on behalf of a General Partner and such other Persons as the Managing General Partner shall determine, against any liability that may be asserted against or expense that may be incurred by such Person in connection with the Partnership's activities, regardless of whether the Partnership would have the power to indemnify such Person against such liability under the provisions of this Agreement.
     (e) For purposes of this Section 6.7, the Partnership shall be deemed to have requested an Indemnitee to serve as fiduciary of an employee benefit plan whenever the performance by it of its duties to the Partnership also imposes duties on, or otherwise involves services by, it to the plan or participants or beneficiaries of the plan; excise taxes assessed on an Indemnitee with respect to an employee benefit plan pursuant to applicable law shall constitute "fines" within the meaning of Section 6.7(a); and action taken or omitted by it with respect to an employee benefit plan in the performance of its duties for a purpose reasonably believed by it to be in the interest of the participants, and beneficiaries of the plan shall be deemed to be for a purpose which is in, or not opposed to, the best interests of the Partnership.
     (f) In no event may an Indemnitee subject the Limited Partners to personal liability by reason of the indemnification provisions set forth in this Agreement.
     (g) An Indemnitee shall not be denied indemnification in whole or in part under this Section 6.7 because the Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction were otherwise permitted by the terms of this Agreement.
     (h) The provisions of this Section 6.7 are for the benefit of the Indemnitees, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons.
     (i) No amendment, modification or repeal of this Section 6.7 or any provision hereof shall in any manner terminate, reduce or impair the right of any past, present or future Indemnitee to be indemnified by the Partnership, nor the obligation of the Partnership to indemnify any such Indemnitee under and in accordance with the provisions of this
Section 6.7 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.
     6.8 Liability of Indemnitees. (a) Notwithstanding anything to the contrary set forth in this Agreement or as otherwise prohibited by law, no Indemnitee shall be liable for monetary damages to the Partnership, Limited Partners or to any Persons who have acquired interests in the Units for losses sustained or liabilities incurred as a result of errors of judgment or of any act or omission if such Indemnitee acted in good faith and in the manner which such Indemnitee believed to be in, or not opposed to, the best interests of the Partnership.
      (b) Subject to its obligations and duties as Managing General Partner set forth in Section 6.1(a) hereof, the Managing General Partner may exercise any of the powers granted to it by this Agreement and perform any of the duties imposed upon it hereunder either directly or by or through its agents and the Managing General Partner shall not be responsible for any misconduct or negligence on the part of any such agent appointed by it in good faith.
      (c) Any amendment, modification or repeal of this Section 6.8 or any provision hereof shall be prospective only and shall not in any way affect the limitations or the liability to the Partnership and the Limited Partners of a General Partner, its directors, officers, partners and employees under this Section 6.8 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.
     6.9 Resolution of Conflicts of Interest. (a) Unless otherwise expressly provided in this Agreement, whenever a potential conflict of interest exists or arises between a General Partner or any Affiliate thereof, on the one hand, and the Partnership, any Subsidiary or any Partner, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all Partners, and shall not constitute a breach of this Agreement, of any agreement contemplated herein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of this Agreement is deemed to be, fair and reasonable to the Partnership. The Managing General Partner shall be authorized but not required in connection with its resolution of such conflict of interest to seek Special Approval of a resolution of such conflict or course of action. Any conflict of interest and any resolution of such conflict of interest shall be deemed fair and reasonable to the Partnership upon Special Approval of such conflict of interest or resolution. The Managing General Partner may also adopt a resolution or course of action that has not received Special Approval. Any such resolution or course of action in respect of any conflict of interest shall not constitute a breach of this Agreement, of any other agreement contemplated herein, or of any duty stated or implied by law or equity, if such resolution or course of action is fair and reasonable to the Partnership. The Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) shall be authorized in connection with its resolution of any conflict of interest to consider (i) the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest; (ii) any customary or accepted industry practices; (iii) any applicable generally accepted accounting practices or principles; and (iv) such additional factors as the Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances. Nothing contained in this Agreement, however, is intended to nor shall it be construed to require the Managing General Partner (including the Conflicts and Audit Committee in connection with Special Approval) to consider the interests of any Person other than the Partnership and the Limited Partners as a group. So long as the Managing General Partner acted in good faith and in a manner that it believed to be in, or not opposed to, the best interests of the Partnership and had no reasonable grounds to believe its conduct was unlawful, the resolution, action or terms so made, taken or provided by the Managing General Partner with respect to such matter shall not constitute a breach of this Agreement or any other agreement contemplated herein or a breach of any standard of care or duty imposed herein or therein or under the Delaware Act or any other law, rule or regulation.
     (b) Whenever this Agreement or any other agreement contemplated hereby provides that the Managing General Partner or any of its Affiliates is permitted or required to make a decision (i) in its "discretion" or under a grant of similar authority or latitude, the Managing General Partner or such Affiliate shall be entitled to consider only such interests and factors as it desires and shall have no duty or obligation to give any consideration to any interest of or factors affecting, the Partnership or any Limited Partner, or (ii) in "good faith" or under another express standard, the Managing General Partner or such Affiliate shall act under such express standard and shall not be subject to any other or different standards imposed by this Agreement or any other agreement contemplated hereby.
     (c) Whenever a particular transaction, arrangement or resolution of a conflict of interest is required under this Agreement to be "fair and reasonable" to any Person, the fair and reasonable nature of such transaction, arrangement or resolution shall be considered in the context of all similar or related transactions.
     6.10 Other Matters Concerning General Partners. (a) A General Partner may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture, or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties.
     (b) A General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisers selected in good faith by it, and any act taken or omitted to be taken in reliance upon the opinion (including an Opinion of Counsel) of such Persons as to matters which such General Partner reasonably believes to be within such Person's professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.
     (c) A General Partner shall have the right, in respect of any of its powers or obligations hereunder, to act through any of its duly authorized officers and a duly appointed attorney or attorneys-in-fact. Each such attorney shall, to the extent provided by such General Partner in the power of attorney, have full power and authority to do and perform all and every act and duty which is permitted or required to be done by such General Partner hereunder.
     (d) A General Partner shall have the right, but not the obligation, to make loans to the Partnership; provided, that in no event shall such loans be on terms and conditions less favorable than those that the Partnership could obtain from unaffiliated third parties or banks for the same purpose.
     6.11 Title to Partnership Assets. Title to Partnership assets, whether real, personal or mixed and whether tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner, individually or collectively, shall have any ownership interest in such Partnership assets or any portion thereof. Title to any or all of the Partnership assets may be held in the name of the Partnership, the Managing General Partner or one or more nominees, as the Managing General Partner may determine, including Affiliates of the Managing General Partner. The Managing General Partner hereby declares and warrants that any Partnership assets for which legal title is held in the name of the Managing General Partner or any nominee or Affiliate of the Managing General Partner shall be held by the Managing General Partner for the use and benefit of the Partnership in accordance with the provisions of this Agreement; provided, however, that the Managing General Partner shall use its best efforts to cause beneficial and record title to such assets to be vested in the Partnership as soon as reasonably practicable. All Partnership assets shall be recorded as the property of the Partnership in its books and records, irrespective of the name in which legal title to such Partnership assets is held.
     6.12 Reliance by Third Parties. Notwithstanding anything to the contrary in this Agreement, any Person dealing with the Partnership shall be entitled to assume that the Managing General Partner has full power and authority to encumber, sell or otherwise use in any manner any and all assets of the Partnership and to enter into any contracts on behalf of the Partnership, and such Person shall be entitled to deal with the Managing General Partner as if it were the Partnership's sole party in interest, both legally and beneficially. The Special General Partner, each Limited Partner and each Assignee hereby waives any and all defenses or other remedies which may be available against such Person to contest, negate or disaffirm any action of the Managing General Partner in connection with any such dealing. In no event shall any Person dealing with the Managing General Partner or its representatives be obligated to ascertain that the terms of this Agreement have been complied with or to inquire into the necessity or expedience of any act or action of the Managing General Partner or its representatives. Each and every certificate, document or other instrument executed on behalf of the Partnership by the Managing General Partner or its representatives shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (a) at the time of the execution and delivery of such certificate, document or instrument, this Agreement was in full force and effect, (b) the Person executing and delivering such certificate, document or instrument was duly authorized and empowered to do so for and on behalf of the Partnership and (c) such certificate, document or instrument was duly executed and delivered in accordance with the terms and provisions of this Agreement and is binding upon the Partnership.
     6.13 Covenants and Representations of General Partners. (a) The General Partners hereby covenant and represent that (i) at all times while acting as general partners of the Partnership, they will collectively maintain assets (excluding any interest in, or receivables due from, the Partnership) the fair market value of which exceeds their liabilities by the amount of at least $10 million; (ii) the Partnership will be operated in accordance with applicable state partnership statutes and with this Partnership Agreement; (iii) at least ninety percent (90%) of the Partnership's gross income for each taxable year will consist of (w) income or gain derived from the exploration, development, production, processing, refining, transportation or marketing of crude oil and refined petroleum products, (x) gains from the sale of real property, (y) real property rents or (z) gains from the sale or other disposition of a capital asset held for the production of income or gain of the character described in clauses (w), (x) and (y) above; and (iv) the General Partners will act independently of the Limited Partners.
     (b) The Managing General Partner hereby covenants and agrees that it will not permit the Partnership to exercise its purchase option to acquire the Comyn pipeline (as described in the Registration Statement) unless the Partnership has first received an opinion from a nationally recognized investment banking firm which is independent of the General Partners to the effect that the exercise of the option is fair from a financial point of view to the holders of the Units in their capacity as such.
                             ARTICLE VII
             Rights and Obligations of Limited Partners
     7.1 Limitation of Liability. The Limited Partners shall have no liability under this Agreement except as expressly provided in this Agreement or the Delaware Act.
     7.2 Management of Business. No Limited Partner or Assignee (in his capacity as such) shall take part in the operation, management or control (within the meaning of the Delaware Act) of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership. The transaction of any such business by a General Partner, any Affiliate thereof or any officer, director, employee, partner, agent or trustee of such General Partner or any Affiliate thereof, in its capacity as such, shall not affect, impair or eliminate the limitations on the liability of the Limited Partners or Assignees under this Agreement.
    7.3 Outside Activities. Subject to the provisions of Section 6.5 hereof which shall continue to be applicable to the Persons referred to therein, regardless of whether such Persons shall also be Limited Partners or Assignees, any Limited Partner shall be entitled to and may have business interests and engage in business activities in addition to those relating to the Partnership, including business interests and activities in direct competition with the Partnership. Neither the Partnership nor any Partners shall have any rights by virtue of this Agreement in any business ventures of any Limited Partner or Assignee.
     7.4 Return of Capital. No Limited Partner shall be entitled to the withdrawal or return of his Capital Contribution, except to the extent of distributions made pursuant to this Agreement or upon termination of the Partnership as provided herein. Except to the extent provided by Article V hereof, or as set forth in a Certificate of Designations, or as otherwise expressly provided in this Agreement, no Limited Partner or Assignee shall have priority over any other Limited Partner or Assignee either as to the return of Capital Contributions or as to profits, losses or distributions.
     7.5 Rights of Limited Partners Relating to the Partnership. (a) In addition to other rights provided by this Agreement or by applicable law, and except as limited by Section 7.5(b) hereof, each Limited Partner shall have the right, for a purpose reasonably related to such Limited Partner's interest as a limited partner in the Partnership, upon reasonable demand and at such Limited Partner's own expense:
     (i) to obtain true and full information regarding the status of the business and financial condition of the Partnership;
     (ii) promptly after becoming available, to obtain a copy of the Partnership's federal, state and local income tax returns for each year,
     (iii) to have furnished to him, upon notification to the Managing General Partner, a current list of the name and last known business, residence or mailing address of each Partner,
     (iv) to have furnished to him, upon notification to the Managing General Partner, a copy of this Agreement and the Certificate of Limited Partnership and all amendments thereto, together with executed copies of all powers of attorney pursuant to which this Agreement, the Certificate of Limited Partnership and all amendments thereto have been executed;
     (v) to obtain true and full information regarding the amount of cash and a description and statement of the Agreed Value of any other Capital Contribution by each Partner and which each Partner has agreed to contribute in the future, and the date on which each became a Partner, and
     (vi) to obtain such other information regarding the affairs of the Partnership as is just and reasonable.
     (b) Notwithstanding any other provision of this Section 7.5, the Managing General Partner may keep confidential from the Limited Partners for such period of time as the Managing General Partner determines in its sole discretion to be reasonable, any information that the Managing General Partner reasonably believes to be in the nature of trade secrets or other information the disclosure of which the Managing General Partner in good faith believes is not in the best interests of the Partnership or which the Partnership is required by law or by agreements with unaffiliated third parties to maintain confidentiality.
                            ARTICLE VIII
               Books, Records, Accounting and Reports
     8.1 Records and Accounting. The Managing General Partner shall keep or cause to be kept at the principal office of the Partnership appropriate books and records with respect to the Partnership's business including, without limitation, all books and records necessary to provide to the Limited Partners any information, lists and copies of documents required to be provided pursuant to Section 7.5(a) hereof.
Any records maintained by or on behalf of the Partnership in the regular course of business, including the record of the Record Holders and Assignees of Units, Depositary Units or Partnership Securities, books of account and records of Partnership proceedings, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, micrographics or any other information storage device, provided that the records so maintained are convertible into clearly legible written form within a reasonable period of time. The books of the Partnership shall be maintained, for financial and tax reporting purposes, on an accrual basis in accordance with generally accepted accounting principles.
     8.2 Fiscal Year. The fiscal year of the Partnership shall be the calendar year.
     8.3 Reports. (a) As soon as practicable, but in no event later than 120 days after the close of each Partnership Year, the Managing General Partner shall cause to be mailed to each Record Holder of a Unit as of a date selected by the Managing General Partner in its sole discretion, an annual report containing financial statements of the Partnership for such Partnership Year, presented in accordance with generally accepted accounting principles, including a balance sheet and statements of operations, Partners' equity and changes in financial position, such statements to be audited by a nationally recognized firm of independent public accountants selected by the Managing General Partner.
     (b) As soon as practicable, but in no event later than 90 days after the close of each calendar quarter except the last calendar quarter of each year, the Managing General Partner shall cause to be mailed to each Record Holder of a Unit, as of a date selected by the Managing General Partner in its sole discretion, a report containing unaudited financial statements of the Partnership and such other information as may be required by applicable law, regulation or rule of any National Securities Exchange on which the Units are listed for trading, or as the Managing General Partner determines to be appropriate.
                             ARTICLE IX
                             Tax Matters
     9.1 Preparation of Tax Returns. The Managing General Partner shall arrange for the preparation and timely filing of all returns of Partnership income, gains, deductions, losses and other items required of the Partnership for federal and state income tax purposes and shall use all reasonable efforts to furnish, within 90 days of the close of each taxable year, the tax information reasonably required by Unitholders for federal and state income tax reporting purposes. The classification, realization and recognition of income, gains, losses and deductions and other items shall be on the accrual method of accounting for federal income tax purposes. The taxable year of the Partnership shall be the calendar year.
     9.2 Tax Elections. Except as otherwise provided herein, the Managing General Partner shall, in its sole discretion, determine whether to make any available election pursuant to the Code; provided, however, that the Managing General Partner shall make the election under
Section 754 of the Code in accordance with applicable regulations thereunder. The Managing General Partner shall have the right to seek to revoke any such election (including, without limitation, the election under Section 754 of the Code) upon the Managing General Partner's determination in its sole discretion that such revocation is in the best interests of the Limited Partners and Assignees. For purposes of computing the adjustments under Section 743(b) of the Code, the Managing General Partner shall be authorized (but not required) to adopt a convention whereby the price paid by a transferee of Units will be deemed to be the lowest quoted trading price of the Units on any National Securities Exchange on which such Units are traded during the calendar month in which such transfer is deemed to occur pursuant to
Section 5.1(d) hereof without regard to the actual price paid by such transferee.
     9.3 Tax Controversies. Subject to the provisions hereof, the Managing General Partner is designated the Tax Matters Partners (as defined in Section 6231 of the Code), and is authorized and required to represent the Partnership (at the Partnership's expense) in connection with all examinations of the Partnership's affairs by tax authorities, including resulting administrative and judicial proceedings, and to expend Partnership funds for professional services and costs associated therewith. Each Partner or Assignee agrees to cooperate with the Managing General Partner and to do or refrain from doing any or all things reasonably required by the Managing General Partner to conduct such proceedings.
     9.4 Organizational Expenses. The Partnership shall elect to deduct expenses, if any, incurred by it in organizing the Partnership ratably over a 60-month period as provided in Section 709 of the Code.
     9.5 Withholding. Notwithstanding any other provision of this Agreement, the Managing General Partner is authorized to take any action that it determines in its sole discretion to be necessary or appropriate to cause the Partnership to comply with any withholding requirements established under the Code or any other federal, state or local law including, without limitation, pursuant to Section 1441, 1442, 1445 and 1446 of the Code. To the extent that the Partnership is required to withhold and pay over to any taxing authority any amount resulting from the allocation or distribution of income to any Partner or Assignee (including by reason of Section 1446 of the Code), the amount withheld shall be treated as a distribution of cash pursuant to Section 5.3 hereof in the amount of such withholding from such Partner.
     9.6  [intentionally blank].
     9.7 Entity-Level Deficiency Collections. If the Partnership is required by applicable law to pay any federal, state or local income tax on behalf of any Partner or Assignee or any former Partner or Assignee,
(i) the Managing General Partner shall pay such tax on behalf of such Partner or Assignee or former Partner or Assignee from the funds of the Partnership; (ii) any amount so paid on behalf of any Partner or Assignee shall constitute a distribution of Available Cash to such Partner or Assignee pursuant to Section 5.3 hereof or 14.3 hereof; and
(iii) to the extent any such Partner or Assignee (but not a former Partner or Assignee) is not then entitled to such distribution under this Agreement, the Managing General Partner shall be authorized, without the approval of any Partner or Assignee, to amend this Agreement insofar as is necessary to maintain the uniformity of intrinsic tax characteristics as to each class or series of Units and to make subsequent adjustments to distributions in a manner which, in the reasonable judgment of the Managing General Partner, will make as little alteration in the priority and amount of distributions otherwise applicable under this Agreement, and will not otherwise alter the distributions to which Partners and Assignees are entitled under this Agreement. If the Partnership is permitted (but not required) by applicable law to pay any such tax on behalf of any Partner or Assignee or former Partner or Assignee, the Managing General Partner shall be authorized (but not required) to pay such tax from the funds of the Partnership and to take any action consistent with this Section 9.7. The Managing General Partner shall be authorized (but not required) to take all necessary or appropriate actions to collect all or any portion of a deficiency in the payment of any such tax which relates to prior periods which is attributable to Persons who were Limited Partners or Assignees when such deficiencies arose from such Persons.
     9.8 Opinions of Counsel. Notwithstanding any other provision of this Agreement, if the Partnership is taxable for federal income tax purposes as a corporation or an association taxable as a corporation at any time and, pursuant to the provisions hereof, an Opinion of Counsel would otherwise be required at that time to the effect that an action will not cause the Partnership to become so taxable as a corporation or to be treated as an association taxable as a corporation, such requirement for an Opinion of Counsel shall be deemed automatically waived.
                              ARTICLE X
                Certificates And Depositary Receipts
     10.1 Certificates and Depositary Receipts. (a) Upon the issuance of Units by the Partnership to a Limited Partner or any other Person, the Partnership shall issue one or more Certificates in the name of such Person evidencing the number and class, if applicable, of Units being so issued. Certificates shall be executed on behalf of the Partnership by the Managing General Partner.
    (b) The Managing General Partner (i) may cause the deposit of some or all of the Certificates in the Deposit Account pursuant to the Deposit Agreement; (ii) with respect to those Certificates deposited in the Deposit Account, shall receive Depositary Receipts registered in the name of the Person(s) to whom such Units have been issued, evidencing the same number of Depositary Units, as the case may be, as the number of Units represented by the Certificates so deposited; and (iii) shall cause the distribution of such Depositary Receipts to such Person(s).
     10.2 Registration of Transfer and Exchange. (a) The Managing General Partner shall cause to be kept on behalf of the Partnership a register (the "Unit Register") in which, subject to such reasonable regulations as it may prescribe and subject to the provisions of
Section 10.2(b) hereof, the Managing General Partner will provide for the registration of Units and the transfer of such Units. The Depositary is hereby appointed Transfer Agent and registrar for the purpose of registering Units and transfers of such Units as herein provided. The Partnership shall not recognize transfers of Certificates representing Units which have been deposited pursuant to Section 10.1(a) hereof and not withdrawn or interests therein except by transfers of Depositary Units in the manner described in this Section 10.2 and in the Deposit Agreement. Upon surrender for registration of transfer of any Depositary Units evidenced by a Depositary Receipt and, subject to the provisions of Section 10.2(b) hereof, the Managing General Partner on behalf of the Partnership will execute, and the Transfer Agent will countersign and deliver, in the name of the holder or the designated transferee or transferees, as required pursuant to the holder's instructions, one or more new Depositary Receipts evidencing the same aggregate number of Depositary Units as was evidenced by the Depositary Receipt so surrendered.
    (b) The Partnership shall not recognize any transfer of Depositary Units until the Depositary Receipts evidencing such Depositary Units are surrendered for registration of transfer and such Depositary Receipts are accompanied by a Transfer Application duly executed by the transferee (or the transferee's attorney-in-fact duly authorized in writing). No charge shall be imposed by the Partnership for such transfer, provided that, as a condition to the issuance of any new Depositary Receipt under this Section 10.2, the Managing General Partner may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed with respect thereto.
     10.3  Mutilated, Destroyed, Lost or Stolen Depositary Receipts.
(a) If any mutilated Depositary Receipt is surrendered to the Transfer Agent, the Depositary shall execute, and the Transfer Agent shall countersign and deliver in exchange therefor, a new Depositary Receipt evidencing the same number of Depositary Units, as the case may be, as the Depositary Receipt so surrendered.
     (b) If there shall be delivered to the Managing General Partner and the Transfer Agent (i) evidence (including, without limitation, proof by affidavit if requested by the Managing General Partner in form and substance satisfactory to the Managing General Partner) to their satisfaction of the destruction, loss or theft of any Depositary Receipt and (ii) such security or indemnity as may be required by them to indemnify and hold each of them and any of their agents harmless, then, in the absence of notice to the Managing General Partner or the Transfer Agent that such Depositary Receipt has been acquired by a bona fide purchaser, the Managing General Partner on behalf of the Partnership shall execute and, upon its request, the Transfer Agent shall countersign and deliver, in exchange for and in lieu of any such destroyed, lost or stolen Depositary Receipt, a new Depositary Receipt evidencing the same number of Depositary Units, as the Depositary Receipt so destroyed, lost or stolen.
     (c) As a condition to the issuance of any new Depositary Receipt under this Section 10.3, the Managing General Partner may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Transfer Agent) connected therewith.
     10.4 Registered Owner. In accordance with Section 10.2(b) hereof, the Partnership shall be entitled to recognize the Record Holder as the Limited Partner or Assignee with respect to any Units and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Units on the part of any other Person, whether or not the Partnership shall have actual or other notice thereof, except as otherwise provided by law or any applicable rule, regulation, guideline or requirement of any National Securities Exchange on which the Units are listed for trading. Without limiting the foregoing, when a Person (such as a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing) is acting as nominee, agent or in some other representative capacity for another Person in acquiring and/or holding Units, as between the Partnership on the one hand and such other Persons on the other hand, such representative Person
(a) shall be the Limited Partner or Assignee (as the case may be) of record and beneficially, (b) must execute and deliver a Transfer Application and (c) shall be bound by this Agreement and shall have the rights and obligations of a Limited Partner or Assignee (as the case may
be) hereunder and as provided for herein.
     10.5 Withdrawal of Units From and Redeposit of Units in Depositary Account. Any Units may be withdrawn from the Depositary Account by surrender of the Depositary Receipts evidencing the corresponding Depositary Units duly executed by the Record Holder thereof (or his attorney-in-fact duly authorized in writing), provided that such Record Holder is then reflected on the books and records of the Partnership as the Limited Partner in respect of the Units for which such withdrawal is requested. Upon any such withdrawal, the Managing General Partner shall cause the Partnership to issue a Certificate evidencing such Units. Any such withdrawn Units, or Units which have not previously been so deposited, may be redeposited or deposited (as the case may be) in the Deposit Account by the surrender of the Certificate evidencing such withdrawn Units or non-deposited Units to the Depositary and payment to the Depositary of such fee and upon such terms as may be required therefor pursuant to the Deposit Agreement. Upon any such redeposit or deposit, the Depositary shall issue a Depositary Receipt evidencing the same number of Units as was evidenced by the Certificate so redeposited or deposited.
     10.6 Amendment of Deposit Agreement. Subject to its fiduciary obligations, the Managing General Partner may amend or modify any provision of the Deposit Agreement in any respect it reasonably determines to be necessary or appropriate, provided, however, that the Managing General Partner shall not amend or modify the Deposit Agreement if the effect of any such amendment or modification would materially adversely affect the Limited Partners or would impair the right of Limited Partners to withdraw their Units from deposit thereunder.
                             ARTICLE XI
                        Transfer of Interests
     11.1  Transfer. (a) The term "transfer," when used in this
Article XI with respect to a Partnership Interest, shall be deemed to refer to an appropriate transaction by which a General Partner assigns its general partner Partnership Interest to another Person or by which the holder of a Unit assigns such Unit to another Person who is or becomes an Assignee and includes a sale, assignment, gift, pledge, encumbrance, hypothecation, mortgage, exchange or any other disposition by law or otherwise.
      (b) No Partnership Interest shall be transferred, in whole or in part, except in accordance with the terms and conditions set forth in this Article XI. Any transfer or purported transfer of a Partnership Interest not made in accordance with this Article XI shall be null and void.
     11.2  Transfer of a General Partner's Partnership Interest.
(a) Each of the General Partners may transfer all, but not less than all, of its general partner Partnership Interest (unless to an Affiliate, in which case less than all of such interest may be transferred) to a single transferee if, but only if, (i) the transferee agrees to assume and be bound by the rights and duties of such general partner under the provisions of this Agreement, (ii) the Partnership receives an Opinion of Counsel that such transfer would not result in the loss of limited liability of any Limited Partner or the taxation of the Partnership as a corporation or as an association taxable as a corporation for federal income tax purposes and (iii) the transfer is made to an Affiliate or upon such General Partner's merger, consolidation or other combination into any other entity or the transfer by it of all or substantially all of its assets to another entity.
     (b) Notwithstanding Section 11.2(a) hereof, the Special General Partner may not transfer its general partner Partnership Interest without the consent of the Managing General Partner.
     (c) Any transferee of the Managing General Partner's general partner interest pursuant to Section 11.2(a) hereof shall be admitted to the Partnership as successor Managing General Partner hereunder and shall continue the business of the Partnership and the transferor of such general partner interest shall cease to be a General Partner following the admission of such transferee.
     (d) Any transferee of the Special General Partner's general partner interest pursuant to Section 11.2(a) hereof shall be admitted to the Partnership as successor Special General Partner hereunder and the Managing General Partner shall continue the business of the Partnership notwithstanding such transfer by the Special General Partner and the transferor of such general partner interest shall cease to be a General Partner following the admission of such transferee.
    (e) Any successor General Partner pursuant to this Section 11.2 shall become a General Partner effective, to the extent permitted by the Delaware Act, as of the date immediately prior to the date of the transfer of the general partner interest. This Agreement and the Certificate of Limited Partnership shall be amended as appropriate to reflect the cessation of the former General Partner and the substitution of the successor General Partner.
     11.3 Transfer of Units. (a) Any Units which have been deposited in the Deposit Account may be transferred, but only in the manner described in Section 10.2 hereof. Units with respect to which no such deposit has been made or which have been withdrawn from the Deposit Account and not redeposited are not transferable except upon death or by operation of law, by transfer to the Managing General Partner for the account of the Partnership, pursuant to Section 11.7 or otherwise in accordance with this Agreement. The transfer of any Units and the admission of any new Partner shall not constitute an amendment to this Agreement.
     (b)  Until admitted as a Substituted Limited Partner pursuant to
Article XII hereof, the Record Holder of a Depositary Unit shall constitute an Assignee in respect of such Unit.
     (c) Each distribution in respect of Units shall be paid by the Partnership, directly or through the Transfer Agent or through any other Person or agent, only to the Record Holders thereof as of the Record Date set for the distribution. Such payment shall constitute full payment and satisfaction of the Partnership's liability with respect of such payment, regardless of any claim of any Person who may have an interest in such payment by reason of an assignment or otherwise.
     11.4 Restrictions on Transfers. Notwithstanding the other provisions of this Article XI, no transfer of any Unit or interest therein of any Limited Partner in the Partnership shall be made if such transfer (i) would violate the then applicable federal or state securities laws or rules and regulations of the Securities and Exchange Commission, any state securities commission or any other governmental authorities with jurisdiction over such transfer, (ii) would result in the taxation of the Partnership as a corporation or as an association taxable as a corporation for federal income tax purposes or (iii) would affect the Partnership's existence or qualification as a limited partnership under the Delaware Act.
     11.5 Citizenship Certification; Non-citizen Assignees. (a) In the event that, because of the nationality (or any other status) of a Limited Partner or Assignee, the Partnership is or becomes subject to federal, state or local laws or regulations the effect of which would, in the reasonable determination of the Managing General Partner, cause cancellation or forfeiture of any property in which the Partnership has an interest, the Managing General Partner may request any such Limited Partner or Assignee to furnish to the Managing General Partner or, with respect to Depositary Units, to the Depositary within 30 days after receipt of such request an executed Citizenship Certification or such other information concerning his nationality, citizenship or other status (or, if the Limited Partner or Assignee is a nominee holding for the account of another Person, the nationality, citizenship or other status of such Person) as the Managing General Partner may request. If a Limited Partner or Assignee fails to furnish such Citizenship Certification or other information as may be requested, or if upon receipt of such Citizenship Certification or other information the Managing General Partner determines, with the advice of counsel, that a Limited Partner or an Assignee is not an Eligible Citizen, the Units owned by such Limited Partner or Assignee shall be subject to redemption in accordance with the provisions of Section 11.6 hereof. In addition to becoming subject to redemption, the Managing General Partner may require that the status of any such Limited Partner or Assignee be changed to that of a Non-citizen Assignee, and, thereupon, the Managing General Partner shall be substituted for such Noncitizen Assignee as the Limited Partner in respect of his Units.
     (b) The Managing General Partner shall, in exercising voting rights in respect of Units held by it on behalf of Non-citizen Assignees, distribute the votes in the same ratios as the votes of the Limited Partners in respect of Units other than those of Non-citizen Assignees are cast, either for, against or abstaining as to the matter.
     (c) Upon dissolution of the Partnership, a Non-citizen Assignee shall have no right to receive a distribution in kind pursuant to
Section 14.4 hereof but shall be entitled to the cash equivalent thereof, and the Managing General Partner shall provide cash in exchange for an assignment of the Non-citizen Assignee's share of the distribution in kind. Such payment and assignment shall be treated for Partnership purposes as a purchase by the Managing General Partner from the Non-citizen Assignee of his Partnership Interest (representing his right to receive his share of such distribution in kind).
     (d) At any time after he can and does certify that he has become an Eligible Citizen, a Non-citizen Assignee may, upon application to the Managing General Partner, request admission as a Substituted Limited Partner with respect to any Partnership Interest of such Non-citizen Assignee not redeemed pursuant to Section 11.6 hereof and upon his admission pursuant to Section 12.2 hereof the Managing General Partner shall cease to be deemed to be the Limited Partner in respect of the Non-citizen Assignee's Units.
     11.6 Redemption of Interests. (a) If at any time a Limited Partner or Assignee fails to furnish a Citizenship Certification or other information requested within the 30-day period specified in
Section 11.5(a) hereof, or if upon receipt of such Citizenship Certification or other information the Managing General Partner determines, with the advice of counsel, that a Limited Partner or Assignee is not an Eligible Citizen, the Partnership may, unless the Limited Partner or Assignee, establishes to the satisfaction of the Managing General Partner that such Limited Partner or Assignee is an Eligible Citizen or has transferred his Units to a Person who furnishes a Citizenship Certification to the Managing General Partner prior to the date fixed for redemption as provided below, redeem the Partnership Interest of such Limited Partner or Assignee as follows:
     (i) The Managing General Partner shall, not later than the 30th day before the date fixed for redemption, give notice of redemption to the Limited Partner or Assignee, at his last address designated on the records of the Partnership or the Depositary, by registered or certified mail, postage prepaid. The notice shall be deemed to have been given when so mailed. The notice shall specify the Redeemable Units, the date fixed for redemption, the place of payment, that payment of the redemption price will be made upon surrender of the Depositary Receipt or the Certificate evidencing the Redeemable Units and that on and after the date fixed for redemption no further allocations or distributions to which the Limited Partner or Assignee would otherwise be entitled in respect of the Redeemable Units will accrue or be made.
     (ii) The aggregate redemption price for Redeemable Units shall be an amount equal to the Current Market Price (the date of determination of which shall be the date fixed for redemption) of Units of the class to be so redeemed multiplied by the number of Units of each such class included among the Redeemable Units. The redemption price shall be paid, in the sole discretion of the Managing General Partner, in cash or by delivery of a promissory note of the Partnership in the principal amount of the redemption price, bearing interest at the rate of 10% annually and payable in three equal annual installments of principal, together with accrued interest, commencing one year after the redemption date.
     (iii) Upon surrender by or on behalf of the Limited Partner or Assignee, at the place specified in the notice of redemption, of the Depositary Receipt or the Certificate evidencing the Redeemable Units, duly endorsed in blank or accompanied by an assignment duly executed in blank, the Limited Partner or Assignee or his duly authorized representative shall be entitled to receive the payment therefor.
     (iv) After the redemption date, Redeemable Units shall no longer constitute issued and Outstanding Units.
     (b) The provisions of this Section 11.6 shall be applicable to Units held by a Limited Partner or Assignee as nominee of a Person determined to be other than an Eligible Citizen.
     (c) Nothing in this Section 11.6 shall prevent the recipient of a notice of redemption from transferring his Units before the redemption date if such transfer is otherwise permitted under this Agreement. Upon receipt of notice of such a transfer, the Managing General Partner shall withdraw the notice of redemption; provided, the transferee of such Units or Depositary Units certifies in the Transfer Application that he is an Eligible Citizen. If the transferee fails to make such certification, such redemption shall be effected from the transferee on the original redemption date.
     (d)  [intentionally blank]
     (e) If the Partnership or the Managing General Partner determines that because of the nationality (or other status) of a General Partner, whether or not in its capacity as such, the Partnership is or becomes subject to federal, state or local regulations the effect of which would, in the reasonable determination of the Managing General Partner, cause cancellation or forfeiture of any property in which the Partnership has an interest, the Partnership may, unless such General Partner has furnished a Citizenship Certification or transferred his Partnership Interest or Units to a Person who furnishes a Citizenship Certification prior to the date fixed for redemption, redeem the Partnership Interest or Interests of such General Partner in the Partnership as provided in Section 11.6(a) hereof. The redemption price shall be paid in cash.
     11.7 Registration Rights. The Special General Partner or any of its shareholders or their relatives who may acquire Common Units from the Special General Partner have the right to cause the Partnership, upon request, to register an offering and sale of their Common Units with the Securities and Exchange Commission subject to the terms set forth in an agreement dated March 29, 1990 by and among the Special General Partner and the Partnership.
                             ARTICLE XII
                        Admission of Partners
     12.1  [Intentionally blank]
     12.2 Admission of Substituted Limited Partners. By transfer of a Depositary Unit in accordance with Article XI hereof, the transferor shall be deemed to have given the transferee the right to seek admission as a Substituted Limited Partner subject to the conditions of, and in the manner permitted under, this Agreement. A transferor of a Depositary Receipt shall, however, only have the authority to convey to a purchaser or other transferee who does not execute and deliver a Transfer Application (i) the right to negotiate such Unit to a purchaser or other transferee and (ii) the right to transfer the right to request admission as a Substituted Limited Partner to such purchaser or other transferee in respect of the transferred Depositary Units. Each transferee of a Depositary Unit (including any nominee holder or an agent acquiring such Depositary Unit for the account of another Person) who executes a Transfer Application shall be an Assignee and shall be deemed to have applied to become a Substituted Limited Partner with respect to the Depositary Units so transferred to such Person by virtue of executing and delivering such Transfer Application. Such Assignee shall become a Substituted Limited Partner at such time as the Managing General Partner consents thereto, which consent may be given or withheld in the Managing General Partner's sole discretion, and when any such admission is shown on the books and records of the Partnership. If such consent is withheld, such transferee shall be an Assignee. An Assignee shall have an interest in the Partnership equivalent to that of a Limited Partner with respect to allocations and distributions, including liquidating distributions, of the Partnership. With respect to voting rights attributable to Units that are held by Assignees, the Managing General Partner shall be deemed to be the Limited Partner with respect thereto and shall, in exercising the voting rights in respect of such Units on any matter, vote such Units at the written direction of the Assignee who is the Record Holder of such Units. If no such written direction is received, such Units will not be voted. An Assignee shall have no other rights of a Limited Partner.
      12.3 Admission of Successor Managing General Partner and Special General Partner. (a) A successor Managing General Partner approved pursuant to Sections 13.1 or 13.2 hereof or the transferee of or successor to all of the Managing General Partner's Partnership Interest pursuant to Section 11.2 hereof who is proposed to be admitted as a successor Managing General Partner shall be admitted to the Partnership as the Managing General Partner, effective immediately prior to the withdrawal or removal of the Managing General Partner pursuant to Sections 13.1 or 13.2 hereof or the transfer pursuant to Section 11.2 hereof; provided, however, that no such successor shall be admitted to the Partnership until the terms of Section 11.2 hereof have been complied with. Any such successor shall carry on the business of the Partnership without dissolution. In each case, the admission shall be subject to the successor Managing General Partner executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be required to effect the admission.
     (b) A successor Special General Partner or the transferee hereof or successor to all of the Special General Partner's Partnership Interest pursuant to Section 11.2 hereof who is proposed to be admitted to the Partnership as a successor Special General Partner shall be admitted to the Partnership as the Special General Partner effective immediately prior to the withdrawal or removal of the Special General Partner pursuant to Section 13.2 hereof or the transfer pursuant to
Section 11.2 hereof; provided, however, that no such successor shall be admitted to the Partnership until the terms of Section 1 1.2 hereof have been complied with. In each case, the admission shall be subject to the successor Special General Partner executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be required to effect the admission.
     12.4 Admission of Additional Limited Partners. (a) A Person (other than a Substituted Limited Partner) who makes a Capital Contribution to the Partnership in accordance with this Agreement shall be admitted to the Partnership as an Additional Limited Partner only upon furnishing to the Managing General Partner (i) evidence of acceptance in form satisfactory to the Managing General Partner of all of the terms and conditions of this Agreement, including, without limitation, the power of attorney granted in Section 1.4 hereof and (ii) such other documents or instruments as may be required in the discretion of the Managing General Partner in order to effect such Person's admission as an Additional Limited Partner.
     (b)  Notwithstanding anything to the contrary in this
Section 12.4(a), no Person shall be admitted as an Additional Limited Partner without the consent of the Managing General Partner, which consent may be given or withheld in the Managing General Partner's sole discretion. The admission of any Person as an Additional Limited Partner shall become effective on the date upon which the name of such Person is recorded on the books and records of the Partnership, following the consent of the Managing General Partner to such admission.
     (c) Notwithstanding anything to the contrary in this Section 12.4, the holder of any Preferred Units shall be automatically admitted to the Partnership as an Additional Limited Partner upon furnishing to the Managing General Partner evidence of acceptance in form reasonably satisfactory to the Managing General Partner of all of the terms and conditions of this Agreement, including, without limitation, the power of attorney granted in Section 1.4 hereof.
     12.5 Amendment of Agreement and Certificate of Limited Partnership. For the admission to the Partnership of any Partner, the Managing General Partner shall take all steps necessary and appropriate under the Delaware Act to amend the records of the Partnership and, if necessary, to prepare as soon as practical an amendment of this Agreement and, if required by law, shall prepare and file an amendment to the Certificate of Limited Partnership and may for this purpose exercise the power of attorney granted pursuant to Section 1.4 hereof.
                            ARTICLE XIII
                  Withdrawal or Removal of Partners
     13.1 Withdrawal of the Managing General Partner. (a) The Managing General Partner covenants and agrees that it will not withdraw as Managing General Partner before December 31, 2000, subject to its right to transfer its Partnership Interest pursuant to Section 11.2 hereof.
     (b) The Managing General Partner shall be deemed to have withdrawn from the Partnership upon the occurrence of any one of the following events (each such event herein referred to as an "Event of Withdrawal"):
     (i) the Managing General Partner voluntarily withdraws from the Partnership by giving written notice to the other Partners;
     (ii) the Managing General Partner transfers all of its rights as Managing General Partner pursuant to Section 11.2 hereof;
     (iii)  the Managing General Partner is removed pursuant to
Section 13.2 hereof;
     (iv)  the Managing General Partner
     (A)  makes a general assignment for the benefit of creditors;
     (B)  files a voluntary bankruptcy petition;
     (C) files a petition or answer seeking for itself a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law;
     (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Managing General Partner in a proceeding of the type described in paragraphs (A)-(C) of this subsection; or
     (E) seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator of the Managing General Partner or of all or any substantial part of its properties;
     (v) a final and non-appealable judgment is entered by a court with appropriate jurisdiction ruling that the Managing General Partner is bankrupt or insolvent, or a final and non-appealable order for relief is entered by a court with appropriate jurisdiction against the Managing General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereafter in effect; or
     (vi) a certificate of dissolution or its equivalent is filed for the Managing General Partner, or 90 days expire after the date of notice to the Managing General Partner of revocation of its charter without a reinstatement of its charter, under the laws of its state of incorporation.
     If an Event of Withdrawal specified in paragraphs (iv), (v) or
(vi) occurs, the withdrawing Managing General Partner shall give written notice to the Limited Partners within 30 days after such occurrence.
The Partners hereby agree that only the Events of Withdrawal described in this Section 13.1 shall result in withdrawal of the Managing General Partner from the Partnership.
     (c) Withdrawal of the Managing General Partner from the Partnership (including withdrawal upon the occurrence of an Event of Withdrawal) will constitute a breach of this Agreement if such withdrawal occurs; (i) at any time prior to December 31, 2000, unless the Managing General Partner gives at least 90 days' advance written notice of its intention to withdraw to the Limited Partners and prior to the effective date of such withdrawal, the Limited Partners approve such withdrawal by the vote of at least a majority of the Outstanding Units (excluding for purposes of such determination any Units owned by the General Partners and their Affiliates); or (ii) at any time after December 31, 2000, unless the Managing General Partner gives at least 90 days' advance written notice to the Limited Partners and the Partnership receives an Opinion of Counsel that such withdrawal (following the selection of the successor Managing General Partner) would not result in the loss of the limited liability of holders of Units or cause the Partnership to be taxable as a corporation or to be treated as an association taxable as a corporation for federal income tax purposes, such withdrawal to take effect on the date specified in such notice.
     (d) Withdrawal of the Managing General Partner from the Partnership upon the occurrence of an Event of Withdrawal will not constitute a breach of this Agreement under the following circumstances:
(i) at any time that the Managing General Partner ceases to be a Managing General Partner pursuant to Section 13.1(b)(ii) hereof or is removed pursuant to Section 13.2 hereof or (ii) notwithstanding
Section 13.1(c) above, at any time that the Managing General Partner voluntarily withdraws by giving at least 90 days' advance written notice of its intention to withdraw to the Limited Partners, such withdrawal to take effect on the date specified in the notice, if at the time such notice is given more than 50% of the Outstanding Units held by Persons other than the withdrawing Managing General Partner and its Affiliates are owned beneficially or of record or controlled at any time by one Person or its Affiliates. If the Managing General Partner gives a notice of withdrawal pursuant to Section 13.1(b)(i) hereof or if the Managing General Partner is removed pursuant to Section 13.2 hereof, holders of at least a majority in interest of the Outstanding Units (excluding for purposes of such determination Units owned by the Managing General Partner and its Affiliates) may, prior to the effective date of such withdrawal, elect a successor Managing General Partner and agree to continue the business of the Partnership, provided that such majority in interest satisfies the provisions of Section 4 of Internal Revenue Service Revenue Procedure 94-46. If prior to the effective date of the Managing General Partner's withdrawal, a successor is not selected by the Limited Partners as provided herein or the Partnership does not receive an Opinion of Counsel that such withdrawal (following the selection of the successor Managing General Partner) would not result in the loss of the limited liability of the holders of Units or cause the Partnership to be taxable as a corporation or to be treated as an association taxable as a corporation for federal income tax purposes, the Partnership shall be dissolved in accordance with Section 14.1 hereof. If a successor Managing General Partner is elected and the Opinion of Counsel rendered as provided herein, such successor shall be admitted (subject to Section 12.3 hereof) immediately prior to the effective time of the withdrawal of the departing Managing General Partner and shall continue the business of the Partnership without dissolution.
     13.2 Removal of the Managing General Partner. The Managing General Partner may be removed only if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 66?% of the Outstanding Units; of the Outstanding Units. Any action by the Limited Partners for removal of the Managing General Partner must also provide for the election and succession of a new Managing General Partner. Such removal shall be effective immediately following the admission of the successor Managing General Partner pursuant to Section 12.3 hereof. The right of the Limited Partners to remove the Managing General Partner shall not exist or be exercised unless the Partnership has received an Opinion of Counsel that the removal of the Managing General Partner and the selection of a successor Managing General Partner will not result in (i) the loss of limited liability of any Limited Partner in the Partnership or (ii) the taxation of the Partnership as a corporation or the treatment of the Partnership as an association taxable as a corporation for federal income tax purposes.
     13.3 Interest of Departing Managing General Partner and Successor Managing General Partner. (a) In the event of (i) withdrawal of the Managing General Partner under circumstances where such withdrawal does not violate this Agreement or (ii) removal of the Managing General Partner by the Limited Partners, the departing Managing General Partner shall, at its option exercisable prior to the effective date of the departure of such departing Managing General Partner, promptly receive from its successor in exchange for its Partnership Interest as Managing General Partner an amount in cash equal to the fair market value of the departing Managing General Partner's Partnership Interest as Managing General Partner, such amount to be determined and payable as of the effective date of its departure. If the Managing General Partner withdraws under circumstances where such withdrawal violates this Agreement, its successor shall have the option described in the immediately preceding sentence, and the departing Managing General Partner shall not have such option. In either event, the departing Managing General Partner shall be entitled to receive all reimbursements due such departing Managing General Partner pursuant to Section 6.4 hereof, including any employee-related liabilities (including severance liabilities only in the event of (i) withdrawal of the Managing General Partner under circumstances where such withdrawal does not violate this Agreement or (ii) removal of the Managing General Partner by the Limited Partners), incurred in connection with the termination of any employees employed by the departing Managing General Partner for the benefit of the Partnership. Subject to Section 13.3(b) hereof, the departing Managing General Partner shall, as of the effective date of its departure, cease to share in any allocations or distributions with respect to its Partnership Interest as the Managing General Partner and Partnership income, gain, loss, deduction and credit will be prorated and allocated as set forth in Section 5.1(d) hereof.
     For purposes of this Section 13.3(a), the fair market value of the departing Managing General Partner's Partnership Interest as Managing General Partner herein shall be determined by agreement between the departing Managing General Partner and its successor or, failing agreement within 30 days after the effective date of such departing Managing General Partner's departure, by an independent investment banking firm or other independent expert selected by the departing Managing General Partner and its successor, which, in turn, may rely on other experts and the determination of which shall be conclusive as to such matter. If such parties cannot agree upon one independent investment banking firm or other independent expert within 45 days after the effective date of such departure, then such firm shall be designated by the independent investment banking firms or other independent experts selected by each of the departing Managing General Partner and its successor. In making its determination, such independent investment banking firm or other independent expert shall consider the then current trading price of Units on any National Securities Exchange on which Units are then listed, the value of the Partnership's assets, the rights and obligations of the Managing General Partner and other factors it may deem relevant.
     (b) If its Partnership Interest is not acquired in the manner set forth in Section 13.3(a) hereof, the departing Managing General Partner shall become a Limited Partner and its Partnership Interest in the Partnership shall be converted into Common Units equal to the fair market value of such interest pursuant to a valuation made by an investment banking firm or other independent expert selected pursuant to
Section 13.3(a) hereof, without reduction in such Partnership Interest (but subject to proportionate dilution by reason of the admission of its successor).
     The Partnership shall indemnify the departing Managing General Partner as to all debts and liabilities of the Partnership arising on or after the date on which the departing Managing General Partner becomes a Limited Partner, including employee related liabilities, including severance liabilities, incurred in connection with the termination of the employees employed by the departing Managing General Partner for the benefit of the Partnership. For purposes of this Agreement, the departing Managing General Partner's conversion of its Partnership Interest to Common Units will be characterized as if the departing Managing General Partner contributed its Partnership Interest to the Partnership in exchange for the newly-issued Common Units.
     (c) If the option described in Section 13.3(a) hereof is not exercised by the party entitled to do so, the successor Managing General Partner shall, at the effective date of its admission to the Partnership, contribute to the capital of the Partnership cash in an amount such that its Capital Account, after giving effect to such contribution and any adjustments made to the Capital Accounts of all Partners pursuant to Section 4.4(d)(i) hereof, shall be equal to that percentage of the Capital Accounts of all Partners that is equal to its Percentage Interest as the Managing General Partner. In such event, each successor Managing General Partner shall, subject to the following sentence, be entitled to such Percentage Interest of all Partnership allocations and distributions and any other allocations and distributions to which the departing Managing General Partner was entitled. In addition, such successor Managing General Partner shall cause this Agreement to be amended to reflect that, from and after the date of such successor Managing General Partner's admission, the successor Managing General Partner's interest in all Partnership distributions and allocations shall be 1.9%, and that of the Special General Partner and the Limited Partners shall be 0.1% and 98%, respectively.
     13.4 Withdrawal or Removal of Special General Partner. (a) The Special General Partner may withdraw from the Partnership in the capacity of Special General Partner (i) upon 30 days' advance written notice to the Managing General Partner or (ii) by transferring its general partner interest in the Partnership pursuant to Section 11.2 hereof. Such withdrawal shall take effect on the date specified in such notice. Upon receiving such notice, the Managing General Partner shall select a successor Special General Partner within such 30-day period. Any withdrawal of the Special General Partner shall not become effective unless the Partnership has received by the end of such 30-day period an Opinion of Counsel that such withdrawal will not result in the loss of limited liability of any Limited Partner or cause the Partnership to be treated as a corporation or as an association taxable as a corporation for federal income tax purposes. Following any withdrawal of the Special General Partner, the business and operations of the Partnership shall be continued by the Managing General Partner.
     (b) In addition to the voluntary withdrawal described above, the Special General Partner shall be deemed to have withdrawn (i) when and if, the Special General Partner (A) makes a general assignment for the benefit of creditors, (B) files a voluntary bankruptcy petition,
(C) files a petition or answer seeking for itself a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law, (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Special General Partner in a proceeding of the type described in clauses (A)-(C) of this subsection, or (E) seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator of the Special General Partner or of all or any substantial part of its properties; or, (ii), when a final and nonappealable judgment is entered by a court with appropriate jurisdiction ruling that the Special General Partner is bankrupt or insolvent, or a final and non-appealable order for relief is entered by a court with appropriate jurisdiction against the Special General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereinafter in effect; or
(iii) when a certificate of dissolution or its equivalent is filed for the Special General Partner, or 90 days expire after the date of notice to the Special General Partner of revocation of its char-ter without a reinstatement of its charter, under the laws of its state of incorporation.
     (c) The Special General Partner may be removed only if such removal is approved by the written consent or affirmative vote of Limited Partners holding not less than 66?% of the Outstanding Units. Any such action by the Limited Partners for removal of the Special General Partner must also provide for the approval of the successor Special General Partner. Such removal shall be effective immediately following the admission of the successor Special General Partner pursuant to Article XII hereof. The right of the Limited Partners to remove the Special General Partner shall not exist or be exercised unless the Partnership has received an Opinion of Counsel that the removal of the Special General Partner and the selection of a successor Special General Partner will not result in (i) the loss of limited liability of any Limited Partner or (ii) the taxation of the Partnership as a corporation or the treatment of the Partnership as an association taxable as a corporation for federal income tax purposes unless already so taxed.
     (d) Upon the withdrawal or removal of the Special General Partner under this Section 13.4 (except by reason of a transfer of the interest made pursuant to Section 11.2 hereof), the Partnership shall distribute to the Special General Partner an amount of cash equal to the positive balance in its Capital Account (following the adjustment of its Capital Account in accordance with Section 4.4 hereof).
     (e) Notwithstanding the other provisions of this Section 13.4, a successor Special General Partner or a successor special general partner of any Operating Partnership need not be selected if the Partnership has received an Opinion of Counsel that the failure to select a successor would not cause the Partnership or any Operating Partnership to be treated as a corporation or as an association taxable as a corporation for, federal income tax purposes.
     13.5  Withdrawal of Limited Partners.  Except as provided in
Section 13.5 hereof, no Limited Partner shall have any right to withdraw from the Partnership; provided, however, that when a transferee of a Limited Partner's Units becomes a Record Holder, such transferring Limited Partner shall cease to be a Limited Partner with respect to the Units so transferred.
                             ARTICLE XIV
                     Dissolution and Liquidation
     14.1 Dissolution. The Partnership shall not be dissolved by the admission of Substituted Limited Partners or Additional Limited Partners, the admission of successor General Partners in accordance with the terms of this Agreement or the withdrawal of the Special General Partner pursuant to Section 13.4 hereof. Upon the removal or withdrawal of the Managing General Partner, any successor Managing General Partner shall continue the business of the Partnership. The Partnership shall dissolve, and its affairs shall be wound up, upon:
      (a) the expiration of its terms as provided in Section 1.5 hereof;
     (b) an Event of Withdrawal of the Managing General Partner as provided in Section 13.1(b) hereof, unless a successor is named as provided in 13.1(d) hereof;
     (c) an election to dissolve the Partnership by the Managing General Partner that is approved by the written consent or affirmative vote of holders of at least a majority of the Outstanding Units.
     (d) entry of a decree of judicial dissolution of the Partnership pursuant to the provisions of the Delaware Act; or
     (e) the sale of all or substantially all of the assets and properties of the Partnership.
     14.2 Continuation of the Business of the Partnership after Dissolution. Upon (i) dissolution of the Partnership following an Event of Withdrawal caused by the withdrawal or removal of the Managing General Partner and a failure of the requisite number of Partners to agree to continue the business of the Partnership and appoint a successor Managing General Partner as provided in Sections 13.1 and 13.2 hereof, then within an additional 90 days or (ii) dissolution of the Partnership upon an event constituting an Event of Withdrawal as defined in Section 13.1(b)(iv) hereof, then within 180 days thereafter, at least a majority in interest of the Outstanding Units may elect to reconstitute the Partnership and continue its business on the same terms and conditions set forth in this Agreement by forming a new limited partnership on terms identical to those set forth in this Agreement and having as a managing general partner a Person approved by the holders of at least a majority of the Outstanding Units, provided that such majority in interest satisfies the provisions of Section 4 of Internal Revenue Service Revenue Procedure 94-46. Upon any such election by the holders of at least a majority of the Outstanding Units, all Partners shall be bound thereby and shall be deemed to have approved thereof. Unless such an election is made within the applicable time period as set forth above, the Partnership shall conduct only activities necessary to wind up its affairs. If such an election is so made, then:
     (a) the reconstituted Partnership shall continue until the end of the term set forth in Section 1.5 hereof unless earlier dissolved in accordance with this Article XIV;
     (b) if the successor Managing General Partner is not the former Managing General Partner, then the interest of the former Managing General Partner shall be treated thenceforth as the interests of a Limited Partner and converted into Common Units in the manner provided in Section 13.3 (b) hereof; and
     (c) all necessary steps shall be taken to cancel this Agreement and the Certificate of Limited Partnership and to enter into and, as necessary, to file a new partnership agreement and certificate of limited partnership, and the successor Managing General Partner may for this purpose exercise the powers of attorney granted the Managing General Partner pursuant to Section 1.4 hereof, provided, that the right of the holders of at least a majority of Outstanding Units to approve a successor managing general partner and to reconstitute and to continue the business of the Partnership shall not exist and may not be exercised unless the Partnership has received an Opinion of Counsel that (x) the exercise of the right would not result in the loss of limited liability of any Limited Partner and (y) neither the Partnership nor the reconstituted limited partnership would become taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes upon the exercise of such right to continue.
     14.3 Liquidation. Upon dissolution of the Partnership, unless the Partnership is continued under an election to reconstitute and continue the Partnership pursuant to Section 14.2 hereof, the Managing General Partner, or in the event the Managing General Partner has been dissolved or removed, become bankrupt as set forth in Section 13.1 hereof or withdrawn from the Partnership, a liquidator or liquidating committee approved by the holders of at least a majority of the Outstanding Units, shall be the Liquidator. The Liquidator (if other than the Managing General Partner) shall be entitled to receive such compensation for its services as may be approved by the holders of at least a majority of the Outstanding Units. The Liquidator shall agree not to resign at any time without 15 days' prior written notice and (if other than the Managing General Partner) may be removed at any time, with or without cause by notice of removal approved by at least a majority of the Outstanding Units. Upon dissolution, removal or resignation of the Liquidator, a successor and substitute Liquidator (who shall have and succeed to all rights, power and duties of the original Liquidator) shall within 30 days thereafter be approved by the holders of at least a majority of the Outstanding Units. The right to approve a successor or substitute Liquidator in the manner provided herein shall be deemed to refer also to any such successor or substitute Liquidator approved in the manner herein provided. Except as expressly provided in this Article XIV, the Liquidator approved in the manner provided herein shall have and may exercise, without further authorization or consent of any of the parties hereto, all of the powers conferred upon the Managing General Partner under the terms of this Agreement (but subject to all of the applicable limitations, contractual and otherwise, upon the exercise of such powers, other than the limitation on sale set forth in Section 6.3(b) hereof) to the extent necessary or desirable in the good faith judgment of the Liquidator to carry out the duties and functions of the Liquidator hereunder for and during such period of time as shall be reasonably required in the good faith judgment of the Liquidator to complete the winding-up and liquidation of the Partnership as provided for herein. The Liquidator shall liquidate the assets of the Partnership, and apply and distribute the proceeds of such liquidation in the following order of priority, unless otherwise required by mandatory provisions of applicable law:
     (a) the payment to creditors of the Partnership, including Partners who are creditors, in order of priority provided by law; and the creation of a reserve of cash or other assets of the Partnership for contingent liabilities in an amount, if any, determined by the Liquidator to be appropriate for such purposes;
     (b) to holders of Series B Preferred Units and Series C Preferred Units, if any, in accordance with the terms of the Certificate of Designations of such Units;
     (c) to holders of other Preferred Units and other classes of Partnership Securities, if any, in accordance with the terms of their respective Certificates of Designations; and
     (d) to all Partners in accordance with and to the extent of the positive balances in their respective Capital Accounts after taking into account adjustments to such Capital Accounts pursuant to Article V hereof.
     14.4  Distributions in Kind.  Notwithstanding the provisions of
Section 14.3 hereof which require the liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if the Liquidator determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidator may, in its absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including those to Partners as creditors) and/or distribute to the Partners or to specific classes of Partners, in lieu of cash, as tenants in common and in accordance with the provisions of Section 14.3 hereof, undivided interests in such Partnership assets as the Liquidator deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good faith judgment of the Liquidator, such distributions in kind are in the best interest of the Limited Partners, and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidator deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidator shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt, and the Partners' Capital Accounts shall be adjusted to reflect the manner in which the unrealized income, gain, loss, and deduction interest in that property that has not previously been reflected in the Capital Accounts would be allocated among the Partners if there were a taxable disposition of that property for fair market value on the date of distribution.
     14.5 Cancellation of Certificate of Limited Partnership. Upon the completion of the distribution of Partnership cash and property as provided in Sections 14.3 and 14.4 hereof, the Partnership shall be terminated and the Certificate of Limited Partnership and all qualifications of the Partnership as a foreign limited partnership in jurisdictions other than the State of Delaware shall be canceled and such other actions as may be necessary to terminate the Partnership shall be taken.
     14.6 Reasonable Time for Winding Up. A reasonable time shall be allowed for the orderly winding-up of the business and affairs of the Partnership and the liquidation of its assets pursuant to Section 14.3 hereof, in order to minimize any losses otherwise attendant upon such winding-up and the provisions of this Agreement shall remain in effect between the Partners during the period of liquidation.
     14.7 Return of Capital. No General Partner shall be personally liable for the return of the Capital Contribution of the Limited Partners, or any portion thereof, it being expressly understood that any such return shall be made solely from Partnership assets.
     14.8 No Capital Account Restoration. No Partner shall have any obligation to restore any negative balance in its Capital Account upon liquidation of the Partnership.
     14.9 Waiver of Partition. Each Partner hereby waives any right to partition of the Partnership property.
                             ARTICLE XV
      Amendment of Partnership Agreement; Meetings; Record Date
     15.1 Amendment to be Adopted Solely by Managing General Partner. Each Limited Partner agrees that the Managing General Partner (pursuant to its powers of attorney from the Limited Partners and Assignees), without the approval of any Limited Partner or Assignee, may amend any provision of this Agreement, and execute, swear to, acknowledge, deliver, file and record whatever documents may be required in connection therewith, to reflect:
     (a) a change in the name of the Partnership, the location of the principal place of business of the Partnership, the registered agent or the registered office of the Partnership;
     (b) admission, substitution, withdrawal or removal of Limited or General Partners in accordance with this Agreement:
      (c) a change that, in the sole discretion of the Managing General Partner, is reasonable and necessary or appropriate to qualify or ontinue the qualification of the Partnership as a limited partnership or a partnership in which the limited partners have limited liability under the laws of any state or, subject to the provisions of Section 1.6 hereof, that is necessary or advisable in the opinion of the Managing General Partner to ensure that the Partnership will not be taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes.
     (d) a change (i) that does not adversely affect the Limited Partners in any material respect, (ii) that is necessary or desirable to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute (including, without limitation, the Delaware Act) or that is necessary or desirable to facilitate the trading of the Depositary Units (including, without limitation, the division of Outstanding Units into different classes in order to facilitate uniformity of tax consequences within such classes of Units) or comply with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Depositary Units are or will be listed for trading, compliance with any of which the Managing General Partner determines to be in the best interests of the Partnership and the Limited Partners or (iii) that is required to effect the intent of the provisions of this Agreement or is otherwise contemplated by this Agreement;
     (e) an amendment that is necessary, in the Opinion of Counsel, to prevent the Partnership or any General Partner or its directors or officers from in any manner being subjected to the provisions of the Investment Company Act of 1940, as amended, the Investment Advisers Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income Security Act of 1974, as amended, whether or not substantially similar to plan asset regulations currently applied or proposed by the United States Department of Labor;
     (f) subject to the terms of Section 4.2 hereof, an amendment that the Managing General Partner determines in its sole discretion to be necessary or desirable in connection with the authorization for issuance of any class or series of Units pursuant to Section 4.2 hereof, including the creation of any Certificate of Designations;
     (g) any amendment expressly permitted in this Agreement to be made by the Managing General Partner acting alone;
     (h) an amendment effected, necessitated or contemplated by a Merger Agreement approved in accordance with Section 16.3 hereof; or
     (i)  any other amendments similar to the foregoing.
     15.2 Amendment Procedures. Except as provided in Sections 15.1 and 15.3 hereof, all amendments to this Agreement shall be made in accordance with the following requirements: If an amendment is proposed, the Managing General Partner shall seek the written approval of the requisite Percentage Interests or call a meeting of the Limited Partners to consider and vote on such proposed amendment. Each such proposal to the Limited Partners shall contain the text of the proposed amendment.
A proposed amendment shall be effective upon its approval by the holders of at least a majority of the Outstanding Units unless a greater or different percentage is required under this Agreement. The Managing General Partner shall notify all Record Holders upon final adoption of any proposed amendment. Amendments to Certificates of Designations shall be made in accordance with Section 4.1.
     15.3 Amendment Requirements. (a) Amendments to this Agreement may be proposed solely by the Managing General Partner. Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, no provision of this Agreement which establishes a Percentage Interest required to take any action shall be amended, altered, changed, repealed or rescinded in any respect which would have the effect of reducing such voting requirement unless such amendment is approved by the written consent or the affirmative vote of Partners whose aggregate Percentage Interests constitute not less than the voting requirement sought to be reduced.
     (b) Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, the approval of the Special General Partner shall be required for any amendment, if such amendment would change the Special General Partner's Percentage Interest or increase the Special General Partner's duties or liabilities or if the Partnership has received an Opinion of Counsel that such amendment would have a materially adverse consequence to the Special General Partner .
     (c) Notwithstanding the provisions of Sections 15.1 and 15.2 hereof, no amendment to this Agreement may (i) enlarge the obligations of any Limited Partner, (ii) modify the compensation payable to the Managing General Partner or any Affiliates of the Managing General Partner by the Partnership, (iii) change Section 14.1(a) or (c) hereof,
(iv) restrict in any way any action by or rights of the Managing General Partner as set forth in this Agreement or (v) except as set forth in
Section 14.1(c) hereof, give any person the right to dissolve the Partnership.
     (d) In the event at any time there exists any class or series of Outstanding Units having any rights or preferences different from the rights or preferences of any other class or series of Outstanding Units, no amendment shall be effective which the Managing General Partner determines would have a material adverse effect on the rights and preferences of any such class or series of Outstanding Units without, in addition to any other required approval, the approval by written consent or affirmative vote of 66?% in interest of the holders of the Outstanding Units of such class or series.
     (e) Notwithstanding any other provision of this Agreement, except for amendments pursuant to Section 15.1 hereof, no amendment shall become effective without the approval of the Record Holders of all Units unless the Partnership obtains an Opinion of Counsel to the effect that
(i) such amendment would not cause the Partnership to become taxable as a corporation or treated as an association taxable as a corporation for federal income tax purposes and (ii) such amendment will not affect the limited liability of any Limited Partner in the Partnership under applicable law.
     (f) This Section 15.3 shall only be amended with the approval by written consent or affirmative vote of the holders of not less than 90% of the Outstanding Units.
     15.4 Meetings. All acts of Limited Partners to be taken hereunder shall be taken in the manner provided in this Article XV. Meetings of the Limited Partners may be called by the Managing General Partner or by Limited Partners owning 20% or more of the Outstanding Units of the class for which a meeting is proposed. Limited Partners shall call a meeting by delivering to the Managing General Partner one or more requests in writing stating that the signing Limited Partners wish to call a meeting and indicating the general or specific purposes for which the meeting is to be called. Within 60 days after receipt of such a call from Limited Partners or within such greater time as may be reasonably necessary for the Partnership to comply with any statutes, rules, regulations, listing agreements or similar requirements governing the holding of a meeting or the solicitation of proxies for use at such a meeting, the Managing General Partner shall send a notice of the meeting to the Limited Partners either directly or indirectly through the Transfer Agent. A meeting shall be held at a time and place determined by the Managing General Partner on a date not more than 60 days after the mailing of notice of the meeting. Limited Partners shall not vote on matters that would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability under the Delaware Act or the laws of any other state in which the Partnership is qualified to do business.
      15.5  Notice of a Meeting.  Notice of a meeting called pursuant to
Section 15.4 hereof shall be given to the Record Holders in writing by mail or other means of written communication in accordance with
Section 19.1 hereof. The notice shall be deemed to have been given at the time when deposited in the mail or sent by other means of written communication.
      15.6 Record Date. For purposes of determining the Limited Partners entitled to notice of or to vote at a meeting of the Limited Partners or to give approvals without a meeting as provided in
Section 15.11 hereof, the Managing General Partner may set a Record Date, which shall not be less than 10 nor more than 60 days before
(a) the date of the meeting (unless such requirement conflicts with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Units are listed for trading, in which case the rule, regulation, guideline or requirement of such exchange shall govern) or (b) in the event that approvals are sought without a meeting, the date on which Limited Partners are requested in writing by the Managing General Partner to give such approvals.
     15.7 Adjournment. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting and a new Record Date need not be fixed, if the time and place thereof are announced at the meeting at which the adjournment is taken, unless such adjournment shall be for more than 45 days. At the adjourned meeting, the Partnership may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 45 days or if a new Record Date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in accordance with this
Article XV.
     15.8 Waiver of Notice; Approval of Meeting; Approval of Minutes. The transactions of any meeting of Limited Partners, however called and noticed, and whenever held, shall be as valid as if had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the Limited Partners entitled to vote, present in person or by proxy, signs a written waiver of notice or an approval of the holding of the meeting or an approval of the minutes thereof. All waivers and approvals shall be filed with the Partnership records or made a part of the minutes of the meeting. Attendance of a Limited Partner at a meeting shall constitute a waiver of notice of the meeting, except when the Limited Partner does not approve, at the beginning of the meeting, of the transaction of any business because the meeting is not lawfully called or convened; and except that attendance at a meeting is not a waiver of any right to disapprove the consideration of matters required to be included in the notice of the meeting, but not so included, if the disapproval is expressly made at the meeting.
     15.9 Quorum. 66?% of the Outstanding Units of the class for which a meeting has been called represented in person or by proxy shall constitute a quorum at a meeting of Limited Partners of such class unless any such action by the Limited Partners requires approval by holders of a smaller percentage of Outstanding Units, in which case, the quorum shall be the percentage of Outstanding Units required for approval. At any meeting of the Limited Partners duly called and held in accordance with this Agreement at which a quorum is present, the act of Limited Partners whose Percentage Interests represent at least a majority of the Percentage Interests entitled to vote and be present in person or by proxy at such meeting shall be deemed to constitute the act of all Limited Partners, unless a different percentage is required with respect to such action under the provisions of this Agreement, in which case the act of the Limited Partners owning such different percentage shall be required. The Limited Partners present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough Limited Partners to leave less than a quorum, if any action taken (other than adjournment) is approved by the required Percentage Interests of the Limited Partners specified in this Agreement. In the absence of a quorum, any meeting of Limited Partners may be adjourned from time to time by the affirmative vote of a majority of the Percentage Interests represented either in person or by proxy, but no other business may be transacted, except as provided in Section 15.7 hereof.
     15.10 Conduct of Meeting. The Managing General Partner shall have full power and authority concerning the manner of conducting any meeting of the Limited Partners or solicitation of approvals in writing, including, without limitation, the determination of Persons entitled to vote, the existence of a quorum, the satisfaction of the requirements of
Section 15.4 hereof, the conduct of voting, the validity and effect of any proxies and the determination of any controversies, votes or challenges arising in connection with or during the meeting or voting. The Managing General Partner shall designate a Person to serve as chairman of any meeting and shall further designate a Person to take the minutes of any meeting, in either case including, without limitation, a Partner or a director or officer of the Managing General Partner. All minutes shall be kept with the records of the Partnership maintained by the Managing General Partner. The Managing General Partner may make such other regulations consistent with applicable law and this Agreement as it may deem advisable concerning the conduct of any meeting of the Limited Partners or solicitation of approvals in writing, including regulations in regard to the appointment of proxies, the appointment and duties of inspectors of votes and approvals, the submission and examination of proxies and other evidence of the right to vote, and the revocation of approvals in writing.
     15.11 Action Without a Meeting. Any action that may be taken at a meeting of the Limited Partners may be taken without a meeting if an approval in writing setting forth the action so taken is signed by Limited Partners owning not less than the minimum Percentage Interests that would be necessary to authorize or take such action at a meeting at which all the Limited Partners were present and voted. Prompt notice of the taking of action without a meeting shall be given to the Limited Partners who have not approved in writing. The Managing General Partner may specify that any written ballot submitted to Limited Partners for the purpose of taking any action without a meeting shall be returned to the Partnership within the time period, which shall not be less than 20 days, specified by the Managing General Partner. If a ballot returned to the Partnership does not vote all of the Units held by the Limited Partner, the Partnership shall be deemed to have failed to receive a ballot for the Units which were not voted. If approval of the taking of any action by the Limited Partners is solicited by any Person other than by or on behalf of the Managing General Partner, the written approvals shall have no force and effect unless and until (a) they are deposited with the Partnership in care of the Managing General Partner,
(b) approvals sufficient to take the action proposed are dated as of a date not more than 90 days prior to the date sufficient approvals are deposited with the Partnership and (c) an Opinion of Counsel is delivered to the Managing General Partner as to whether the exercise of such right and the action proposed to be taken with respect to any particular matter (i) would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability, (ii) would jeopardize the status of the Partnership as a partnership under applicable tax laws and regulations and (iii) is otherwise permissible under the state statutes then governing the rights, duties and liabilities of the Partnership and the Partners.
     15.12 Voting and Other Rights. (a) Only those Record Holders of Units on the Record Date set pursuant to Section 15.6 hereof shall be entitled to notice of, and to vote at, a meeting of Limited Partners or to act with respect to matters as to which approvals are solicited.
     (b) With respect to Units that are held for a Person's account by another Person (such as a broker, dealer, bank, trust company or clearing corporation, or an agent of any of the foregoing), in whose name such Units are registered, such broker, dealer or other agent shall, in exercising the voting rights in respect of such Units on any matter, and unless the arrangement between such Persons provides otherwise, vote such Units in favor of, and at the direction of, the Person who is the beneficial owner, and the Partnership shall be entitled to assume it is so acting without further inquiry. The provisions of this Section 15.12(b) are subject to the provisions of
Section 10.4 hereof.
                             ARTICLE XVI
                               Merger
     16.1 Authority. The Partnership may merge or consolidate with one or more corporations, business trusts or associations, real estate investment trusts, common law trusts or unincorporated businesses, including, without limitation, a general partnership or limited partnership, formed under the laws of the State of Delaware or any other state of the United States of America pursuant to a written agreement of merger or consolidation ("Merger Agreement") in accordance with this
Article XVI.
     16.2 Procedure for Merger or Consolidation. Merger or consolidation of the Partnership pursuant to this Article requires the prior approval of the Managing General Partner. If the Managing General Partner shall determine, in the exercise of its sole discretion, to consent to the merger or consolidation, the Managing General Partner shall approve the Merger Agreement, which shall set forth:
     (a) The names and jurisdictions of formation or organization of each of the business entities proposing to merge or consolidate;
     (b) The name and jurisdictions of formation or organization of the business entity that is to survive the proposed merger or consolidation (hereafter designated as the "Surviving Business Entity");
     (c) The terms and conditions of the proposed merger or consolidation;
     (d) The manner and basis of exchanging or converting the equity securities of each constituent business entity for, or into, cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity; and (i) if any general or limited partnership interests, securities or rights of any constituent business entity are not to be exchanged or converted solely for, or into, cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity, the cash, property, or general or limited partnership interests, rights, securities or obligations of any limited partnership, corporation, trust or other entity (other than the Surviving Business Entity) which the holders of such general or limited partnership interests are to receive in exchange for, or upon conversion of, their securities or rights, and (ii) in the case of securities represented by certificates, upon the surrender of such certificates, which cash, property or general or limited partnership interests, rights, securities or obligations of the Surviving Business Entity or any limited partnership, corporation, trust or other entity (other than the Surviving Business Entity), or evidences thereof are to be delivered;
     (e) A statement of any changes in the constituent documents (the articles or certificate of incorporation, articles of trust, declaration of trust, certificate or agreement of limited partnership or other similar charter or governing document) of the Surviving Business Entity to be effected by such merger or consolidation;
     (f) The effective time of the merger, which may be the date of the filing of the certificate of merger pursuant to Section 16.4 hereof or a later date specified in or determinable in accordance with the Merger Agreement (provided that if the effective time of the merger is to be later than the date of the filing of the certificate of merger, it shall be fixed no later than the time of the filing of the certificate of merger and stated therein); and
     (g) Such other provisions with respect to the proposed merger or consolidation as are deemed necessary or desirable.
     16.3 Approval by Limited Partners of Merger or Consolidation. (a) The Managing General Partner of the Partnership, upon its approval of the Merger Agreement, shall direct that the Merger Agreement be submitted to a vote of Limited Partners whether at a meeting or by written consent, in either case in accordance with the requirements of
Article XV hereof. A copy or a summary of the Merger Agreement shall be included in or enclosed with the notice of a meeting or the written consent.
     (b) The Merger Agreement shall be approved upon receiving the affirmative vote or consent of the holders of at least a majority of the Outstanding Units, unless the Merger Agreement contains any provision which, if contained in an amendment to the Agreement, the provisions of this Agreement or the Delaware Act would require the vote or consent of a greater percentage of the Percentage Interests of the Limited Partners or of any class of Limited Partners, in which case such greater percentage vote or consent shall be required for approval of the Merger Agreement.
     (c) After such approval by vote or consent of the Limited Partners, and at any time prior to the filing of the certificate of merger pursuant to Section 16.4 hereof, the merger or consolidation may be abandoned pursuant to provisions therefor, if any, set forth in the Merger Agreement.
     16.4 Certificate of Merger. Upon the required approval by the Managing General Partner and Limited Partners of a Merger Agreement, a certificate of merger shall be executed and filed with the Secretary of State of the State of Delaware in conformity with the requirements of the Delaware Act.
      16.5 Effect of Merger. (a) Upon the effective date of the certificate of merger:
     (i) all of the rights, privileges and powers of each of the business entities that has merged or consolidated, and all property, real, personal and mixed, and all debts due to any of those business entities and all other things and causes of action belonging to each of those business entities shall be vested in the Surviving Business Entity and after the merger or consolidation shall be the property of the Surviving Business Entity to the extent they were of each constituent business entity;
     (ii) the title to any real property vested by deed or otherwise in any of those constituent business entities shall not revert and is not in any way impaired because of the merger or consolidation;
     (iii) all rights of creditors and all liens on or security interests in property of any of those constituent business entities shall be preserved unimpaired; and
     (iv) all debts, liabilities and duties of those constituent business entities shall attach to the Surviving Business Entity, and may be enforced against it to the same extent as if the debts, liabilities and duties had been incurred or contracted by it.
     (b) A merger or consolidation effected pursuant to this Article shall not be deemed to result in a transfer or assignment of assets or liabilities from one entity to another having occurred.
                            ARTICLE XVII
                    Right to Acquire Common Units
     17.1 Right to Acquire Common Units. (a) Notwithstanding the provisions of Section 13.1(a) hereof or any other provision of this Agreement, in the event that at any time less than 10% of the total Common Units outstanding are held by Persons other than the General Partners and any Affiliate of the General Partners, the Managing General Partner shall then have the right, which right it may assign and transfer to the Partnership or any Affiliates of the Managing General Partner, exercisable in its sole discretion, to purchase all, but not less than all, of the Common Units outstanding held by Persons other than the General Partners and any Affiliates of the General Partners, at the greater of (y) the Current Market Price as of the date the notice described in Section 17.1(b) hereof is mailed or (z) the highest cash price paid by either of the General Partners or any of their Affiliates for any Unit purchased during the 90-day period preceding the date that the notice described in Section 17.1(b) hereof is mailed. As used herein, (i) "Current Market Price" of any class of Units listed or admitted to trading on any National Securities Exchange means the average of the daily Closing Prices per Unit of such class for the 30 consecutive Trading Days (as hereinafter defined) immediately prior to such date and (ii) "Trading Day" means a day on which the principal National Securities Exchange on which the Units of any class are listed or admitted to trading is open for the transaction of business or, if Units of a class are not listed or admitted to trading on any National Securities Exchange, a day on which banking institutions in New York City generally are open.
     (b) If the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership elects to exercise either right to purchase Common Units granted pursuant to Section 17.1 (a) hereof, the Managing General Partner shall deliver to the Transfer Agent written notice of such election to purchase (hereinafter in this Section 17.1 called the "Notice of Election to Purchase") and shall cause the Transfer Agent to mail a copy of such Notice of Election to Purchase to the Record Holders of Common Units (as of a Record Date selected by the Managing General Partner) at least 10, but not more than 60, days prior to the Purchase Date. Such Notice of Election to Purchase shall also be published in daily newspapers of general circulation printed in the English language and published in the Borough of Manhattan, New York. The Notice of Election to Purchase shall specify the Purchase Date and the price (determined in accordance with Section 17.1(a) hereof) at which Common Units will be purchased and state that the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, elects to purchase such Common Units, upon surrender of Depositary Receipts with respect to such Common Units in exchange for payment, at such office or offices of the Transfer Agent as the Transfer Agent may specify, or as may be required by any National Securities Exchange on which the Common Units are listed or admitted to trading. Any such Notice of Election to Purchase mailed to a Record Holder of Common Units at his address as reflected in the records of the Transfer Agent shall be conclusively presumed to have been given whether or not the owner receives such notice. On or prior to the Purchase Date, the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, shall deposit with the Transfer Agent cash in an amount sufficient to pay the aggregate purchase price of all of the Common Units to be purchased in accordance with this Section 17.1. If the Notice of Election to Purchase shall have been duly given as aforesaid at least 10 days prior to the Purchase Date, and if on or prior to the Purchase Date the deposit described in the preceding sentence has been made for the benefit of the holders of Common Units subject to purchase as provided herein, then from and after the Purchase Date, notwithstanding that any Depositary Receipt shall not have been surrendered for purchase, all rights of the holders of such Common Units (including, without limitation, any rights pursuant to Articles IV, V and XIV hereof) shall thereupon cease, except the right to receive the purchase price (determined in accordance with Section 17.1 (a) hereof) for Common Units therefor, without interest, upon surrender to the Transfer Agent of the Depositary Receipts representing such Common Units, and such Common Units shall thereupon be deemed to be transferred to the Managing General Partner, any Affiliate of the Managing General Partner or the Partnership, as the case may be, on the record books of the Transfer Agent and the Partnership, and the Managing General Partner or any Affiliate of the Managing General Partner, or the Partnership, as the case may be, shall be deemed to be the owner of all such Common Units from and after the Purchase Date and shall have all rights as the owner of such Common Units (including, without limitation, all rights as owner of such Common Units pursuant to Articles IV, V and XIV hereof).
     (c) At any time from and after the Purchase Date, a holder of an Outstanding Unit subject to purchase as provided in this Section 17.1 may surrender his Depositary Receipt or Certificate, as the case may be, evidencing such Unit to the Transfer Agent in exchange for payment of the amount described in Section 17.1(a) therefor without interest thereon.
                            ARTICLE XVIII
                 Changes to Previous Capitalization
                         Of the Partnership
     18.1  Changes in Capitalization. On December 30, 1996:
     (a) Each Outstanding common unit of the Partnership became one-twenty first of one Common Unit, and
     (b) Each Outstanding convertible Preferred Unit of the Partnership became one Common Unit.
     18.2 Elimination of Cumulative Distribution Arrearages. On December 30, 1996, all cumulative distribution arrearages with respect to the Partnership's common units and convertible preferred units Outstanding immediately prior to December 30, 1996 will be eliminated in accordance with the terms of the Consent Solicitation.
                             ARTICLE XIX
                         General Provisions
     19.1 Addresses and Notices. Any notice, demand, request or report required or permitted to be given or made to a Partner or Assignee under this Agreement shall be in writing and shall be deemed given or made when delivered in person or when sent by first class United States mail or by other means of written communication to the Partner or Assignee at the address described below. Any notice, payment or report to be given or made to a Partner or Assignee hereunder shall be deemed conclusively to have been given or made, and the obligation to give such notice or report or to make such payment shall be deemed conclusively to have been fully satisfied, upon sending of such notice, payment or report to the Record Holder of such Unit at his address as shown on the records of the Transfer Agent or as otherwise shown on the records of the Partnership, regardless of any claim of any Person who may have an interest in such Unit or the Partnership Interest of a General Partner by reason of an assignment or otherwise. An affidavit or certificate of making of any notice, payment or report in accordance with the provisions of this
Section 19.1 executed by the Managing General Partner, the Transfer Agent or the mailing organization shall be prima facie evidence of the giving or making of such notice, payment or report. If any notice, payment or report addressed to a Record Holder at the address of such Record Holder appearing on the books and records of the Transfer Agent or the Partnership is returned by the United States Post Office marked to indicate that the United States Postal Service is unable to deliver it, such notice, payment or report and any subsequent notices, payments and reports shall be deemed to have been duly given or made without further mailing (until such time as such Record Holder or another Person notifies the Transfer Agent or the Partnership of a change in his address ) if they are available for the Partner or Assignee at the principal office of the Partnership for a period of one year from the date of the giving or making of such notice, payment or report to the other Partners and Assignees. Any notice to the Partnership shall be deemed given if received by the Managing General Partner at the principal office of the Partnership designated pursuant to Section 1.3 hereof. The Partnership and the Managing General Partner may rely and shall be protected in relying on any notice or other document from a Partner or other Person if believed by them to be genuine.
     19.2 Titles and Captions. All article or Section titles or captions in this Agreement are for convenience only. They shall not be deemed part of this Agreement and in no way define, limit, extend or describe the scope or intent of any provisions hereof. Except as specifically provided otherwise, references to "Articles" and "Sections" are to Articles and Sections of this Agreement.
     19.3 Pronouns and Plurals. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.
     19.4 Further Action. The parties shall execute and deliver all documents, provide all information and take or refrain from taking action as may be necessary or appropriate to achieve the purposes of this Agreement.
     19.5 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, legal representatives and permitted assigns.
     19.6 Integration. This Agreement constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes all prior agreements and understandings pertaining thereto.
     19.7 Waiver. No failure by any party to insist upon the strict performance of any covenant, duty, agreement or condition of this Agreement or to exercise any right or remedy consequent upon a breach thereof shall constitute waiver of any such breach or any other covenant, duty, agreement or condition.
     19.8 Counterparts. This Agreement may be executed in counterparts, all of which together shall constitute one agreement binding on all the parties hereto, notwithstanding that all such parties are not signatories to the original or the same counterpart. Each party shall become bound by this Agreement immediately upon affixing its signature hereto or, in the case of a Person acquiring a Unit, upon executing and delivering a Transfer Application as herein described, independently of the signature of any other party.
     19.9 Applicable Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Delaware, without regard to the principles of conflicts of law.
     19.10 Invalidity of Provisions. If any provision of this Agreement is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

                      CERTIFICATE OF DESIGNATIONS

                                  of

                 SERIES G SUBORDINATED PREFERRED UNITS

                                  of

                         PRIDE COMPANIES, L.P.

         Pursuant to the Third Amended and Restated Agreement
                        of Limited Partnership

                    effective as of October 1, 1999



     Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P. (the "Company"), certifies that pursuant to authority contained in the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999, the Series G Subordinated Preferred Units are hereby established so that such series will have the designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

                 SERIES G SUBORDINATED PREFERRED UNITS

     Section 1. Number of Units and Designation. There is hereby established a series of preferred limited partnership Units of the Company with the designation "Series G Subordinated Preferred Units" (herein referred to as the "Series G Units"), which shall consist of a maximum of 3,145 Units, with a Stated Value per Unit of $1,000.00 (the "Stated Value").
     Section 2. Definitions. In addition to the definitions set forth elsewhere herein, the following terms shall have the meanings indicated:
     "Affiliate" of any Person is a Person that, directly or indirectly, controls, is controlled by or is under common control with such Person (and "control" means the power, directly or indirectly, to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, or to elect a majority of a Person's Board of Directors or equivalent governing body).
     "BankBoston Credit Agreement" means that certain Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, by and among the Company (as borrower), BankBoston, N.A. (as a lender and as agent), the guarantors parties thereto and the lenders from time to time parties thereto, as such agreement may be amended from time to time.
     "Business Day" means any day other than a Saturday, Sunday or a day on which commercial banks in Dallas, Texas are required or authorized to close.
     "Common Units" means the common limited partnership Units of the Company issued or authorized for issuance pursuant to the Partnership Agreement.
     "Credit Agreement" means the Sixth Restated and Amended Credit Agreement dated as of December 30, 1997, among the Company (as borrower), the Managing General Partner, the Special General Partner, Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (as guarantors), and Varde (as lender), as such agreement may be amended from time to time.
     "Distribution Rate" means the lesser of (i) 10% per annum and (ii) the Partnership's net income for such distribution period less any distributions paid or accrued for such distribution period on any of the Senior Securities.
     "Indebtedness" means all obligations, contingent or otherwise, which in accordance with GAAP are required to be classified upon the balance sheet of the Borrower (or other specified Person) as liabilities, but in any event including (without duplication);
     i.  borrowed money;
     ii. indebtedness evidenced by notes, debentures or similar instruments;
     iii.  Capitalized Lease Obligations;
     iv. the deferred purchase price of assets, services or securities, including related noncompetition, consulting and stock repurchase obligations (other than ordinary trade accounts payable within six months after the incurrence thereof in the ordinary course of business);
     v. mandatory redemption or dividend rights on capital stock (or other equity);
     vi. reimbursement obligations, whether contingent or matured, with respect to letters of credit, bankers acceptances, surety bonds, other financial guarantees and Interest Rate Protection Agreements (without duplication of other Indebtedness supported or guaranteed thereby);
     vii.  unfunded pension liabilities;
     viii. obligations that are immediately and directly due and payable out of the proceeds of or production from property;
       ix. liabilities secured by any Lien existing on property owned or acquired by the Borrower (or such specified Person), whether or not the liability secured thereby shall have been assumed; and
     x.  all Guarantees in respect of Indebtedness of others.
     The term "Capitalized Lease Obligations" means the amount of liability reflecting the aggregate discounted amount of future payments under all Capitalized Leases calculated in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board.
     The term "Capitalized Lease" means any lease which is required to be capitalized on the balance sheet of the lessee in accordance with GAAP, including Statement Nos. 13 and 98 of the Financial Accounting Standards Board.
     The term "Interest Rate Protection Agreement" means any interest rate swap, interest rate cap, interest rate hedge or other contractual arrangement that converts variable interest rates into fixed rates, fixed interest rates into variable rates or other similar arrangements.
     The term "Lien" means any lien, mortgage, security interest, tax lien, pledge, encumbrance, conditional sale or title retention arrangement, or any other interest in property designed to secure the repayment of Indebtedness, whether arising by agreement or under any statute or law, or otherwise.
     The term "Guarantee" of any Person means any contract, agreement or understanding of such Person pursuant to which such Person guarantees, or in effect guarantees, any Indebtedness of any other Person in any manner, whether directly or indirectly, including without limitation agreements: (i) to purchase such Indebtedness or any property constituting security therefor, (ii) to advance or supply funds (A) for the purchase or payment of such Indebtedness, or (B) to maintain net worth or working capital or other balance sheet conditions, or otherwise to advance or make available funds for the purchase or payment of such Indebtedness, (iii) to purchase property, securities or service primarily for the purpose of assuring the holder of such Indebtedness of the ability of the primary obligor to make payment of the Indebtedness, or (iv) otherwise to assure the holder of the Indebtedness of the primary obligor against loss in respect thereof; except that "Guarantee" shall not include the endorsement by the Company in the ordinary course of business of negotiable instruments or documents for deposit or collection.
     "Initial Issuance Date" means the date on which the first issuance of Series G Units occurs, whether such phrase is used in reference to Units issued on such date or on any subsequent date.
     "Junior Securities" means the Common Units and any other class or series of equity of the Company ranking junior to the Series G Units as to distributions or upon liquidation, dissolution or winding up, and the Units thereof.
     "Managing General Partner" means the corporation or other entity designated to serve as managing general partner of the Company pursuant to the Partnership Agreement.
     "Parity Securities" means any class or series of equity of the Company ranking on a parity with the Series G Units as to distributions or upon liquidation, dissolution or winding up, and the Units thereof.
     "Partnership Agreement" means that certain Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P., effective as of April 15, 1999, as such agreement may be amended.
     "Person" means an any individual, partnership, joint venture, corporation, limited liability company, trust, unincorporated organization or government or any department or agency thereof.
     "Restructuring Agreement" means that certain Restructuring and Override Agreement, dated as of December 30, 1997, by and among the Company, the Managing General Partner, the Special General Partner and Varde.
     "Senior Securities" means any class or series of equity of the Company ranking senior to the Series G Units as to distributions or upon liquidation, dissolution or winding up, and the Units thereof.
     "Series A Term Loan" means the term loan in the aggregate principal amount of $20,000,000 owed by the Company to Varde pursuant to the Credit Agreement.
     "Series A Unsecured Note" means the Convertible Unsecured Series A Promissory Notes of the Company in the aggregate initial principal amount of $2,500,000, issued by the Company to Varde pursuant to the Note Purchase Agreement.
     "Series B Units" means the Series B Cumulative Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated Certificate of Designations dated as of April 15, 1999, relating to such series. Series B Units are Senior Securities.
     "Series C Units" means the Series C Cumulative Convertible Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated Certificate of Designations dated as of April 15, 1999, relating to such series. Series C Units are Senior Securities.
     "Series D Units" means the Series D Cumulative Preferred Units of the Company issued in accordance with the Partnership Agreement and the Amended and Restated Certificate of Designations dated as of April 15, 1999. Series D Units are Junior Securities in relation to the Series B Units and Series C Units and Senior Securities in relation to Series G Units.
     "SGP Guarantee" means the guarantee by the Special General Partner of, among other things, (i) the distribution rights and liquidation preferences of the Series B Units, the Series C Units and the Series D Units and (ii) the obligations of the Company to Varde under the Series A Unsecured Note.
     "Special General Partner" means Pride SGP, Inc., a Texas corporation, or any successor in its capacity as special general partner of the Company.
     "Subsidiary" means, with respect to any Person, any corporation, association, partnership, joint venture, limited liability company or other business or corporate entity, enterprise or organization which is directly or indirectly (through one or more intermediaries) controlled by or owned fifty percent or more by such person.
     "Transfer Agent" means such agent or agents of the Company as may be designated by the Managing General Partner as the transfer agent for the Series G Units.
     "Units" means all or any or each, as the context may require, of the Series B Units, the Series C Units, the Series D Units and the Series G Units.
     "Varde" means Varde Partners, Inc., a Delaware corporation, and its successors and assigns.
     Section 3. Distributions; Allocation of Income. (a) The Company shall pay to the holders of the Series G Units, out of the assets of the Company at any time legally available for the payment of distributions, preferential quarterly distributions at the times and at the rates provided for in this Section 3.
     (b) No preferred distributions will be payable with respect to or accrue or accumulate with respect to the Series G Units until after the fifth anniversary of the date hereof.
     (c) Following the fifth anniversary of the date hereof and to the extent that funds are legally available therefor, distributions shall thereafter be paid quarterly, on and as of the fifth calendar day of each February, May, August and November (each, a "Distribution Payment Date"), on each Series G Unit outstanding at the Distribution Rate.
     The amount of the distribution payable on each Distribution Payment Date shall be determined by applying the Distribution Rate from and including the date immediately following the last previous Distribution Payment Date (or from and including the date of original issuance of the Series G Unit, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.
     (d) Distributions on the Series G Units shall be payable currently in cash. Distributions payable on any Redemption Date (as defined in Section 6 below) shall be calculated on the basis of the actual number of days elapsed including the Redemption Date or such final distribution date. Distributions payable on the Series G Units for any period of less than a full quarterly distribution period shall be computed on the basis of actual days elapsed, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of 360 days.
     (e) Distributions payable on each Distribution Payment Date shall be paid to record holders of the Series G Units as they appear on the books of the Company at the close of business on the tenth Business Day immediately preceding the respective Distribution Payment Date.
     (f) Except as otherwise provided in Section 1.1(f) of the Restructuring Agreement, so long as any Series G Units are outstanding:
     (i) No distribution shall be declared or paid, or set apart for payment on or in respect of any Junior Securities, including, without limitation, distributions payable in cash or other property or in Units of any Junior Security or other securities of the Company.
     (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Parity Securities, for any period unless distributions on all outstanding Series G Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. All distributions declared upon such Parity Securities shall be declared and paid pro rata with the Series G Units so that the amounts of distributions per Unit declared and paid on the Series G Units and such Parity Securities shall in all cases bear to each other the same ratio that distributions per Unit on the Series G Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.
     For purposes of this subsection (f), unless expressly stated otherwise herein, "distribution" shall include, without limitation, any distribution by the Company of cash, evidences of indebtedness, securities or other properties or assets of the Company, or of rights to purchase or otherwise acquire any of the foregoing, whether or not made out of profits, surplus or other funds of the Company legally available for the payment of distributions.
     (g) The holders of Series G Units will be allocated an amount of gross income equal to the amount of preferred distributions paid on the Series G Units prior to any allocation of income to the holders of Junior Securities.
     Section 4. Certain Covenants and Restrictions. So long as any Series G Units are outstanding:
     (a) The Company shall not reclassify or modify any Junior Security so that it becomes a Parity Security or Senior Security.
     (b) The Company shall not (i) pay any principal or interest on, or redeem, purchase or otherwise acquire for any consideration any Parity Securities or Junior Securities (or pay any money to a sinking fund or otherwise set apart any money, property or other consideration for the purchase or redemption of any Parity Securities or Junior Securities) or
(ii) pay, provide or distribute to the holders of any Parity Securities or Junior Securities, as such, any money, property, rights or other consideration, except for distributions to holders of Parity Securities permitted by Section 3(f)(ii) hereof.
     (c) Neither the Company nor the Managing General Partner shall amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, this Certificate of Designations, the Articles of Incorporation, bylaws or other organizational document of the Managing General Partner or any agreement entered into for the benefit of holders of Series G Units in any manner so as to affect adversely any of the preferences, rights or powers of the Series G Units.
     (d) From and after the fifth anniversary of the date hereof, the Company shall deliver to each holder of Series G Units one (1) copy of each of the following:
     1. Monthly Statements. As soon as available, and in any event within 30 days after the end of each calendar month, copies of the consolidated balance sheet of the Company as of the end of such month, and statements of income and retained earnings and changes in financial position and cash flows of the Company for that month and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year. Such statements shall be in reasonable detail, with a certificate of the chief financial officer of the Managing General Partner certifying that such statements are true and correct in all material respects to the best of his knowledge and prepared in accordance with generally accepted accounting principles ("GAAP"), consistently maintained and applied, subject to year-end audit adjustments.
     2. Annual Statements. As soon as available after each fiscal year end, and in any event within 90 days thereafter, copies of the consolidated balance sheet of the Company as of the close of such fiscal year and statements of income and retained earnings and cash flows of the Company for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon of independent public accountants selected by the Company.
     (i). SEC and Other Reports. Promptly upon its becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company to equity owners generally and of each regular or periodic report, registration statement or prospectus filed by the Company with any securities exchange or the Securities and Exchange Commission or any successor agency, and of any order issued by any court or governmental authority in any proceeding to which the Company is a party.
     (ii). Other Information. Such other information concerning the business, properties or financial condition of the Company as the holders of Series G Units representing 51% or more of the aggregate Stated Value of the outstanding Series G Units shall reasonably request.
     Compliance by the Company with any covenant contained in this
Section 4 may be waived in writing by the holders of Series G Units representing 51% or more of the aggregate Stated Value of the outstanding Series G Units. No such waiver shall be deemed to be a continuing waiver nor a waiver with respect to any other covenant of the Company or any other term, condition or provision hereof.
     Section 5. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company (in connection with the bankruptcy or insolvency of the Company or otherwise), whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Units or any other class or series of Junior Securities, the holder of each Series G Unit shall be entitled to receive in cash an amount equal to the Stated Value per Unit plus an amount equal to the aggregate dollar amount of a prorated distribution from the most recent Distribution Payment Date to such date of final distribution. No payment on account of any such liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Series G Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Series G Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, for purposes of this Section 5, neither a consolidation or merger of the Company with one or more partnerships, corporations or other entities nor a sale, lease, exchange or transfer of all or any part of the Company's assets for cash, securities or other property shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary if the surviving entity in any such consolidation, merger, sale, lease, exchange or transfer assumes in writing all the Company's obligations under this Certificate of Designations, the Amended and Restated Registration Rights Agreement, dated as of December 30, 1997, by and between the Company and Varde and the Pride SGP Equity Conversion Agreement, and the Warrants to Purchase Common Units, issued by the Company to each holder of Series B Units or Series C Units.
     (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series G Units, as provided in this
Section 5, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series G Units shall not be entitled to share therein.
     (c) At least 30 days prior to written notice of the commencement of any proceeding for or that may result in any liquidation, dissolution or winding up of the Company shall be given to holders of Series G Units, but neither the giving of such notice nor anything in this
Section 5 or any other provision hereof shall relieve the Company of its obligation to obtain consent from holders of Units as provided in
Section 9.
     Section 6. Optional Redemption. (a) The Company may redeem for cash at the latter of the retirement of the senior securities or any time after October 1, 2004, from any source of funds legally available therefor, in whole or in part, in the manner provided below any and all of the outstanding Series G Units at a redemption price per Unit (the "Redemption Price") equal to the Stated Value per Unit redeemed plus an amount in cash equal to the aggregate dollar amount of a prorated distribution from the most recent Distribution Payment Date to the Redemption Date added to the Stated Value. "Redemption Date" means the date fixed by the Company for redemption.
     (b) In connection with any optional redemption of Series G Units, at least 20 days and not more than 60 days prior to the Redemption Date, written notice (the "Redemption Notice") shall be sent simultaneously by certified mail, return receipt requested, and by telecopy to each holder of record of the Series G Units at the post office address last shown on the records of the Company for such holder. The Redemption Notice shall state:
     (i) whether all or less than all the outstanding Series G Units are to be redeemed and the total number of Series G Units being redeemed;
     (ii) the number of Series G Units held by the holder that the Company intends to redeem;
     (iii)  the Redemption Date and the Redemption Price;
     (iv) that the holder is to surrender to the Company, in the manner and at the place designated, the certificate or certificates representing the Series G Units to be redeemed; and
     (v) that an Escrow Account as described in the following paragraph has been established at a bank specified in the Redemption Notice.
     Not later than the date on which a Redemption Notice is mailed by the Company, the Company shall deposit in an escrow account (the "Escrow Account") for the pro rata benefit of the holders of the Series G Units to be redeemed the funds necessary for such redemption with a bank or trust company having capital and surplus of at least $500 million and approved in writing by the holders of Series G Units representing 51% or more of the aggregate Stated Value of the then outstanding Series G Units (the "Escrow Agent"). Any such funds that are unclaimed at the end of two years after the applicable Redemption Date shall revert to the general funds of the Company and, upon such reversion, the Escrow Agent shall, upon demand, pay such funds over to the Company and be relieved of all responsibility in respect thereof and any holder of Series G Units entitled to receive any of such funds shall thereafter look only to the Company for the payment of the Redemption Price. Any interest on funds included in the Escrow Account shall be for the account of the Company. The failure to establish the Escrow Account by the date specified in this paragraph shall cause the Redemption Notice that required such Escrow Account to have been established to be ineffective, and the Company shall not have any right to redeem any Series G Units pursuant to such Redemption Notice.
     On or before the Redemption Date each holder of Series G Units shall surrender to the Company the certificate or certificates representing such Series G Units to be redeemed, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price for such Series G Units shall be payable in cash on the Redemption Date to the Person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be canceled and retired. In the event that less than all Series
G Units represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Series G Units.
     In the event of a redemption of only a portion of the then outstanding Series G Units, the Company shall effect such redemption pro rata according to the number of Series G Units held by each holder.
     Unless the Company defaults in the payment in full of the Redemption Price, distributions on the Series G Units called for redemption shall cease to accumulate on the Redemption Date, and the holders of such Units redeemed shall cease to have any further rights with respect thereto on the Redemption Date, other than to receive the Redemption Price without interest.
     Section 7. Prohibitions on Issuance. All Series G Units repurchased, redeemed or otherwise acquired by the Company shall be retired and canceled and shall not be reissued.
     Section 8. Ranking. (a) The following equity securities of the Company shall rank senior to the Series G Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series G Units pursuant hereto: the Series B Units, the Series C Units and the Series D Units.
     (b) Without limiting the definition of "Junior Securities" contained in Section 2, the following equity securities of the Company shall rank junior to the Series G Units with respect to the payments required or permitted to be made to the holders thereof pursuant to their respective governing instruments and the payments required to be made to holders of the Series G Units pursuant hereto: the Common Units.
     Section 9. Voting. (a) So long as any Series G Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series G Units representing two-thirds or more of the aggregate Stated Value of the then outstanding Series G Units, amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series G Units that prescribe the terms and conditions of the Series G Units.
     (b) So long as any Series G Units remain outstanding, the Company will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of the Series G Units representing 51% or more of the aggregate Stated Value of the then outstanding Series G Units, (i) amend, alter or rescind (whether by merger, consolidation or otherwise) any of the provisions of the Partnership Agreement, the Certificate of Designations of the Series G Units that set forth the restrictions and covenants of the Company that benefit or protect the rights of holders of the Series G Units;
(ii) commence any voluntary proceeding (under bankruptcy, insolvency or similar laws or otherwise) for or that may result in the liquidation, dissolution or winding up of the Company, consent to the entry of an order for relief in an involuntary proceeding under any federal or state bankruptcy, insolvency or similar laws or to the appointment of a receiver, liquidator, assignee, custodian, trustee or other similar official of the Company or of any substantive part of its properties, or make an assignment for the benefit of its creditors or admit in writing its inability to pay its debts generally as they become due; or
(iv) reorganize, reclassify or change any outstanding securities, consolidate or merge with or into another partnership, corporation or other entity or sell or transfer the property of the Company as an entirety or substantially as an entirety.
     (c) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Series G Units shall not have any right to vote on any question presented to the holders of voting securities of the Company.
     Section 10. Record Holders. The Company and the Transfer Agent may deem and treat the record holder of any Series G Units as the true and lawful owner thereof for all purposes.
     Section 11. Notices. Except as otherwise expressly provided herein, all notices required or permitted to be given hereunder shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered or certified mail, return receipt requested, with postage prepaid, addressed: (a) if to the Company, to the offices of the Managing General Partner at 1209 N. 4th, Abilene, Texas 79601 (Attention: Brad Stephens), fax no. (915) 676-8792, or other agent of the Company designated as permitted hereby; or (b) if to any holder of the Series G Units, to such holder at the address of such holder as listed in the record books of the Company (which shall include the records of the Transfer Agent), or to such other address as the Company or holder, as the case may be, shall have designated by notice similarly given. As of the Initial Issuance Date, SGP's address for notice is:

     Pride SGP, Inc.
     1209 N. 4th
     Abilene, Texas 79601
     Attn: Dave Caddell
     Tel: (915) 677-5444
     Fax: (915) 676-8792.

     Section 12. Successors and Transferees. The provisions applicable to Series G Units shall bind and inure to the benefit of and be enforceable by the Company, the respective successors to the Company and by any holder of Series G Units.
     IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Company, by its Managing General Partner as of the 1st day of October, 1999.

                                  PRIDE COMPANIES, L.P.
                                  By:  Pride Refining, Inc.,
                                       its Managing General Partner


                                  By: s/Dave Caddell
                                  Name: Dave Caddell
                                  Title:  Vice President