Form 10-Q
period 2000-06-30
PRIDE COMPANIES LP
filed 2000-08-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                 Commission file number 1-10473

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

   Class                        Outstanding at August 1, 2000
   -----                        --------------------------
Common Units                            4,950,000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                          June 30,
                                            2000       December 31,
                                        (unaudited)        1999
                                        -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     3,632    $    16,183
  Accounts receivable, less allowance
    for doubtful accounts                    11,108          6,513
  Other current assets                          523            338
                                        -----------    -----------
    Total current assets                     15,263         23,034


Property, plant and equipment                30,574         30,669
Accumulated depreciation                    (14,633)       (14,048)
                                        -----------    -----------
Property, plant and equipment - net          15,941         16,621

Assets no longer used in the business         4,235          4,235
Deferred financing cost                       2,556          3,546
Other assets                                    183             70
                                        -----------    -----------
                                        $    38,178    $    47,506
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities:
  Accounts payable                      $    11,751    $    16,714
  Accrued payroll and related benefits          216            552
  Accrued taxes                               2,507          2,659
  Other accrued liabilities                     594            724
  Net current liabilities of
    discontinued operations                   1,276          2,837
  Current portion of long-term debt          25,708         25,799
                                        -----------    -----------
    Total current liabilities                42,052         49,285

Other long-term liabilities                   1,087          1,345
Net long-term liabilities of
  discontinued operations                     8,604          8,311
Redeemable preferred equity                  17,079         17,079

Partners' capital (deficiency):
  Preferred units to the Special
    General Partner (3,145 units
    authorized, 3,144 units
    outstanding)                              3,144          3,144
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                            (32,645)       (30,557)
  General partners' interest                 (1,143)        (1,101)
                                        -----------    -----------
                                        $    38,178    $    47,506
                                        ===========    ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                       Three Months Ended June 30,
                                            2000           1999
                                       -------------   -----------
Revenues                                 $    63,721   $    27,390

Cost of sales and operating expenses,
  excluding depreciation                      62,463        25,945
Marketing, general and
  administrative expenses                        770           884
Depreciation                                     364           364
                                         -----------   -----------
Operating income                                 124           197

Other income (expense):
  Interest income                                179            65
  Interest expense (including interest
    paid in kind of $803 and $677,
    respectively, and increasing rate
    accrued interest of ($129) and $164,
    respectively)                               (820)       (1,463)
  Credit and loan fees (including
    amortization of $495 and $440,
    respectively, and credit loan fees
    paid in kind of $0 and $100,
    respectively)                               (529)         (659)
  Other - net                                     (4)            5
                                         -----------   -----------
                                              (1,174)       (2,052)
                                         -----------   -----------
Net loss from continuing operations           (1,050)       (1,855)

  Discontinued operations:
    Net loss from operations
      of the Crude Gathering
      System prior to
      August 1, 1999                               -          (632)
                                         -----------   -----------
Net loss                                 $    (1,050)  $    (2,487)
                                         ===========   ===========
Basic and diluted loss
  per Common Unit:
  Net loss from continuing
    operations                           $      (.30)  $      (.46)
  Net loss from discontinued
    operations                                     -          (.13)
                                         -----------   -----------
Net loss                                 $      (.30)  $      (.59)
                                         ===========   ===========

Numerator:
  Net loss from continuing
    operations                           $    (1,050)  $    (1,855)
  Preferred distributions                       (462)         (474)
                                         -----------   -----------
    Net loss from continuing
      operations less preferred
      distributions                           (1,512)       (2,329)

    Net loss from continuing
      operations allocable to 2%
      general partner interest                   (30)          (47)
                                         -----------   -----------
    Numerator for basic and diluted
      earnings per unit from
      continuing operations              $    (1,482)  $    (2,282)
                                         ===========   ===========

    Net loss from
      discontinued operations            $         -   $      (632)

    Net loss from
      discontinued operations
      allocable to 2% general
      partner interest                             -           (13)
                                         -----------   -----------
    Numerator for basic and
      diluted earnings per
      unit from discontinued
      operations                         $         -   $      (619)
                                         ===========   ===========

    Numerator for basic and
      diluted earnings per
      unit                               $    (1,482)  $    (2,901)
                                         ===========   ===========

Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                         ===========   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                         Six Months Ended June 30,
                                            2000           1999
                                         -----------   -----------
Revenues                                 $   114,014   $    48,711

Cost of sales and operating expenses,
  excluding depreciation                     111,422        46,443
Marketing, general and
  administrative expenses                      1,581         1,808
Depreciation                                     735           723
                                         -----------   -----------
Operating income (loss)                          276          (263)

Other income (expense):
  Interest income                                304           100
  Interest expense (including interest
    paid in kind of $1,571 and $1,318,
    respectively, and increasing rate
    accrued interest of ($258) and $249,
    respectively)                             (1,659)       (2,842)
  Credit and loan fees (including
    amortization of $990 and $772,
    respectively, and credit and loan
    fees paid in kind of $0 and $100,
    respectively)                             (1,090)       (1,016)
  Other - net                                     39            51
                                         -----------   -----------
                                              (2,406)       (3,707)
                                         -----------   -----------
Net loss from continuing operations           (2,130)       (3,970)

  Discontinued operations:
    Net income from operations
      of the Crude Gathering
      System prior to
      August 1, 1999                               -           783
                                         -----------   -----------
Net loss                                 $    (2,130)  $    (3,187)
                                         ===========   ===========
Basic and diluted loss
  per Common Unit:
  Net loss from continuing
    operations                           $      (.60)  $      (.97)
  Net income from discontinued
    operations                                     -           .15
                                         -----------   -----------
Net loss                                 $      (.60)  $      (.82)
                                         ===========   ===========

Numerator:
  Net loss from continuing
    operations                           $    (2,130)  $    (3,970)
  Preferred distributions                       (914)         (932)
                                         -----------   -----------
    Net loss from continuing
      operations less preferred
      distributions                           (3,044)       (4,902)

    Net loss from continuing
      operations allocable to 2%
      general partner interest                   (61)          (98)
                                         -----------   -----------
    Numerator for basic and diluted
      earnings per unit from
      continuing operations              $    (2,983)  $    (4,804)
                                         ===========   ===========

    Net income from
      discontinued operations            $         -   $       783

    Net income from
      discontinued operations
      allocable to 2% general
      partner interest                             -            16
                                         -----------   -----------
    Numerator for basic and
      diluted earnings per
      unit from discontinued
      operations                         $         -   $       767
                                         ===========   ===========

    Numerator for basic and
      diluted earnings per
      unit                               $    (2,983)  $    (4,037)
                                         ===========   ===========

Denominator:
  Denominator for basic and diluted
    earnings per unit                          4,950         4,950
                                         ===========   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                         Six Months Ended June 30,
                                            2000           1999
                                         -----------   -----------
Cash flows from operating activities:
Net loss                                 $    (2,130)  $    (3,187)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                                 735         1,743
    Amortization of loan costs                   990           772
    Deferred tax benefit                           -           (65)
    Gain on sale of property,
      plant and equipment                        (47)          (18)
    Paid in kind interest and credit
      and loan fees                            1,571         1,418
    Increasing rate accrued interest            (258)          249
    Lower of cost or market adjustment             -        (1,197)
    Net effect of changes in:
      Accounts receivable                     (4,478)       (6,598)
      Other current assets                      (185)        1,015
      Accounts payable and other
        long-term liabilities                 (6,102)       12,523
      Accrued liabilities                       (864)          546
                                         -----------   -----------
        Total adjustments                     (8,638)       10,388
                                         -----------   -----------
Net cash provided by (used in)
operating activities                         (10,768)        7,201

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (111)         (662)
  Proceeds from asset disposals                  103           114
  Other                                         (113)            -
                                         -----------   -----------
Net cash used in investing activities           (121)         (548)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                    24        14,669
  Payments on debt and credit
    facilities                                (1,686)      (16,209)
                                         -----------   -----------
Net cash used in financing activities         (1,662)       (1,540)
                                         -----------   -----------
Net increase (decrease) in cash and
cash equivalents                             (12,551)        5,113

Cash and cash equivalents at the
beginning of the period                       16,183         2,592
                                         -----------   -----------
Cash and cash equivalents at the
end of the period                        $     3,632   $     7,705
                                         ===========   ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (the "Equilon Agreement") to market through its products pipeline and Products Terminals.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods.
     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.
     Pride Refining, Inc., a Texas corporation (the "Managing General Partner"), owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns the Series G Preferred Units (See Note 8) and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%.

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

3.   Net Loss Per Common Unit

     Basic net loss per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net loss per Common Unit is computed by adjusting the Common Units outstanding and net loss for the potential dilutive effect of the convertible securities and unit appreciation rights. However, the effect of these securities was antidilutive for the second quarters of 2000 and 1999 and the first six months of 2000 and 1999.

4.   Related Party Transactions

     In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest, the Series G Preferred Units (See
Note 8) and a 4.9% limited partner interest in the Partnership.
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     On December 31, 1997, certain members of management invested an aggregate of $2.0 million in the form of a note payable to Varde Partners, Inc. ("Varde") and received a one-third economic non-directive interest in the following: (i) $6.0 million of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) Series B Preferred Units, (v) Series C Preferred Units and (vi) Series D Preferred Units (See Notes 6 and 7). The note payable to Varde is secured by management's interest in such securities. Any current cash yield on management's share of such securities is paid to Varde as interest, net of applicable federal income tax.
     On July 25, 2000, the Managing General Partner of the Partnership purchased a call option from J-Hawk Corporation for $150,000 giving the Managing General Partner the right to purchase 930,000 Common Units of the Partnership. The call option is exercisable at any time from July 25, 2000 until December 31, 2000. Prior to December 2, 2000, the exercise price per unit is $0.27, and from December 2, 2000 to December 31, 2000, the exercise price per unit is $0.30.
     The units underlying the call option were acquired by J-Hawk Corporation in a separate transaction that also closed on July 25, 2000. The Managing General Partner was paid a $50,000 finder's fee by the Seller.
     Certain conflicts of interest, including potential non-arm's length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the unitholders and consequently must exercise good faith and integrity in handling the assets and affairs of the Partnership.

5.   Discontinued Operations

    As previously discussed, on October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Accordingly, the assets, liabilities and operating results of the Crude Gathering System have been segregated from the continuing operations and are reported as discontinued operations. Interest expense, except for interest on the note assumed by Sun, and general corporate administrative expenses were not allocated to the discontinued operations. However, interest expense related to continuing operations has declined since $15,000,000 of the proceeds were used to reduce debt.
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including five on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $95,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
    Revenues for the Crude Gathering System were $79,687,000 and $141,600,000 for the second quarter of 1999 and the first six months of 1999, respectively. Under the terms of the asset sale, the Partnership retained receivables of $13,669,000, other payables of $20,410,000, and crude suspense liability of $10,935,000 as of the disposal date of October 1, 1999.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and included in net current liabilities of discontinued operations with the remainder included in net long-term liabilities of discontinued operations. At June 30, 2000 and December 31, 1999, net long-term liabilities of discontinued operations included $8,685,000 and $8,392,000, respectively, related to crude suspense liabilities.
     Net current liabilities of discontinued operations included the following components (in thousands) as of:

                                            June 30,  December 31,
                                              2000        1999
                                            --------    --------
     Accounts receivable                    $   (146)   $   (263)
     Accounts payable                            437       1,109
     Crude suspense liability                    771       1,531
     Accrued payroll and related benefits        244         398
     Accrued taxes                               (30)          -
     Other accrued liabilities                     -          62
                                            --------    --------
                                            $  1,276    $  2,837
                                            ========    ========

     Net long-term liabilities of discontinued operations included the following components (in thousands) as of:

                                            June 30,  December 31,
                                              2000        1999
                                            --------    --------
     Other assets                           $    (81)   $    (81)
     Crude suspense liability                  8,685       8,392
                                            --------    --------
                                            $  8,604    $  8,311
                                            ========    ========

6.   Long-term Debt

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
    The BankBoston Revolver, as amended, is currently a $1,000,000 facility and provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of petroleum products and direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by certain payables for refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $4,919,000 as of June 30, 2000; however, the amount that can be drawn under the facility is currently limited to $1,000,000.
     The BankBoston facility matures January 2, 2001. Though no advances had been drawn under the letter of credit facility at June 30, 2000, the Partnership did have approximately $721,000 in outstanding letters of credit. The Partnership had $24,000 in advances outstanding under the BankBoston Revolver for direct cash borrowings as of June 30, 2000. The fee on outstanding letters of credit was 2.5% per annum as of June 30, 2000. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 9.5% at June 30, 2000. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of $50,000 per annum and restricts the payment of distributions to unitholders throughout the term of the credit agreement.
    As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan and scheduled principal payments, Varde now holds a Series A Term Loan of $3,620,000 ("A Term Loan"), Series B Term Loan of $12,806,000 ("B Term Loan"), Series C Term Loan of $6,103,000 ("C Term Loan") and Series A Unsecured Loan of $3,155,000 ("Subordinate Note A") as of June 30, 2000.
    Under the amended terms, cash interest payments on the Varde Revolver and cash interest and principal payments on the A Term Loan are limited to $2,500,000 per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan, Subordinate Note A, and distributions on Varde's preferred securities will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,720,000 of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $4,720,000 of the B Term Loan which is subject to interest rates of 12% through maturity. At June 30, 2000, the Subordinate Note A is convertible into 501,000 Common Units and bears interest at prime plus one percent.
     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense in the second quarters of 2000 and 1999 reflects the reversal of $129,000 and an accrual of $164,000, respectively, which is based on the difference between the effective interest rates and the stated rates. As a result of the cash interest and principal payment limitations, it is likely that all interest on the B Term Loan, C Term Loan, and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until the Partnership pays off such debt and preferred equity securities with proceeds from the DESC Claim (See Note 9).
     Effective April 15, 1999, the Partnership has a $3,000,000 revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowing under the Varde Revolver as of June 30, 2000. Cash advances under the Varde Revolver mature January 2, 2001.
     Fees paid to Varde in the form of additional Series B Term Loans were $100,000 in 1999.
     The A Term Loan is due on December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde Agreement as well as make payments of excess cash flow for the preceding year. Varde agreed to forego all regular principal payments in 1998 and 1999. However, as previously mentioned in connection with the Crude Gathering Sale, the Partnership applied $15,000,000 of the cash proceeds to the A Term Loan on October 1, 1999. The Partnership also made a scheduled principal payment of $1,353,000 in the second quarter of 2000.
     The Partnership received $45,706,000 on July 25, 2000, in connection with the DESC Claim (See Note 9) and expects to receive an additional $15,716,000, representing the interest component of the DESC Claim, in August, 2000. Provided the dispute with Varde (See
Note 9) concerning the application of the proceeds from the DESC Claim is resolved favorably, the Partnership plans to use a portion of the proceeds to retire all of Varde's outstanding debt.
    The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At June 30, 2000, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant"), earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant") and the requirement that the auditors' opinion on the financial statements contain no material qualifications or going concern uncertainties. Furthermore, as the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, management believes it is unlikely the Partnership can comply with its current debt covenants in the future. Accordingly, at June 30, 2000, all debt has been classified as current and BankBoston has requested their facility be refinanced. The Partnership plans on further reducing the BankBoston facility to $750,000 and retaining a portion of the proceeds from the DESC Claim (see Note 9) to provide the necessary working capital while the Partnership seeks a new working capital facility. However, there can be no assurance that the Partnership will be successful in obtaining a new working capital facility. Substantially all of the Partnership's assets are pledged as collateral to Varde and BankBoston in connection with the credit agreements.


7.   Redeemable Preferred Equity

    Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and holders of the preferred equity securities.
    In conjunction with Varde's assumption of the previous existing bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9,322,000 of Series B Cumulative Preferred Units ("Series B Preferred Units"), $5,000,000 of Series C Cumulative Preferred Units ("Series C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("Series D Preferred Units') which are all redeemable on December 31, 2002. At June 30, 2000, the Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. During the second quarters of 2000 and 1999, the Partnership accumulated arrearages of $462,000 and $422,000, respectively, on these preferred equity securities. Through June 30, 2000, these securities had total accumulated arrearages of $4,188,000. Provided the dispute with Varde (See Note 9) concerning the application of the proceeds from the DESC Claim is resolved favorably, the Partnership currently intends to redeem all except $5,000,000 of the most junior preferred equity securities. The Partnership expects to redeem additional preferred equity securities once a new working capital facility is in in place.
     The Partnership also accumulated arrearages of $52,000 on preferred equity securities owned by Pride SGP in the second quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearages."


8.   Partners' Capital (Deficiency)

     At June 30, 2000, Pride SGP held the Series G Preferred Units in the face amount of $3,144,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearage." The Series G Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the senior preferred units or October 1, 2004. The Series G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred securities issued to Varde or (ii) 10% per annum.
    At June 30, 2000 and December 31, 1999, 4,950,000 Common Units are outstanding, representing a 98% limited partner interest. Pride SGP and the public own 250,000 and 4,700,000 Common Units, respectively.
    Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the bank debt, expiration of all liabilities related to letters of credit, the termination of the credit agreement and the redemption of all preferred equity securities.
    At June 30, 2000, the Series B Preferred Units, Series C Preferred Units and Subordinate Note A held by Varde are convertible into 2,774,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,724,000 Common Units.

9.   Contingencies

    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $136,000 and had accrued for this amount at June 30, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
    On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America (DESC) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
    On May 10, 2000, the presiding judge in the Partnership's pending DESC Claim against the DESC rendered a judgment in favor of the Partnership in the amount of $45.7 million (comprised of an additional long-term contract premium of $23.4 million and an additional transportation premium of $22.3 million), with statutory interest under the Contract Disputes Act estimated to be $15.7 million through July 25, 2000. The total award is estimated to be approximately $61.4 million (assuming interest through July 25, 2000). The DESC did not appeal the decision and Pride received $45.7 million of the judgment on July 25, 2000 and expects to receive the remaining interest component in August, 2000.
     Due to various layers of debt and the Partnership's preferred equity, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity instruments (including distributions paid in kind on debt and accumulated arrearages owed on preferred instruments) and payments under the Partnership's bonus plan, it is expected that a common unitholder will be allocated income upon payment of the judgment without a corresponding distribution of cash to offset the tax liability that arises from such income. The Partnership had originally estimated that the net taxable income from the judgment that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, due to the dispute with Varde (see below), the timing and amount of certain deductions related to the DESC Claim is uncertain. As previously mentioned, the judgment would not be paid in a lump sum with the result that for tax purposes such net income will be reported to common unitholders in two different months.
     In accordance with the Partnership's partnership agreement, the Partnership's managing general partner has determined that for tax purposes it is necessary to establish a convention under which the income and certain expenses attributable to the judgment will be allocated to the holders of Common Units. Under that convention, common unitholders as of the close of business on the last business day of any month or months during which any proceeds are received by the Partnership will be allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during that month. The Partnership intends to take the position that suspended losses will be available to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service would agree with this position. The actual tax impact on a common unitholder depends upon his overall personal tax situation and whether he has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with his own tax advisor regarding his use of suspended losses.
     The Partnership had originally planned on eventually retiring all of Varde's debt and preferred equity securities with the proceeds from the DESC Claim and after a new working capital facility was in place. However, Varde is now taking the position that, after payment of the A Term Loan and $5,000,000 on the B Term Loan, it is entitled to one-third of the proceeds free and clear of any obligation to apply such proceeds to any of its notes or preferred equity securities. The Partnership had paid $16.6 million on July 25, 2000 and July 26, 2000, prior to Varde taking this position. The Partnership had designated the payments be used to retire the A Term Loan and B Term Loan. The Partnership strongly believes that the credit agreement between the Partnership and Varde clearly requires Varde to apply the remaining one-third of the proceeds to repay Varde's most senior securities. If Varde were to prevail on this issue, Varde would still own approximately $17.6 million of the Partnership's preferred equity securities if all the proceeds from the DESC Claim were used to pay off debt and redeem preferred equity securities.
     The Partnership has advised Varde that it does not intend to make any further payment until the issue is resolved. The Partnership filed suit against Varde in the District Court of Taylor County, Texas, on August 3, 2000, demanding among other things that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement.
     On August 8, 2000, Varde filed a notice of motion for summary judgment in lieu of complaint in the amount of $18.6 million plus interest from August 8, 2000 on the ground that the action is based upon an instrument for the payment of money only and the claim that there is no defense to their action. The motion was filed in the Supreme Court of New York County, New York.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L.P. (the "Partnership") is a Delaware limited partnership which owns and operates a products marketing business ("Products Marketing Business"). Prior to the sale of the operating assets utilized by the crude gathering business ("Crude Gathering System") to Sun Pipe Line Services, Inc. ("Sun") on October 1, 1999 (the "Crude Gathering Sale"), the Partnership also operated the crude gathering business.

     The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

Forward Looking Statements

    This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations, (v) fluctuations in refined product prices and their impact on working capital and the borrowing base under the Partnership's credit agreements, and (vi) resolution of the dispute with Varde Partners, Inc. ("Varde") concerning the application of proceeds from the DESC claim. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings."

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

Second Quarter 2000 Compared to Second Quarter 1999

     General. Net loss for the second quarter of 2000 was $1.1 million compared to net loss of $2.5 million for the second quarter of 1999. The results for the second quarter of 1999 included $632,000 of net loss from discontinued operations.

    Continuing Operations (Products Marketing Business). Net loss from continuing operations was $1.1 million for the second quarter of 2000 compared to net loss from continuing operations of $1.9 million for the second quarter of 1999. The results for the second quarter of 2000 improved due to lower interest expense due to the payment of $15.0 million on the A Term Loan (See "- Financial Condition") from the proceeds on the sale of the Crude Gathering System and lower credit and loan fees.

     Operating income for the Products Marketing Business was $124,000 for the second quarter of 2000 compared to operating income of $197,000 for the second quarter of 1999. Depreciation expense for the Products Marketing Business was $364,000 for both the second quarters of 2000 and 1999. Operating income excluding depreciation for the Products Marketing Business was $488,000 for the second quarter of 2000 compared to operating income excluding depreciation of $561,000 for the second quarter of 1999. The decline in the second quarter of 2000 was primarily due to a $504,000 decline in gross margins which was partially offset by a $317,000 reduction in operating expenses and a $114,000 reduction in marketing, general and administrative expenses. During the second quarter of 2000, the Partnership marketed 19,328 barrels per day ("BPD") of refined products compared to 13,751 BPD for the second quarter of 1999. The net margin per barrel (after marketing, general and administrative expenses) for the second quarter of 2000 was $0.07 compared to $0.16 for the second quarter of 1999.

    Discontinued Operations (Crude Gathering System). Net loss from discontinued operations was $632,000 for the second quarter of 1999. Operating loss, depreciation expense and operating income excluding depreciation from discontinued operations was $310,000, $511,000 and $201,000, respectively, for the second quarter of 1999. The volume of crude oil gathered by the Crude Gathering System was 37,308 BPD for the second quarter of 1999. For the second quarter of 1999, net margin was negative $0.09 per barrel.

First Six Months of 2000 Compared to First Six Months of 1999

     General. Net loss for the first six months of 2000 was $2.1 million compared to net loss of $3.2 million for the first six months of 1999. The results for the first six months of 1999 included
$783,000 of net income from discontinued operations.

    Continuing Operations (Products Marketing Business). Net loss from continuing operations was $2.1 million for the first six months of 2000 compared to net loss from continuing operations of $4.0 million for the first six months of 1999. The results for the first six months of 2000 improved due to lower operating expenses and marketing, general and administrative expenses and lower interest expense due to the payment of $15.0 million on the A Term Loan (See "- Financial Condition") from the proceeds on the sale of the Crude Gathering System.

     Operating income for the Products Marketing Business was $276,000 for the first six months of 2000 compared to operating loss of $263,000 for the first six months of 1999. Depreciation expense for the Products Marketing Business was $735,000 for the first six months of 2000 compared to $723,000 for the first six months of 1999. Operating income excluding depreciation for the Products Marketing Business was $1.0 million for the first six months of 2000 compared to operating income excluding depreciation of $460,000 for the first six months of 1999. The improvement in the first six months of 2000 was primarily due to a $681,000 reduction in operating expenses and a $227,000 reduction in marketing, general and administrative expenses. During the first six months of 2000, the Partnership marketed 17,482 BPD of refined products compared to 13,768 BPD for the first six months of 1999. The net margin per barrel (after marketing, general and administrative expenses) for the first six months of 2000 was positive $0.09 compared to negative $0.11 for the first six months of 1999.

    Discontinued Operations (Crude Gathering System). Net income from discontinued operations was $783,000 for the first six months of 1999 and included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at June 30, 1999. Operating income, depreciation expense and operating income excluding depreciation from discontinued operations was $1.4 million, $1.0 million and $2.4 million, respectively, for the first six months of 1999. The volume of crude oil gathered by the Crude Gathering System was 38,780 BPD for the first six months of 1999. For the first six months of 1999, net margin was $0.20 per barrel.


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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $439,000 in the last six months of 2000 and for the year ended December 31, 2001 on several projects to maintain compliance with various other environmental requirements including $136,000 related to an investigative study by the Texas Natural Resource Conservation Commission and $95,000 related to the cleanup of an existing crude oil leak. The remaining $208,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $136,000 and had accrued for this amount at June 30, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

     Other Factors. On May 10, 2000, the presiding judge in the Partnership's pending DESC Claim against the DESC rendered a judgment in favor of the Partnership in the amount of $45.7 million (comprised of an additional long-term contract premium of $23.4 million and an additional transportation premium of $22.3 million), with statutory interest under the Contract Disputes Act estimated to be $15.7 million through July 25, 2000. The total award is estimated to be approximately $61.4 million (assuming interest through July 25, 2000). The DESC did not appeal the decision and Pride received $45.7 million of the judgment on July 25, 2000 and expects to receive the remaining interest component in August, 2000.

     Due to various layers of debt and the Partnership's preferred equity, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity instruments (including distributions paid in kind on debt and accumulated arrearages owed on preferred instruments) and payments under the Partnership's bonus plan, it is expected that a common unitholder will be allocated income upon payment of the judgment without a corresponding distribution of cash to offset the tax liability that arises from such income. The Partnership had originally estimated that the net taxable income from the judgment that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, due to the dispute with Varde (see below), the timing and amount of certain deductions is uncertain. As previously mentioned, the judgment will not be paid in a lump sum with the result that for tax purposes such net income will be reported to common unitholders in two different months.

     In accordance with the Partnership's partnership agreement, the Partnership's managing general partner has determined that for tax purposes it is necessary to establish a convention under which the income and certain expenses attributable to the judgment will be allocated to the holders of common units. Under that convention, common unitholders as of the close of business on the last business day of any month or months during which any proceeds are received by the Partnership will be allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during that month. The Partnership intends to take the position that suspended losses will be available to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service would agree with this position. The actual tax impact on a common unitholder depends upon his overall personal tax situation and whether he has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with his own tax advisor regarding his use of suspended losses.

     The Partnership had originally planned on eventually retiring all of Varde's debt and preferred equity securities with the proceeds from the DESC Claim and after a new working capital facility was in place. However, Varde is now taking the position that, after payment of the A Term Loan and $5,000,000 on the B Term Loan, it is entitled to one-third of the proceeds free and clear of any obligation to apply such proceeds to any of its notes or preferred equity securities. The Partnership had paid $16.6 million on July 25, 2000 and July 26, 2000, prior to Varde taking this position. The Partnership had designated the payments be used to retire the A Term Loan and B Term Loan. The Partnership strongly believes that the credit agreement between the Partnership and Varde clearly requires Varde to apply the remaining one-third of the proceeds to repay Varde's most senior securities. If Varde were to prevail on this issue, Varde would still own approximately $17.6 million of the Partnership's preferred equity securities if all the proceeds from the DESC Claim were used to pay off debt and redeem preferred equity securities.

     The Partnership has advised Varde that it does not intend to make any further payment until the issue is resolved. The Partnership filed suit against Varde in the District Court of Taylor County, Texas, on August 3, 2000, demanding among other things that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement.

     On August 8, 2000, Varde filed a notice of motion for summary judgment in lieu of complaint in the amount of $18.6 million plus interest from August 8, 2000 on the ground that the action is based upon an instrument for the payment of money only and the claim that there is no defense to their action. The motion was filed in the Supreme Court of New York County, New York.

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. From September 30, 1998 to December 31, 1999, Equilon maintained the refined products inventory in tanks leased to Equilon by the Partnership at the Partnership's marketing facilities. As a result, the Partnership purchased product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduced the lag between the time the Partnership paid Equilon for the product, 10 to 20 days after the sale, and the time the Partnership received payment from its customers. Beginning January 1, 2000, the Partnership is required to reimburse Equilon its carrying costs of inventory, including interest costs. To offset the interest costs associated with carrying the inventory and to reduce the letters of credit fees, the Partnership deposited $14.0 million with Equilon in the first and second quarters of 2000, which is included as an offset in accounts payable. Equilon will pay the Partnership interest income on the difference between the amount deposited and the value of the refined products inventory maintained by Equilon at the Partnership's terminals.

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

     The BankBoston Revolver, as amended, is currently a $1.0 million facility and provides for the issuance of letters of credit to third parties to support the Partnership's purchase or exchange of crude oil and petroleum products and direct cash borrowings for general working capital purposes. Amounts available under the BankBoston Revolver are subject to a borrowing base calculated as the sum of the Partnership's cash and cash equivalents, certain receivables, deposits, inventory and other amounts, reduced by certain payables for refined products. The amount available under the borrowing base net of outstanding letters of credit and advances under the BankBoston Revolver was $4.9 million as of June 30, 2000; however, the amount that can be drawn under the facility is currently limited to $1.0 million.

     The BankBoston facility matures January 2, 2001. Though no advances had been drawn under the letter of credit facility at June 30, 2000, the Partnership did have approximately $721,000 in outstanding letters of credit. The Partnership had $24,000 in advances outstanding under the BankBoston Revolver for direct cash borrowings as of June 30, 2000. The fee on outstanding letters of credit was 2.5% per annum as of June 30, 2000. There is also an issuance fee of 0.125% per annum on the face amount of each letter of credit. The fee for the unused portion of the BankBoston Revolver is 0.5% per annum. Under the terms agreed to by the parties, cash borrowings under the BankBoston Revolver will bear interest at prime plus 1.75%. The prime rate was 9.5% at June 30, 2000. The credit agreement evidencing the BankBoston Revolver also requires the Partnership to pay an agency fee of $50,000 per annum and restricts the payment of distributions to unitholders throughout the term of the credit agreement.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan and scheduled principal payments, Varde now holds a Series A Term Loan of $3.6 million ("A Term Loan"), Series B Term Loan of $12.8 million ("B Term Loan"), Series C Term Loan of $6.1 million ("C Term Loan") and Series A Unsecured Loan of $3.2 million ("Subordinate Note A") as of June 30, 2000.

     Under the amended terms, cash interest payments on the Varde Revolver and cash interest and principal payments on the A Term Loan are limited to $2.5 million per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan, Subordinate Note A, and distributions on Varde's preferred securities will be paid in kind or accumulate in arrears. The A Term Loan, B Term Loan, and C Term Loan bear interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4.7 million of the B Term Loan which is subject to interest rates of 18% through maturity. In addition, if the A Term Loan is repaid or refinanced, the B Term Loan and C Term Loan bear interest at 11% the first three years, 13% in the fourth year and 15% in the fifth year, except for $4.7 million of the B Term Loan which is subject to interest rates of 12% through maturity. At June 30, 2000, the Subordinate Note A is convertible into 501,000 Common Units and bears interest at prime plus one percent.

     Because a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt. Interest expense in the second quarters of 2000 and 1999 reflects the reversal of $129,000 and an accrual of $164,000, respectively, which is based on the difference between the effective interest rates and the stated rates. As a result of the cash interest payment limitations, it is likely that all interest on the B Term Loan, C Term Loan, and Subordinate Note A will be paid in kind and all preferred distributions will accumulate in arrears until the Partnership pays off such debt and preferred equity securities with proceeds from the DESC Claim. See "Part II. Other Information,
Item 1. Legal Proceedings."

     Effective April 15, 1999, the Partnership has a $3.0 million revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowing under the Varde Revolver as of June 30, 2000. Cash advances under the Varde Revolver mature January 2, 2001.

     Fees paid to Varde in the form of additional Series B Term Loans were $100,000 in 1999.

     The A Term Loan is due on December 31, 2002. The B Term Loan, C Term Loan and Subordinate Note A are also due December 31, 2002 if the A Term Loan has not been refinanced. If the A Term Loan is refinanced, the B Term Loan, C Term Loan and Subordinate Note A mature 180 days after the maturity of the new term loan, but no later than June 30, 2003. The Partnership is required to make quarterly principal payments on the A Term Loan as set forth in the Varde Agreement as well as make payments of excess cash flow for the preceding year. Varde agreed to forego all regular principal payments in 1998 and 1999. However, as previously mentioned in connection with the Crude Gathering Sale, the Partnership applied $15.0 million of the cash proceeds to the A Term Loan on October 1, 1999. The Partnership also made a scheduled principal payment of $1.4 million in the second quarter of 2000.

     The Partnership received $45,706,000 on July 25, 2000 in connection with the DESC Claim (See "Part II. Other Information, Item
1. Legal Proceedings.") and expects to receive an additional $15,716,000, representing the interest component of the DESC Claim, in August, 2000. Provided the dispute with Varde (See "Part II. Other Information, Item 1. Legal Proceedings") concerning the application of the proceeds from the DESC Claim is resolved favorably, the Partnership plans to use a portion of the proceeds to retire all of Varde's outstanding debt.

     The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7.5 million over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights.

     On December 31, 1997, certain members of management invested an aggregate of $2.0 million in the form of a note payable to Varde and received a one-third economic non-directive interest in the following:
(i) $6.0 million of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), (v) Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and (vi) Series D Cumulative Convertible Preferred Units ("Series D Preferred Units"). The note payable to Varde is secured by management's interest in such securities. Any current cash yield on management's share of such securities is paid to Varde as interest, net of applicable federal income tax.

     Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, pro rata to the Series B
Preferred Units and Series C Preferred Units, and Series D Preferred
Units.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the first six months of 2000, cash was utilized as a result of an increase in accounts receivable (as a result of the higher refined product prices) and a decrease in accounts payable (resulting from the $14.0 million in cash deposited with Equilon). For the first six months of 1999, cash was provided by an increase in accounts payable (resulting from the higher crude oil prices and refined product prices). This was partially offset by an increase in accounts receivable (resulting from higher crude oil prices and refined product prices).

     The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At June 30, 2000, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant"), earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant") and the requirement that the auditors' opinion on the financial statements contain no material qualification or going concern uncertainties. Furthermore, as the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, management believes it is unlikely the Partnership can comply with its current debt covenants. Accordingly, at June 30, 2000, all debt has been classified as current and BankBoston has requested their facility be refinanced. The Partnership plans on further reducing the BankBoston facility to $750,000 and retaining a portion of the proceeds from the DESC Claim (See "Part II. Other Information, Item
1. Legal Proceedings") to provide the necessary working capital while the Partnership seeks a new working capital facility. However, there can be no assurance that the Partnership will be successful in obtaining a new working capital facility. Substantially all of the Partnership's assets are pledged as collateral to Varde and BankBoston in connection with the credit agreements.

     The Partnership continues to incur net losses and it has a working capital deficiency. Operating results have suffered as a result of increasing competition, depressed operating margins and higher financing costs. The loss from continuing operations for the second quarter of 2000 was $1.1 million compared to $1.9 million for the second quarter of 1999. At June 30, 2000, the Partnership was not in compliance with certain financial covenants contained in the various credit agreements resulting in the Partnership's debt being classified as current.

     The Partnership's ability to generate profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the U.S. Government which began April 1, 2000 and ends March 31, 2001, the Partnership will supply approximately 52.3 million gallons, which is a 107% increase over the volumes that it supplied under the contract which began April 1, 1999 and ended March 31, 2000; however, margins under the new contract will be below last year's contract.

     As a result of problems associated with the startup of the new products pipeline by Equilon in 1998, Equilon agreed to certain contract concessions. On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon leased certain tankage from the Partnership and sells refined products to the Partnership daily from such facilities, thus eliminating the need for the Partnership to maintain its own refined products inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000, which primarily includes interest costs. To offset such carrying costs and to reduce letters of credit fees, the Partnership deposited cash of $14.0 million in the first and second quarters of 2000 with Equilon, which is included as an offset in accounts payable. As a result, Equilon will not include interest charges in their carrying costs of inventory. In addition, Equilon will pay the Partnership interest on the excess of the $14.0 million cash deposit over the value of the inventory, which was approximately $12.5 million at June 30, 2000.

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

     As a result of the receipt of $45.7 million on July 25 2000 and the expected receipt of $15.7 million in August, 2000, from the DESC Claim, the Partnership believes that it will have adequate liquidity after any payments to Varde. Further, management is attempting to sell the idle refining equipment and pipeline to further increase working capital.

Capital Expenditures

     Capital expenditures totaled $20,000 and $111,000 for the second quarter of 2000 and the first six months of 2000, respectively, compared to $392,000 and $662,000 for the second quarter of 1999 and the first six months of 1999, respectively. The second quarter of 1999 and first six months of 1999 included $107,000 and $326,000, respectively, in capital expenditures for the Crude Gathering System.

     Management anticipates spending $287,000 in the last six months of 2000 for environmental expenditures, of which $184,000 was accrued at June 30, 2000 and capital expenditures for 2000, are budgeted at $200,000.

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

     In conjunction with Varde's assumption of the previous existing bank debt, Varde received preferred equity securities. As a result of the assumption, Varde now holds preferred equity securities including $9.3 million of Series B Preferred Units, $5.0 million of Series C Preferred Units and $2.8 million of Series D Preferred Units which are all redeemable on December 31, 2002. At June 30, 2000, the Series B Preferred Units and Series C Preferred Units are convertible into 1,480,000 and 794,000 Common Units, respectively. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. During the second quarters of 2000 and 1999, the Partnership accumulated arrearages of $462,000 and $422,000, respectively, on these preferred equity securities. Through June 30, 2000, these securities had total accumulated arrearages of $4.2 million. Provided the dispute with Varde (See "Item II. Other Information, Part 1. Legal Proceedings") concerning the application of the proceeds from the DESC Claim is resolved favorably, the Partnership currently intends to redeem all except $5.0 million of the most junior preferred equity securities. The Partnership expects to redeem additional preferred equity securities once a new working capital facility is in place.

     The Partnership also accumulated arrearages of $52,000 on preferred equity securities owned by Pride SGP in the second quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership (see below).

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

     At June 30, 2000, Pride SGP held the Series G Preferred Units in the face amount of $3.1 million.

     At June 30, 2000 and December 31, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. Pride SGP and the public own 250,000 and 4,700,000 Common Units, respectively.

     The Common Units rank behind the Partnership's bank indebtedness, its indebtedness with Varde and the Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series G Preferred
Units (collectively "Preferred Equity"). As a result of the layers of debt and the Preferred Equity ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the debt instruments and Preferred Equity instruments (including accumulated arrearages on the Preferred Equity), it is possible that a common unitholder will be allocated income under the Partnership Agreement without a corresponding distribution of cash to offset the tax liability that arises upon such allocation of income at such time as operations, assets sales or the DESC Claim generate cash which can be used to repay indebtedness under the Varde credit agreement or retire the Preferred Equity. The actual impact on a common unitholder of repayment of debt and retirement of the Preferred Equity is dependent upon each common unitholder's personal tax basis in his or her Common Units and his/her overall personal tax situation.

     Under the terms of the Partnership's credit agreement, the bank restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the debt, expiration of all liabilities related to letters of credit, and the termination of the credit agreement and the redemption of all preferred equity securities.

     At June 30, 2000, the Series B Preferred Units, Series C
Preferred Units and Subordinate Note A held by Varde are convertible into 2,774,000 Common Units. If Varde converted all of their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,724,000 Common Units.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $136,000 and had accrued for this amount at June 30, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.

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

     On May 10, 2000, the presiding judge in the Partnership's pending DESC Claim against the DESC rendered a judgment in favor of the Partnership in the amount of $45.7 million (comprised of an additional long-term contract premium of $23.4 million and an additional transportation premium of $22.3 million), with statutory interest under the Contract Disputes Act estimated to be $15.7 million through July 25, 2000. The total award is estimated to be approximately $61.4 million (assuming interest through July 25, 2000). The DESC did not appeal the decision and Pride received $45.7 million of the judgment on July 25, 2000 and expects to receive the remaining interest component in August, 2000.

     Due to various layers of debt and the Partnership's preferred equity, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity instruments (including distributions paid in kind on debt and accumulated arrearages owed on preferred instruments) and payments under the Partnership's bonus plan, it is expected that a common unitholder will be allocated income upon payment of the judgment without a corresponding distribution of cash to offset the tax liability that arises from such income. The Partnership had originally estimated that the net taxable income from the judgment that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, due to the dispute with Varde (see below), the timing and amount of certain deductions related to the DESC Claim is uncertain. As previously mentioned, the judgment will not be paid in a lump sum with the result that for tax purposes such net income will be reported to common unitholders in two different months.

     In accordance with the Partnership's partnership agreement, the Partnership's managing general partner has determined that for tax purposes it is necessary to establish a convention under which the income and certain expenses attributable to the judgment will be allocated to the holders of common units. Under that convention, common unitholders as of the close of business on the last business day of any month or months during which any proceeds are received by the Partnership will be allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during that month. The Partnership intends to take the position that suspended losses will be available to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service would agree with this position. The actual tax impact on a common unitholder depends upon his overall personal tax situation and whether he has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with his own tax advisor regarding his use of suspended losses.

     The Partnership had originally planned on eventually retiring all of Varde's debt and preferred equity securities with the proceeds from the DESC Claim and after a new working capital facility was in place. However, Varde is now taking the position that, after payment of the A Term Loan and $5,000,000 on the B Term Loan, it is entitled to one-third of the proceeds free and clear of any obligation to apply such proceeds to any of its notes or preferred equity securities. The Partnership had paid $16.6 million on July 25, 2000 and July 26, 2000, prior to Varde taking this position. The Partnership had designated the payments be used to retire the A Term Loan and B Term Loan. The Partnership strongly believes that the credit agreement between the Partnership and Varde clearly requires Varde to apply the remaining one-third of the proceeds to repay Varde's most senior securities. If Varde were to prevail on this issue, Varde would still own approximately $17.6 million of the Partnership's preferred equity securities if all the proceeds from the DESC Claim were used to pay off debt and redeem preferred equity securities.

     The Partnership has advised Varde that it does not intend to make any further payment until the issue is resolved. The Partnership filed suit against Varde in the District Court of Taylor County, Texas, on August 3, 2000, demanding among other things that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement.

     On August 8, 2000, Varde filed a notice of motion for summary judgment in lieu of complaint in the amount of $18.6 million plus interest from August 8, 2000 on the ground that the action is based upon an instrument for the payment of money only and the claim that there is no defense to their action. The motion was filed in the Supreme Court of New York County, New York.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Under the terms agreed to on April 15, 1999, payments to Varde are capped at $2.5 million per annum. To the extent the interest and distributions on the various Varde securities exceed the cap on cash payments, the excess will be paid in kind or increase accumulated arrearages, respectively.

     Distributions on the Series B Preferred Units, the Series C Preferred Units and the Series D Preferred Units are payable on the 5th day of the second month in each quarter. Distributions are subject to the cap on payments to Varde. Accordingly, for the second quarters of 2000 and 1999, the Partnership accumulated arrearages of $462,000 and $422,000, respectively, on these preferred equity securities. Through June 30, 2000, these securities had total accumulated arrearages of $4.2 million. Provided the dispute with Varde (See "-Item 1. Legal Proceedings") concerning the application of the proceeds from the DESC Claim is resolved favorably, the Partnership currently intends to redeem all except $5.0 million of the most junior preferred equity securities held by Varde. The Partnership expects to redeem additional preferred equity securities once a new working capital facility is in place.

     The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. At June 30, 2000, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant"), earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant") and the requirement that the auditors' opinion on the financial statements contain no material qualification or going concern certainties. Furthermore, as the covenants in the current loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, management believes it is unlikely the Partnership can comply with its current debt covenants. Accordingly, at June 30, 2000, all debt has been classified as current and BankBoston has requested their facility be refinanced. The Partnership plans on further reducing the BankBoston facility to $750,000 and retaining a portion of the proceeds from the DESC Claim (See "-Item 1. Legal Proceedings") to provide the necessary working capital while the Partnership seeks a new working capital facility. However, there can be no assurance that the Partnership will be successful in obtaining a new working capital facility. Substantially all of the Partnership's assets are pledged as collateral to Varde and BankBoston in connection with the credit agreements.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     As a result of the proceeds from the DESC Claim, the fair value of the debt and preferred equity securities has increased significantly relative to the face amount of such debt and preferred equity securities. No other material changes have occurred related to market risks as disclosed in the Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

   a.  Exhibits:

 4.1   Certificate of Limited Partnership of the Partnership
       (incorporated by reference to Exhibit 3.1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-
       10473)).

 4.2   Third Amended and Restated Agreement of Limited
       Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form
       10-KA for the fiscal year ended December 31, 1999
       (Commission File No. 1-10473)).

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

27.    Financial Data Schedule for the Second Quarter of 2000.

   b.  Reports on Form 8-K:

       Notice to common unitholders concerning the Defense
       Energy Support Center's decision not to appeal the $45.7 million judgment in favor of the Partnership, plus estimated statutory interest through July 25, 2000 of $15.7 million dated July 25, 2000.

       Announcement that Pride Refining, Inc., the managing general partner of the Partnership, had entered into a call option with J-Hawk Corporation giving Pride
       Refining, Inc. the right to purchase 930,000 Common
       Units of the Partnership dated July 27, 2000.

       Notice to common unitholders of dispute with Varde concerning the application of proceeds from the DESC Claim to Varde's debt and preferred equity securities dated July 28, 2000.



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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   August 14, 2000       /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   August 14, 2000       /s/ George Percival
                              Principal Financial Officer

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

 4.2   Third Amended and Restated Agreement of Limited
       Partnership of the Partnership (incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form
       10-KA for the fiscal year ended December 31, 1999
       (Commission File No. 1-10473)).

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

27.    Financial Data Schedule for the Second Quarter of 2000.