Form 10-Q
period 2000-09-30
PRIDE COMPANIES LP
filed 2000-11-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000
                 Commission file number 1-10473

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

   Class                        Outstanding at November 1, 2000
   -----                        -------------------------------
Common Units                                4,950,000

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                        September 30,
                                            2000       December 31,
                                        (unaudited)        1999
                                        ------------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     9,604    $    16,183
  Restricted cash (including the
    Deposits)                                17,273              -
  Accounts receivable, less allowance
    for doubtful accounts                    12,000          6,513
  Other current assets                          670            338
                                        -----------    -----------
    Total current assets                     39,547         23,034

Property, plant and equipment                30,582         30,669
Accumulated depreciation                    (14,999)       (14,048)
                                        -----------    -----------
Property, plant and equipment - net          15,583         16,621

Assets no longer used in the business         4,235          4,235
Deferred financing cost                           -          3,546
Other assets                                    181             70
                                        -----------    -----------
                                        $    59,546    $    47,506
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities:
  Accounts payable                      $     5,838    $    16,714
  Accrued payroll and related benefits          200            552
  Accrued taxes                                 980          2,659
  Other accrued liabilities                     676            724
  Net current liabilities of
    discontinued operations                   1,045          2,837
  Current portion of long-term debt           9,359         25,799
  Current portion of preferred equity
    and accumulated arrearages                7,001              -
                                        -----------    -----------
    Total current liabilities                25,099         49,285

Other long-term liabilities                       -          1,345
Net long-term liabilities of
  discontinued operations                     8,584          8,311
Redeemable preferred equity                  12,290         17,079

Partners' capital (deficiency):
  Preferred units to the Special
    General Partner (3,145 units
    authorized, 3,144 units
    outstanding)                              3,144          3,144
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                             10,688        (30,557)
  General partners' interest                   (259)        (1,101)
                                        -----------    -----------
                                        $    59,546    $    47,506
                                        ===========    ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                     Three Months Ended September 30,
                                            2000           1999
                                         -----------   -----------
Revenues                                 $    61,229   $    39,582
Net DESC proceeds-First DESC Receipt          39,798             -

Cost of sales and operating expenses,
  excluding depreciation                      60,362        38,805
Marketing, general and
  administrative expenses                      7,927           953
Depreciation                                     367           399
                                         -----------   -----------
Operating income (loss)                       32,371          (575)

Other income (expense):
  Interest income                                174            85
  Interest income from DESC-Second
    DESC Receipt                              15,815             -
  Interest expense (including interest
    paid in kind of $102 and $690,
    respectively, and increasing rate
    accrued interest of ($1,087) and
    $137, respectively)                          797        (1,468)
  Credit and loan fees (including
    amortization and write off of
    $2,556 and $495, respectively)            (2,731)         (508)
  Other - net                                      3           (30)
                                         -----------   -----------
                                              14,058        (1,921)
                                         -----------   -----------
Net income (loss) from continuing
    operations                                           46,429        (2,496)

  Discontinued operations:
    Net loss from operations of the
      Crude Gathering System prior
      to August 1, 1999                            -          (514)
                                         -----------   -----------
Net income (loss)                        $    46,429   $    (3,010)
                                         ===========   ===========



Basic income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $      9.11   $      (.59)
  Net loss from discontinued
    operations                                     -          (.10)
                                         -----------   -----------
Basic net income (loss)                  $      9.11   $      (.69)
                                         ===========   ===========

Diluted income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $      6.33   $      (.59)
  Net loss from discontinued
    operations                                     -          (.10)
                                         -----------   -----------
Diluted net income (loss)                $      6.33   $      (.69)
                                         ===========   ===========

Numerator for basic net earnings
  per unit:
  Net income (loss) from continuing
    operations                           $    46,429   $    (2,496)
  Preferred distributions                       (426)         (481)
                                         -----------   -----------
    Net income (loss) from continuing
      operations less preferred
      distributions                           46,003        (2,977)

    Net income (loss) from continuing
      operations allocable to 2%
      general partner interest                   920           (60)
                                         -----------   -----------
    Numerator for basic earnings per
      unit from continuing operations    $    45,083   $    (2,917)
                                         ===========   ===========

    Net loss from discontinued
      operations                         $         -   $      (514)

    Net loss from discontinued
      operations allocable to 2%
      general partner interest                     -           (10)
                                         -----------   -----------
    Numerator for basic earnings per
      unit from discontinued
      operations                         $         -   $      (504)
                                         ===========   ===========
    Numerator for basic
      earnings per unit                  $    45,083   $    (3,421)
                                         ===========   ===========




Numerator for diluted net earnings
  per unit:
  Net income (loss) from continuing
    operations                           $    46,429   $    (2,496)
  Preferred distributions                       (426)         (481)
  Adjustments to compute diluted
    net income (loss):
      Subordinate Note A interest
        expense                                   34             -
      Series B Preferred Units
        distribution expense                     214             -
      Series C Preferred Units
        distribution expense                     114             -
                                         -----------   -----------
    Net income (loss) from continuing
      operations less preferred
      distributions                           46,365        (2,977)

    Net income (loss) from continuing
      operations allocable to 2%
      general partner interest                   927           (60)
                                         -----------   -----------
    Numerator for diluted earnings per
      unit from continuing operations    $    45,438   $    (2,917)
                                         ===========   ===========

    Net loss from discontinued
      operations                         $         -   $      (514)

    Net loss from discontinued
      operations allocable to 2%
      general partner interest                     -           (10)
                                         -----------   -----------
    Numerator for diluted earnings
      per unit from discontinued
      operations                         $         -   $      (504)
                                         ===========   ===========
    Numerator for diluted
      earnings per unit                  $    45,438   $    (3,421)
                                         ===========   ===========









Denominator:
  Denominator for basic
    earnings per unit                          4,950         4,950
                                         ===========   ===========

 Adjustments to denominator for
   convertible debt and convertible
   preferred equity securities:
     Subordinate Note A                          202             -
     Series B Preferred Units                  1,318             -
     Series C Preferred Units                    707             -
                                         -----------   -----------
      Total adjustments                        2,227             -
                                         -----------   -----------
  Denominator for diluted
    earnings per unit                          7,177         4,950
                                         ===========   ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Nine Months Ended September 30,
                                            2000           1999
                                         -----------   -----------
Revenues                                 $   175,243   $    88,293
Net DESC proceeds-First DESC Receipt          39,798             -

Cost of sales and operating expenses,
  excluding depreciation                     171,784        85,248
Marketing, general and
  administrative expenses                      9,508         2,761
Depreciation                                   1,102         1,122
                                         -----------   -----------
Operating income (loss)                       32,647          (838)

Other income (expense):
  Interest income                                478           185
  Interest income from DESC-Second
    DESC Receipt                              15,815            -
  Interest expense (including interest
    paid in kind of $1,673 and $2,008,
    respectively, and increasing rate
    accrued interest of ($1,345) and $386,
    respectively)                               (862)       (4,310)
  Credit and loan fees (including
    amortization and write off of
    $3,546 and $1,267 respectively,
    and credit and loan fees paid in
    kind of $0 and $100, respectively)        (3,821)       (1,524)
  Other - net                                     42            21
                                         -----------   -----------
                                              11,652        (5,628)
                                         -----------   -----------
Net income (loss) from continuing
  operations                                  44,299        (6,466)

  Discontinued operations:
    Net income from operations of the
      Crude Gathering System prior
      to August 1, 1999                            -           269
                                         -----------   -----------
Net income (loss)                        $    44,299   $    (6,197)
                                         ===========   ===========

Basic income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $      8.51   $     (1.56)
  Net income from discontinued
    operations                                     -           .05
                                         -----------   -----------
Basic net income (loss)                  $      8.51   $     (1.51)
                                         ===========   ===========

Diluted income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $      5.75   $     (1.56)
  Net income from discontinued
    operations                                     -           .05
                                         -----------   -----------
Diluted net income (loss)                $      5.75   $     (1.51)
                                         ===========   ===========

Numerator for basic net earnings
  per unit:
  Net income (loss) from continuing
    operations                           $    44,299   $    (6,466)
  Preferred distributions                     (1,340)       (1,413)
                                         -----------   -----------
    Net income (loss) from continuing
      operations less preferred
      distributions                           42,959        (7,879)

    Net income (loss) from continuing
      operations allocable to 2%
      general partner interest                   859          (158)
                                         -----------   -----------
    Numerator for basic earnings per
      unit from continuing operations    $    42,100   $    (7,721)
                                         ===========   ===========

    Net income from discontinued
      operations                         $         -   $       269

    Net income from discontinued
      operations allocable to 2%
      general partner interest                     -             5
                                         -----------   -----------
    Numerator for basic earnings
      per unit from discontinued
      operations                         $         -   $       264
                                         ===========   ===========

    Numerator for basic
      earnings per unit                  $    42,100   $    (7,457)
                                         ===========   ===========

Numerator for diluted net earnings
  per unit:
  Net income (loss) from continuing
    operations                           $    44,299   $    (6,466)
  Preferred distributions                     (1,340)       (1,413)
  Adjustments to compute diluted net
    income (loss):
      Subordinate Note A interest
        expense                                  186             -
      Series B Preferred Units
        distribution expense                     655             -
      Series C Preferred Units
        distribution expense                     351             -
                                         -----------   -----------
    Net income (loss) from continuing
      operations less preferred
      distributions                           44,151        (7,879)

    Net income (loss) from continuing
      operations allocable to 2%
      general partner interest                   883          (158)
                                         -----------   -----------
    Numerator for diluted earnings per
      unit from continuing operations    $    43,268   $    (7,721)
                                         ===========   ===========

    Net income from discontinued
      operations                         $         -   $       269

    Net income from discontinued
      operations allocable to 2%
      general partner interest                     -             5
                                         -----------   -----------
    Numerator for diluted earnings
      per unit from discontinued
      operations                         $         -   $       264
                                         ===========   ===========
    Numerator for diluted
      earnings per unit                  $    43,268   $    (7,457)
                                         ===========   ===========











Denominator:
  Denominator for basic
    earnings per unit                          4,950         4,950
                                         ===========   ===========

Adjustments to denominator for
  convertible debt and convertible
  preferred equity securities:
    Subordinate Note                             391             -
    Series B Preferred Units                   1,425             -
    Series C Preferred Units                     765             -
                                         -----------   -----------
      Total adjustments                        2,581             -
                                         -----------   -----------
  Denominator for diluted
    earnings per unit                          7,531         4,950
                                         ===========   ===========



See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                      Nine Months Ended September 30,
                                            2000           1999
                                         -----------   -----------
Cash flows from operating activities:
Net income (loss)                        $    44,299   $    (6,197)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
    Depreciation                               1,102         2,613
    Amortization and write off
      of loan costs                            3,546         1,267
    Deferred tax benefit                           -           (98)
    (Gain) loss on sale of property,
      plant and equipment                        (49)           12
    Deferred loss on sale of Crude
       Gathering Segment                           -        (1,476)
    Paid in kind interest and credit
      and loan fees                            1,673         2,108
    Increasing rate accrued interest          (1,345)          386
    Lower of cost or market adjustment             -        (1,197)
    Net effect of changes in:
      Restricted cash                        (17,273)            -
      Accounts receivable                     (5,368)      (11,963)
      Other current assets                      (332)        2,087
      Accounts payable and other
        long-term liabilities                (12,218)       20,029
      Accrued liabilities                     (2,418)          223
                                         -----------   -----------
        Total adjustments                    (32,682)       13,991
                                         -----------   -----------
Net cash provided by operating
activities                                    11,617         7,794

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (119)       (1,121)
  Proceeds from asset disposals                  104           241
  Other                                          (68)            3
                                         -----------   -----------
Net cash used in investing activities            (83)         (877)


Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                    24        17,007
  Payments on debt and credit
    facilities                               (18,137)      (18,564)
                                         -----------   -----------
Net cash used in financing activities        (18,113)       (1,557)
                                         -----------   -----------
Net increase (decrease) in cash and
cash equivalents                              (6,579)        5,360

Cash and cash equivalents at the
beginning of the period                       16,183         2,592
                                         -----------   -----------
Cash and cash equivalents at the
end of the period                        $     9,604   $     7,952
                                         ===========   ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (the "Equilon Agreement") to market through its products pipeline and Products Terminals.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods (See
Note 5).
     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.
     Pride Refining, Inc., a Texas corporation (the "Managing General Partner"), owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns the Series G Preferred Units (See Note 8) and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Public ownership represented by the remaining Common Units is 93.1%.

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

3.   Net Income (Loss) Per Common Unit

     Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income (loss) per Common Unit is computed by adjusting the Common Units outstanding and net income (loss) for the potential dilutive effect of the convertible securities and unit appreciation rights.
The adjustment to net income for the potential dilution is $362,000 and $1,192,000 for the third quarter of 2000 and the first nine months of 2000, respectively. For the third quarter of 2000 and the first nine months of 2000, the weighted average number of Common Units associated with convertible securities was 2,227,000 and 2,581,000, respectively. The unit appreciation rights are considered antidilutive since the exercise price was greater than the average market price of the Common Unit for the third quarter of 2000 and the first nine months of 2000. The effect of both the convertible securities and unit appreciation rights was antidilutive for the third quarter of 1999 and the first nine months of 1999.

4.   Related Party Transactions

     In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of the management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest, the Series G Preferred Units (See
Note 8) and a 4.9% limited partner interest in the Partnership.
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     On December 31, 1997, certain members of management invested an aggregate of $2,000,000 in the form of a note payable to Varde Partners, Inc. ("Varde") and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) Series B Preferred Units, (v) Series C Preferred Units and (vi) Series D Preferred Units (See Notes 6 and 7). The note payable to Varde was secured by management's interest in such securities. Any current cash yield on management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments (See Note 6), management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to management. Varde apparently does not agree as it refuses to request the Partnership to issue the securities.
     On July 25, 2000, the Managing General Partner of the Partnership purchased a call option from J-Hawk Corporation for $150,000 giving the Managing General Partner the right to purchase 930,000 Common Units of the Partnership. The call option is exercisable at any time from July 25, 2000 until December 31, 2000. Prior to December 2, 2000, the exercise price per unit is $0.27, and from December 2, 2000 to December 31, 2000, the exercise price per unit is $0.30.
     The units underlying the call option were acquired by J-Hawk Corporation in a separate transaction that also closed on July 25, 2000. The Managing General Partner was paid a $50,000 finder's fee by the Seller.
     Due to the constraints imposed during the period the temporary restraining order issued by the New York Court on September 10, 2000 was outstanding (See Note 9), management agreed to extend a revolving loan to the Partnership of $4,200,000 from the bonus management received as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000 and accrues interest at prime plus 1.75%. The Partnership had drawn up to $1,990,000 during the quarter; however, the loan balance was zero at September 30, 2000. Such note is secured by the assets of the Partnership.
     Certain conflicts of interest, including potential non-arm's length transactions, could arise as a result of the relationships described above. The Board of Directors and management of the Managing General Partner have a duty to manage the Partnership in the best interests of the unitholders and consequently must exercise good faith and integrity in handling the assets and affairs of the Partnership.

5.   Discontinued Operations

    As previously discussed, on October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Accordingly, the assets, liabilities and operating results of the Crude Gathering System have been segregated from the continuing operations and are reported as discontinued operations. Since August 1, 2000 was the measurement date for computing gain (loss) on disposal, discontinued operations for the third quarter of 1999 and for the first nine months of 1999 are based on operations through July 31, 2000. Interest expense, except for interest on the note assumed by Sun, and general corporate administrative expenses were not allocated to the discontinued operations. However, interest expense related to continuing operations has declined since $15,000,000 of the proceeds were used to reduce debt.
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including five on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $95,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
    Revenues for the Crude Gathering System were $97,480,000 and $238,941,000 for the third quarter of 1999 and the first nine months of 1999, respectively. Under the terms of the asset sale, the Partnership retained receivables of $13,669,000, other payables of $20,410,000, and crude suspense liability of $10,935,000 as of the disposal date of October 1, 1999.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and included in net current liabilities of discontinued operations with the remainder included in net long-term liabilities of discontinued operations. At September 30, 2000 and December 31, 1999, net long-term liabilities of discontinued operations included $8,622,000 and $8,392,000, respectively, related to crude suspense liabilities.
     Net current liabilities of discontinued operations included the following components (in thousands) as of:

                                          September 30, December 31,
                                              2000          1999
                                            --------      --------
     Accounts receivable                    $   (144)     $   (263)
     Accounts payable                            430         1,109
     Crude suspense liability                    638         1,531
     Accrued payroll and related benefits        170           398
     Accrued taxes                               (49)            -
     Other accrued liabilities                     -            62
                                            --------      --------
                                            $  1,045      $  2,837
                                            ========      ========

     Net long-term liabilities of discontinued operations included the following components (in thousands) as of:

                                          September 30, December 31,
                                              2000          1999
                                            --------      --------
     Other assets                           $    (38)     $    (81)
     Crude suspense liability                  8,622         8,392
                                            --------      --------
                                            $  8,584      $  8,311
                                            ========      ========

6.   Long-term Debt

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
     At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. The Partnership still maintains certain bank accounts with BankBoston, but BankBoston has requested that those accounts be closed by December 31, 2000.
     During the third quarter of 2000, the Partnership invested a portion of its cash balances with Wells Fargo Bank, N.A. ("Wells Fargo") and also had Wells Fargo issue a letter of credit for $721,000.
     Under the Varde loan documents, the Partnership is required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provide for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims which includes DESC proceeds (See Note 9) (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents require that the Partnership must first retire the Series A Term Loan of $3,657,000 ("A Term Loan") and pay $5,000,000 towards the Series B Term Loan of $12,949,000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments from the DESC proceeds on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments"). In addition, Varde also receives one-third of the remaining DESC proceeds after reduction for the $8,657,000 mentioned above ("Varde One-Third"). The Partnership is allowed to retain any remaining DESC proceeds after the payments to Varde. Under the Varde credit agreement, the Varde One-Third reduces the debt and preferred equity securities. Therefore, the Partnership believes that the Payments retired the A Term Loan and B Term Loan. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the loan documents.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC proceeds, Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,188,000 ("Subordinate Note A") as of September 30, 2000. The Partnership ceased accruing interest on the C Term Loan and $2,000,000 of the Subordinate Note A on July 27, 2000 as a result of the conditional tender by the Partnership to Varde of $8,171,000 (the "Tender"). The condition of the Tender was that Varde had to apply it in accordance with the credit agreement. Varde refused the Tender. When the Partnership deposited $9,360,000 on August 23, 2000 in the District Court of Taylor County, Texas (the "First Deposit"), the Partnership ceased accruing interest on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender. The Partnership believes the First Deposit will eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance on the C Term Loan and Subordinate Note A are included in current liabilities at September 30, 2000. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     On August 31, 2000, the Partnership deposited another $7,000,000 in the District Court of Taylor County, Texas (the "Second Deposit"). The Partnership believes the Second Deposit will eventually be used to redeem a portion of the preferred equity securities along with paying accumulated arrearages on those securities. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits").
    Under the amended terms, cash interest payments on the Varde Revolver and cash interest and principal payments on the A Term Loan were limited to $2,500,000 per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions on Varde's preferred equity securities accumulate in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan which was subject to interest rates of 18% through maturity. Prior to the Tender and the First Deposit which is expected to retire the Subordinate Note A, such note was convertible into 502,000 Common Units and bore interest at prime plus one percent. The prime rate was 9.5% at September 30, 2000. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     Because a portion of the debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the debt. Interest expense in the third quarters of 2000 and 1999 reflects the reversal of $1,087,000 and an accrual of $137,000, respectively, which is based on the difference between the effective interest rates and the stated rates. As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments, the Tender and the First Deposit which are expected to be used to retire such debt. The preferred distributions will continue to accumulate in arrears on the remaining preferred equity securities after application of the Second Deposit until the Partnership redeems such preferred equity securities with the remaining DESC proceeds and the Partnership obtains a replacement working capital facility (See Note 9).
     Effective April 15, 1999, the Partnership has a $3,000,000 revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowing under the Varde Revolver as of September 30, 2000. Cash advances under the Varde Revolver mature January 2, 2001. However, due to the current dispute with Varde, it is unlikely that further advances will occur under this facility (See Note 9).
     Fees paid to Varde in the form of additional Series B Term Loans were $100,000 in 1999.
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. See
Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
    The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. Prior to the receipt of the DESC proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance beginning on July 25, 2000. The financial covenants in the Varde credit agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System and due to the sale of the Crude Gathering System it was unlikely the Partnership could have complied with the current financial covenants without receipt of the DESC proceeds (See Note 9). The Partnership is still not in compliance with the requirement that the auditors' opinion on the financial statements contain no material qualifications or going concern uncertainties. The Partnership plans on retaining a portion of the DESC proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and New York Court while the Partnership seeks a replacement working capital facility. Due to the current dispute with Varde, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See
Note 9 for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.
     Varde has sent the Partnership notices of defaults and accelerations under the credit agreement and the preferred equity instruments for not paying the Varde One-Third within two days of receipt of the DESC Proceeds and for not providing certain financial information. The Partnership believes it has complied with the Varde One-Third requirement with the Tender and the Deposits. Further, the Partnership is taking the position that because Varde breached the contract that the reporting requirements are no longer enforceable (See Note 9).
     Due to the constraints imposed during the period the temporary restraining order issued by the New York Court on September 10, 2000 was outstanding (See Note 9), management agreed to extend a revolving loan to the Partnership of $4,200,000 from the bonus management received as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000 and accrues interest at prime plus 1.75%. The Partnership had drawn up to $1,990,000 during the quarter; however, the loan balance was zero at September 30, 2000. Such note is secured by the assets of the Partnership.

7.   Redeemable Preferred Equity

    Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the unitholders and holders of the preferred equity securities.
    In conjunction with Varde's assumption of the previous existing bank debt, Varde received preferred equity securities. As a result of the assumption, there are now preferred equity securities including $9,322,000 of Series B Cumulative Preferred Units ("Series B Preferred Units"), $5,000,000 of Series C Cumulative Preferred Units ("Series C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("Series D Preferred Units') which are all redeemable on December 31, 2002. The Partnership expects that once the dispute with Varde is resolved that part of the Second Deposit of $7,000,000 and $1,000 from the First Deposit (See Note 6) will be used to redeem $3,117,000 of the Series B Preferred Units and $1,672,000 of the Series C Preferred Units (See Note 9) or a total of $4,789,000. The $4,789,000 of Series B Preferred Units and Series C Preferred Units along with the accumulated arrearages on such preferred equity securities of $2,212,000 (See below), or a total of $7,001,000 is included in current liabilities at September 30, 2000. At September 30, 2000 and after adjusting for the expected redemption with the Second Deposit, the Series B Preferred Units and Series C Preferred Units are convertible into 985,000 and 528,000 Common Units, respectively, or a total of 1,513,000 Common Units. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. On August 31, 2000, the Partnership ceased accumulating arrearages on the Series B Preferred Units and Series C Preferred Units to the extent that the Second Deposit is expected to be applied to such securities. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. During the third quarters of 2000 and 1999, the Partnership accumulated arrearages of $426,000 and $432,000, respectively, on these preferred equity securities. Through September 30, 2000, these securities had total accumulated arrearages of $4,615,000. The Partnership expects that once the dispute with Varde is resolved, that part of the Second Deposit will be used to pay $1,440,000 of the accumulated arrearages on the Series B Preferred Units and $772,000 of the accumulated arrearages on the Series C Preferred Units or a total of $2,212,000. In addition, the Partnership expects to redeem additional preferred equity securities and pay additional accumulated arrearages once a replacement working capital facility is in place (See Note 9).
     The Partnership also accumulated arrearages of $49,000 on preferred equity securities owned by Pride SGP in the third quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearages."


8.   Partners' Capital (Deficiency)

     At September 30, 2000, Pride SGP held the Series G Preferred Units in the face amount of $3,144,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearage."
The Series G Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the senior preferred units or October 1, 2004. The Series G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred equity securities issued to Varde or (ii) 10% per annum.
    At September 30, 2000 and December 31, 1999, 4,950,000 Common Units are outstanding, representing a 98% limited partner interest. Pride SGP and the public own 250,000 and 4,700,000 Common Units, respectively.
    Under the terms of the Partnership's loan agreement with Varde, Varde restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the Varde debt, the termination of the credit agreement and the redemption of all preferred equity securities.
    At September 30, 2000 and after the expected redemption with the Second Deposit (See Note 7), the Series B Preferred Units and Series C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.

9.   Contingencies

    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde discussed below, management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $150,000 and had accrued for this amount at September 30, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
    On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America (DESC) relating to erroneous pricing of fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
    On May 10, 2000, the presiding judge in the Partnership's pending DESC Claim against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and an additional transportation premium of $22.3 million), along with statutory interest of $15,815,000 under the Contract Disputes Act. The total award was $61,521,000. The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July 25, 2000 and paid legal fees of $5,908,000 leaving the Partnership with DESC proceeds of $39,798,000 ("First DESC Receipt"). On August 24, 2000, the Partnership received an additional $15,815,000 which was for the statutory interest on the judgement ("Second DESC Receipt"). The First DESC Receipt and Second DESC Receipt totaled $55,613,000 ("DESC Proceeds").
     The Partnership used the DESC Proceeds for the Payments of $16,606,000 (See Note 6), the Deposits of $16,360,000 (See Note 6) and for management bonuses of $6,967,000 under the Partnership's bonus plan ("Management Bonuses"). The total of the Payments, the Deposits and the Management Bonuses is $39,933,000 (the "Disbursements"). The balance of the DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court (See below).
     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity security instruments (including distributions paid in kind on debt and accumulated arrearages owed on preferred equity securities) and payments under the Partnership's bonus plan, a common unitholder will be allocated income from the DESC proceeds without a corresponding distribution of cash to offset the tax liability that arises from such income. The Partnership had originally estimated that the net taxable income from the judgment that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, due to the dispute with Varde (see below), the timing and amount of certain deductions related to the DESC Claim is uncertain. As a result of the dispute with Varde, the net taxable income may be as much as $45,168,000 (or $9.12 per Common Unit) unless the dispute is resolved by December 31, 2000. As a result of the DESC Claim being paid in two installments, such net income will be reported to common unitholders in two different months (See below).
     As a result of the expected retirement of the debt with the Payments and the Deposits, the Partnership deducted $2,556,000 of deferred financing costs.
     In accordance with the Partnership's partnership agreement, the Managing General Partner has determined that for tax purposes it is necessary to establish a convention under which the income and certain expenses attributable to the judgment will be allocated to the holders of Common Units. Under that convention, common unitholders as of July 31, 2000 and August 31, 2000 will be allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership intends to take the position that suspended losses will be available to unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service would agree with this position. The actual tax impact on a common unitholder depends upon his overall personal tax situation and whether he has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with his own tax advisor regarding his use of suspended losses.
     The Partnership had planned on eventually retiring all of Varde's debt and preferred equity securities with the DESC Proceeds and after a replacement working capital facility was in place.
     After the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third as a transaction fee (See Note 6). This position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to the debt and preferred equity securities it holds. However, Varde's position is that since another loan document executed at the same time as the credit agreement doesn't specifically require application of the DESC Proceeds to the debt and preferred equity securities that the Varde One-Third should be treated as a transaction fee. The Partnership believes the two agreements can be read together and are not inconsistent; therefore, Varde must apply the Varde One-Third to their debt and preferred equity securities.
     Additionally, Varde also argues that the term "proceeds" as used in the credit agreement is before any legal fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should be $61,521,000 rather than the $55,613,000 that the Partnership believes is correct.
     If Varde's interpretations of the loan documents are correct, the Varde One-Third would equal $17,621,000 and Varde would receive it as a transaction fee ("Transaction Fee") and not have to apply it to any of the debt and preferred equity securities. Further, if the Varde One-Third is considered a Transaction Fee, net income would decline by $17,621,000 for both the third quarter of 2000 and the first nine months of 2000 to $28,808,000 and $26,678,000, respectively. In addition, interest expense and distribution expense would increase $358,000 and $46,000, respectively, for both the third quarter of 2000 and the first nine months of 2000.
     The following table compares how the Partnership believes the Payments of $16,606,000 should be applied according to its interpretation of the loan documents and how Varde believes the Payment should be applied according to their interpretation of the loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     A Term Loan                   $ 3,657,000       $ 3,657,000
     B Term Loan                    12,949,000         5,000,000
     Transaction Fee (1)                     -         7,949,000
                                   -----------       -----------
     The Payments                  $16,606,000       $16,606,000
                                   ===========       ===========

               (1) Based on Varde's interpretation, the Partnership would owe Varde a Transaction Fee of $17,621,000; therefore, after the Payments, Varde would still be owed an additional $9,672,000 as a transaction fee.

     Under the Partnership's interpretation and after the above Payments, Varde was due an additional $7,797,000 to be applied to the debt and preferred equity securities as opposed to the $9,672,000 Varde believes is owed them as a transaction fee.
     Due to the dispute with Varde and rather than making additional payments to Varde which Varde indicated they would not apply in accordance with the credit agreement, the Partnership deposited $16,360,000 of the DESC Proceeds with the District Court of Taylor County, Texas which the Partnership believes will eventually be used to retire the remaining debt and redeem a portion of the preferred equity securites. Under Varde's interpretation of the loan documents, the Deposits would go to Varde as a Transaction Fee and retire a portion of the B Term Loan. The following table compares how the Partnership believes the Deposits will eventually be applied and how Varde believes the Deposits will eventually be applied:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     C Term Loan                   $ 6,171,000       $         -
     Subordinate Note A              3,188,000                 -
     Series B Preferred Units        3,117,000                 -
     Series C Preferred Units        1,672,000                 -
     Accumulated Arrearages Series
       B Preferred Units             1,440,000                 -
     Accumulated Arrearages Series
       C Preferred Units               772,000                 -
     Transaction Fee                         -         9,672,000
     B Term Loan                             -         6,688,000
                                   -----------       -----------
     The Deposits                  $16,360,000       $16,360,000
                                   ===========       ===========

     The following table compares the outstanding balances of the debt and preferred equity securities owed by the Partnership to Varde as of September 30, 2000 after application of the Payments and the Deposits based on the Partnership's interpretation of the Varde loan documents and Varde's interpretation of the Varde loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     B Term Loan                   $         -       $ 1,405,000
     C Term Loan                             -         6,335,000
     Subordinate Note A                      -         3,238,000
     Series B Preferred Units        6,205,000         9,322,000
     Series C Preferred Units        3,328,000         5,000,000
     Series D Preferred Units        2,757,000         2,757,000
     Accumulated Arrearages Series
       B Preferred Units               805,000         2,275,000
     Accumulated Arrearages Series
       C Preferred Units               432,000         1,220,000
     Accumulated Arrearages Series
       D Preferred Units             1,166,000         1,166,000
                                   -----------       -----------
     Outstanding Varde Debt and
       Preferred Securities        $14,693,000       $32,718,000
                                   ===========       ===========

     The Partnership has advised Varde that it does not intend to make any further payments until the above issues are resolved. The Partnership filed suit against Varde in the District Court of Taylor County, Texas ("Texas Court"), on August 3, 2000, demanding among other things that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The case is currently set for trial on January 29, 2001.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that among other things restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a notice of motion for summary judgment in lieu of complaint in the amount of $18,592,000 plus interest from August 8, 2000 on the ground that the action is based upon an instrument for the payment of money only and the claim that there is no defense to their action. The $18,592,000 is what Varde claims is still outstanding on the B Term Loan, C Term Loan and the remaining balance of a transaction fee based on the First DESC Receipt before reduction for legal fees. The motion was filed in the Supreme Court of New York County, New York ("New York Court").
     On August 31, 2000, Varde filed a second lawsuit claiming $48,749,000, which is the amount Varde claims is still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and the remaining balance of the transaction fee associated with the receipt of the DESC Proceeds. Varde claims that due to the defaults, all of the aforementioned debt and preferred equity securities are due. The second lawsuit was filed in the New York Court. A trial date has not been set by the New York Court, however, the court has set a January 10, 2001 deadline to complete discovery. At that time, there will be a hearing to determine how to proceed.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which among other things enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.
     Due to the constraints imposed during the period the temporary restraining order issued by the New York Court on September 10, 2000 was outstanding, management agreed to extend a revolving loan to the Partnership of $4,200,000 from the bonus management received as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000 and accrues interest at prime plus 1.75%. The Partnership had drawn up to $1,990,000 during the quarter; however, the loan balance was zero at September 30, 2000. Such note is secured by the assets of the Partnership.
     During the third quarter of 2000, the Partnership incurred legal fees of $141,000 in connection with the dispute with Varde.
     While the Partnership believes it is unlikely, if either court ruled that Varde was entitled to a Transaction Fee of $17,621,000, such ruling would have a material adverse effect on the Partnership's financial condition. In addition, if the New York Court order has the effect of materially restricting the use by the Partnership of its assets, such restriction could have a material adverse effect on the Partnership's financial condition. Finally, if the Partnership is forced to redeem the remaining preferred equity securities after application of the Second Deposit but before the Partnership has a replacement credit facility, such forced redemption could have a material adverse effect on the Partnership's financial condition. As a result, the Partnership may be forced to seek bankruptcy protection should any of the above events occur. Due to the uncertainties involved with the dispute, there may be other circumstances under which the Partnership seeks bankruptcy protection.

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

Third Quarter 2000 Compared to Third Quarter 1999

     General. Net income for the third quarter of 2000 was $46.4 million compared to net loss of $3.0 million for the third quarter of 1999. The results for the third quarter of 1999 included $514,000 of net loss from discontinued operations.

    Continuing Operations (Products Marketing Business). Net income from continuing operations was $46.4 million for the third quarter of 2000 compared to net loss from continuing operations of $2.5 million for the third quarter of 1999. The results for the third quarter of 2000 included $55.6 million of proceeds from the DESC Claim. See "- Financial Condition - Financial Resources and Liquidity." The $15.8 million of interest income related to the DESC Claim is reported separately from the $39.8 million included in operating income which represents underpayments in prior years for jet fuel sold to the U.S. Government. As a result of receiving the DESC proceeds and applying it to the debt, the Partnership deducted $2.6 million of deferred financing costs and recognized income of $1.1 million associated with the reversal of increasing rate accrued interest in the third quarter of 2000. In addition, marketing, general and administrative expense for the third quarter of 2000 included $7.0 million paid to management under the Partnership's bonus plan. (See "Part II. Other Information,
Item 1. Legal Proceedings").

     Operating income for the Products Marketing Business was $32.4 million for the third quarter of 2000 compared to operating loss of $575,000 for the third quarter of 1999. Excluding the $39.8 million of DESC proceeds included in operating income and the $7.0 million paid to management under the Partnership's bonus plan, the third quarter of 2000 would have shown an operating loss of $427,000. Depreciation expense for the Products Marketing Business was $367,000 for the third quarter of 2000 and $399,000 for the third quarter of 1999. Operating income excluding depreciation for the Products Marketing Business was $32.7 million for the third quarter of 2000 compared to operating loss excluding depreciation of $176,000 for the third quarter of 1999. Excluding the $39.8 million of DESC proceeds included in operating income and the $7.0 million paid to management under the Partnership's bonus plan, the third quarter of 2000 would have shown an operating loss excluding depreciation of $60,000. The improvement in the third quarter of 2000 was due to a $222,000 reduction in operating expenses. During the third quarter of 2000, the Partnership marketed 16,847 barrels per day ("BPD") of refined products compared to 15,908 BPD for the third quarter of 1999. The net margin per barrel (after marketing, general and administrative expenses) but excluding the $39.8 million of DESC proceeds included in operating income and the $7.0 million paid to management under the Partnership's bonus plan for the third quarter of 2000 was negative $0.22 compared to negative $0.38 for the third quarter of 1999.

    Discontinued Operations (Crude Gathering System). Net loss from discontinued operations was $514,000 for the month of July 1999. Operating loss, depreciation expense and operating loss excluding depreciation from discontinued operations was $387,000, $152,000 and $235,000, respectively, for the third quarter of 1999. The volume of crude oil gathered by the Crude Gathering System was 34,201 BPD for the month of July 1999. For the month of July 1999, net margin was negative $0.37 per barrel.

First Nine Months of 2000 Compared to First Nine Months of 1999

     General. Net income for the first nine months of 2000 was $44.3 million compared to net loss of $6.2 million for the first nine months of 1999. The results for the first nine months of 1999 included
$269,000 of net income from discontinued operations.

    Continuing Operations (Products Marketing Business). Net income from continuing operations was $44.3 million for the first nine months of 2000 compared to net loss from continuing operations of $6.5 million for the first nine months of 1999. The results for the first nine months of 2000 included $55.6 million of proceeds from the DESC Claim. (See "- Financial Condition - Financial Resources and Liquidity"). The $15.8 million of interest income related to the DESC Claim is reported separately from the $39.8 million included in operating income which represents underpayments in prior years for jet fuel sold to the U.S. Government. As a result of receiving the DESC proceeds and applying it to the debt, the Partnership deducted $2.6 million of deferred financing costs and recognized income of $1.1 million associated with the reversal of increasing rate accrued interest in the first nine months of 2000. In addition, marketing, general and administrative expense for the first nine months of 2000 included $7.0 million paid to management under the Partnership's bonus plan. (See "Part II. Other Information, Item 1. Legal Proceedings").

     Operating income for the Products Marketing Business was $32.6 million for the first nine months of 2000 compared to operating loss of $838,000 for the first nine months of 1999. Excluding the $39.8 million of DESC proceeds included in operating income and the $7.0 million paid to management under the Partnership's bonus plan, the first nine months of 2000 would have shown an operating loss of $151,000. Depreciation expense for the Products Marketing Business was $1.1 million for both the first nine months of 2000 and 1999. Operating income excluding depreciation for the Products Marketing Business was $33.7 million for the first nine months of 2000 compared to operating income excluding depreciation of $284,000 for the first nine months of 1999. Excluding the $39.8 million in DESC proceeds included in operating income and the $7.0 million paid to Management under the Partnership's bonus plan, the first nine months of 2000 would have shown operating income excluding depreciation of $951,000. The improvement in the first nine months of 2000 was due to a $903,000 reduction in operating expenses. During the first nine months of 2000, the Partnership marketed 17,269 BPD of refined products compared to 14,489 BPD for the first nine months of 1999. The net margin per barrel (after marketing, general and administrative expenses) for the first nine months of 2000 was negative $0.02 compared to negative $0.21 for the first nine months of 1999.

    Discontinued Operations (Crude Gathering System). Net income from discontinued operations was $269,000 for the first seven months of 1999 and included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at July 31, 1999. Operating income, depreciation expense and operating income excluding depreciation from discontinued operations was $966,000, $1.2 million and $2.2 million, respectively, for the first seven months of 1999. The volume of crude oil gathered by the Crude Gathering System was 38,110 BPD for the first seven months of 1999. For the first seven months of 1999, net margin was $0.12 per barrel.


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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $351,000 in the last three months of 2000 and for the year ended December 31, 2001 on several projects to maintain compliance with various other environmental requirements including $150,000 related to an investigative study by the Texas Natural Resource Conservation Commission and $52,000 related to the cleanup of an existing crude oil leak. The remaining $149,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $150,000 and had accrued for this amount at September 30, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

     Other Factors. On May 10, 2000, the presiding judge in the Partnership's pending DESC Claim against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and an additional transportation premium of $22.3 million), along with statutory interest of $15,815,000 under the Contract Disputes Act.
The total award was $61,521,000. The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July 25, 2000 and paid legal fees of $5,908,000 leaving the Partnership with DESC proceeds of $39,798,000. On August 24, 2000, the Partnership received an additional $15,815,000 which was for the statutory interest on the judgement (See "See Part II. Other Information, Item
1. Legal Proceedings").
     The Partnership used the DESC Proceeds for the Payments of $16,606,000, the Deposits of $16,360,000 and for management bonuses of $6,967,000 under the Partnership's bonus plan (See "- Financial Condition - Financial Resources and Liquidity"). The total of the Payments, the Deposits and the management bonuses is $39,933,000. The balance of the DESC Proceeds after the disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court (See below).
     After the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third as a transaction fee ("- Financial Condition - Financial Resources and Liquidity"). This position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to the debt and preferred equity securities it holds. However, Varde's position is that since another loan document executed at the same time as the credit agreement doesn't specifically require application of the DESC Proceeds to the debt and preferred equity securities that the Varde One-Third should be treated as a transaction fee. The Partnership believes the two agreements can be read together and are not inconsistent; therefore, Varde must apply the Varde One-Third to their debt and preferred equity securities.
     The Partnership has advised Varde that it does not intend to make any further payments until the above issues are resolved. The Partnership filed suit against Varde in the District Court of Taylor County, Texas ("Texas Court"), on August 3, 2000, demanding among other things that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The case is currently set for trial on January 29, 2001.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that among other things restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a notice of motion for summary judgment in lieu of complaint in the amount of $18,592,000 plus interest from August 8, 2000 on the ground that the action is based upon an instrument for the payment of money only and the claim that there is no defense to their action. The $18,592,000 is what Varde claims is still outstanding on the B Term Loan, C Term Loan and the remaining balance of a transaction fee based on the First DESC Receipt before reduction for legal fees (See "- Financial Condition - Financial Resources and Liquidity"). The motion was filed in the Supreme Court of New York County, New York ("New York Court").
     On August 31, 2000, Varde filed a second lawsuit claiming $48,749,000, which is what Varde claims is still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and the remaining balance of the transaction fee associated with the receipt of the DESC Proceeds (See "- Financial Condition - Financial Resources and Liquidity" and "- Financial Condition - Cash Distributions and Arrearages"). Varde claims that due to the defaults, all of the aforementioned debt and preferred equity securities are due. The second lawsuit was filed in the New York Court. A trial date has not been set by the New York Court, however, the court has set a January 10, 2001 deadline to complete discovery. At that time, there will be a hearing to determine how to proceed.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which among other things enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.

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

    At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. The Partnership still maintains certain bank accounts with BankBoston, but BankBoston has requested that those accounts be closed by December 31, 2000.

    During the third quarter of 2000, the Partnership invested a portion of its cash balances with Wells Fargo Bank, N.A. ("Wells
Fargo") and also had Wells Fargo issue a letter of credit for $721,000.

     Under the Varde loan documents, the Partnership is required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provide for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims which includes DESC proceeds (See "Part II. Other Information, Item 1. Legal Proceedings") (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents require that the Partnership must first retire the Series A Term Loan of $3,657,000 ("A Term Loan") and pay $5,000,000 towards the Series B Term Loan of $12,949,000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments from the DESC proceeds on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments"). In addition, Varde also receives one-third of the remaining DESC proceeds after reduction for the $8,657,000 mentioned above ("Varde One-Third"). The Partnership is allowed to retain any remaining DESC proceeds after the payments to Varde. Under the Varde credit agreement, the Varde One-Third reduces the debt and preferred equity securities. Therefore, the Partnership believes that the Payments retired the A Term Loan and B Term Loan. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the loan documents.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC proceeds, Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,188,000 ("Subordinate Note A") as of September 30, 2000. The Partnership ceased accruing interest on the C Term Loan and $2,000,000 of the Subordinate Note A on July 27, 2000 as a result of the conditional tender by the Partnership to Varde of $8,171,000 (the "Tender"). The condition of the Tender was that Varde had to apply it in accordance with the credit agreement. Varde refused the Tender. When the Partnership deposited $9,360,000 on August 23, 2000 in the District Court of Taylor County, Texas (the "First Deposit"), the Partnership ceased accruing interest on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender. The Partnership believes the First Deposit will eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance on the C Term Loan and Subordinate Note A are included in current liabilities at September 30, 2000. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     On August 31, 2000, the Partnership deposited another $7,000,000 in the District Court of Taylor County, Texas (the "Second Deposit"). The Partnership believes the Second Deposit will eventually be used to redeem a portion of the preferred equity securities along with paying accumulated arrearages on those securities. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits").

    Under the amended terms, cash interest payments on the Varde Revolver and cash interest and principal payments on the A Term Loan were limited to $2,500,000 per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions on Varde's preferred equity securities accumulate in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan which was subject to interest rates of 18% through maturity. Prior to the Tender and the First Deposit which is expected to retire the Subordinate Note A, such note was convertible into 502,000 Common Units and bore interest at prime plus one percent. The prime rate was 9.5% at September 30, 2000. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     Because a portion of the debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the debt. Interest expense in the third quarters of 2000 and 1999 reflects the reversal of $1,087,000 and an accrual of $137,000, respectively, which is based on the difference between the effective interest rates and the stated rates. As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments, the Tender and the First Deposit which are expected to be used to retire such debt. The preferred distributions will continue to accumulate in arrears on the remaining preferred equity securities after application of the Second Deposit until the Partnership redeems such preferred equity securities with the remaining DESC proceeds and the Partnership obtains a replacement working capital facility (See "Part II. Other Information, Item 1. Legal Proceedings).

     Effective April 15, 1999, the Partnership has a $3,000,000 revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bear interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowing under the Varde Revolver as of September 30, 2000. Cash advances under the Varde Revolver mature January 2, 2001. However, due to the current dispute with Varde, it is unlikely that further advances will occur under this facility (See "Part II. Other Information, Item 1. Legal Proceedings").

     Fees paid to Varde in the form of additional Series B Term Loans were $100,000 in 1999.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     The Partnership or management has a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. The securities held by Varde have certain antidilution provisions and registration rights.

     On December 31, 1997, certain members of management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following:
(i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii)
Subordinate Note A, (iv) Series B Cumulative Convertible Preferred Units, (v) Series C Cumulative Convertible Preferred Units and (vi) Series D Cumulative Convertible Preferred Units (See "- Cash Distributions and Preferred Arrearages"). The note payable to Varde was secured by management's interest in such securities. Any current cash yield on management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments, management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to management. Varde apparently does not agree as it refuses to request the Partnership to issue the securities.

     Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, pro rata to the Series B
Preferred Units and Series C Preferred Units, and Series D Preferred
Units.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the first nine months of 2000, cash was utilized as a result of the Deposits, an increase in accounts receivable (as a result of the higher refined product prices) and a decrease in accounts payable (resulting from the $14.0 million in cash deposited with Equilon). For the first nine months of 1999, cash was provided by an increase in accounts payable (resulting from the higher crude oil prices and refined product prices). This was partially offset by an increase in accounts receivable (resulting from higher crude oil prices and refined product prices).

    The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. Prior to the receipt of the DESC proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance beginning on July 25, 2000. The financial covenants in the Varde credit agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System and due to the sale of the Crude Gathering System it was unlikely the Partnership could have complied with the current financial covenants without receipt of the DESC proceeds (See "Part II. Other Information, Item 1. Legal Proceedings"). The Partnership is still not in compliance with the requirement that the auditors' opinion on the financial statements contain no material qualifications or going concern uncertainties.
The Partnership plans on retaining a portion of the DESC proceeds to provide the necessary working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court while the Partnership seeks a replacement working capital facility. Due to the current dispute with Varde, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "Part II. Other Information, Item 1. Legal Proceedings" for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.

     Varde has sent the Partnership notices of defaults and accelerations under the credit agreement and the preferred equity instruments for not paying the Varde One-Third within two days of receipt of the DESC Proceeds and for not providing certain financial information. The Partnership believes it has complied with the Varde One-Third requirement with the Tender and the Deposits. Further, the Partnership is taking the position that because Varde breached the contract that the reporting requirements are no longer enforceable (See "Part II. Other Information, Item 1. Legal Proceedings").

     Due to the constraints imposed during the period the temporary restraining order issued by the New York Court on September 10, 2000 was outstanding (See "Part II. Other Information, Item 1. Legal Proceedings"), management agreed to extend a revolving loan to the Partnership of $4,200,000 from the bonus management received as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000 and accrues interest at prime plus 1.75%. The Partnership had drawn up to $1,990,000 during the quarter; however, the loan balance was zero at September 30, 2000. Such note is secured by the assets of the Partnership.

     Prior to the receipt of the DESC Proceeds, the Partnership continued to incur net losses and had a working capital deficiency. Operating results have suffered as a result of increasing competition, depressed operating margins and higher financing costs.

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

     As a result of problems associated with the startup of the new products pipeline by Equilon in 1998, Equilon agreed to certain contract concessions. On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon leased certain tankage from the Partnership and sells refined products to the Partnership daily from such facilities, thus eliminating the need for the Partnership to maintain its own refined products inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000, which primarily includes interest costs. To offset such carrying costs and to reduce letters of credit fees, the Partnership deposited cash of $14.0 million in the first and second quarters of 2000 with Equilon, which is included as an offset in accounts payable. As a result, Equilon will not include interest charges in their carrying costs of inventory. In addition, Equilon will pay the Partnership interest on the excess of the $14.0 million cash deposit over the value of the inventory, which was approximately $12.5 million at September 30, 2000.

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

     On September 26, 2000, Ernst & Young resigned as the auditors for the Partnership. During the Partnership's two most recent fiscal years for the period ended December 31, 1999 and the subsequent interim periods preceding the resignation of Ernst & Young, there were no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make a reference to the matter in connection with their reports. The Partnership has engaged Davis, Kinard & Co., P.C. to audit the financial statements for the year ending December 31, 2000.

Capital Expenditures

     Capital expenditures totaled $8,000 and $119,000 for the third quarter of 2000 and the first nine months of 2000, respectively, compared to $450,000 and $1,121,000 for the third quarter of 1999 and the first nine months of 1999, respectively. The third quarter of 1999 and first nine months of 1999 included $272,000 and $705,000, respectively, in capital expenditures for the Crude Gathering System.

     Management anticipates spending $180,000 in the fourth quarter of 2000 for environmental expenditures, of which $138,000 was accrued at September 30, 2000 and capital expenditures for 2001, are budgeted at $200,000.

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

    In conjunction with Varde's assumption of the previous existing bank debt, Varde received preferred equity securities. As a result of the assumption, there are now preferred equity securities including $9,322,000 of Series B Cumulative Preferred Units ("Series B Preferred Units"), $5,000,000 of Series C Cumulative Preferred Units ("Series C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("Series D Preferred Units') which are all redeemable on December 31, 2002. The Partnership expects that once the dispute with Varde is resolved that part of the Second Deposit of $7,000,000 and $1,000 from the First Deposit ("- Financial Condition - Financial Resources and Liquidity") will be used to redeem $3,117,000 of the Series B Preferred Units and $1,672,000 of the Series C Preferred Units (See "Part II. Other Information, Item 1. Legal Proceedings") or a total of $4,789,000. The $4,789,000 of Series B Preferred Units and Series C Preferred Units along with accumulated arrearages on such preferred equity securities of $2,212,000 (See below) or a total of $7,001,000 is included in current liabilities at September 30, 2000. At September 30, 2000 and after adjusting for the expected redemption with the Second Deposit, the Series B Preferred Units and Series C Preferred Units are convertible into 985,000 and 528,000 Common Units, respectively or a total of 1,513,000 Common Units. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. On August 31, 2000, the Partnership ceased accumulating arrearages on the Series B Preferred Units and Series C Preferred Units to the extent that the Second Deposit is expected to be applied to such securities. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. During the third quarters of 2000 and 1999, the Partnership accumulated arrearages of $426,000 and $432,000, respectively, on these preferred equity securities. Through September 30, 2000, these securities had total accumulated arrearages of $4,615,000. The Partnership expects that once the dispute with Varde is resolved, that part of the Second Deposit will be used to pay $1,440,000 of the accumulated arrearages on the Series B Preferred Units and $772,000 of the accumulated arrearages on the Series C Preferred Units or a total of $2,212,000. In addition, the Partnership expects to redeem additional preferred equity securities and pay additional accumulated arrearages once a replacement working capital facility is in place (See "Part II. Other Information, Item 1. Legal Proceedings").

     The Partnership also accumulated arrearages of $49,000 on preferred equity securities owned by Pride SGP in the third quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership.

     In connection with the Crude Gathering Sale, Pride SGP exchanged
(a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the Series E Preferred Units ("Series E Preferred Units") in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F Preferred Units ("Series F Preferred Units") in the face amount of $450,000 held by Pride SGP for (y) $2,000,000 in cash and
(z) newly issued Series G Preferred Units ("Series G Preferred Units") in the face amount of $3,144,000. The Series G Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the senior preferred units or October 1, 2004. The Series G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any preferred equity securities issued to Varde or
(ii)
10% per annum.

     At September 30, 2000, Pride SGP held the Series G Preferred
Units in the face amount of $3,144,000.

     At September 30, 2000 and December 31, 1999, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. Pride SGP and the public own 250,000 and 4,700,000 Common Units, respectively.

     The Common Units rank behind the Partnership's indebtedness with Varde and the Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series G Preferred Units (collectively "Preferred Equity"). As a result of the layers of debt and the Preferred Equity ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the debt instruments and Preferred Equity instruments (including accumulated arrearages on the Preferred Equity), it is possible that a common unitholder will be allocated income under the Partnership Agreement without a corresponding distribution of cash to offset the tax liability that arises upon such allocation of income at such time as operations, assets sales or the DESC Claim generate cash which can be used to repay indebtedness under the Varde credit agreement or retire the Preferred Equity. The actual impact on a common unitholder of repayment of debt and retirement of the Preferred Equity is dependent upon each common unitholder's personal tax basis in his or her Common Units and his/her overall personal tax situation.

    Under the terms of the Partnership's loan agreement with Varde, Varde restricted the payment of distributions to unitholders throughout the term of the credit agreement. Future distributions will be dependent on, among other things, payment in full of the Varde debt, the termination of the credit agreement and the redemption of all preferred equity securities.

   At September 30, 2000 and after the expected redemption with the Second Deposit (See "- Financial Resources and Liquidity"), the Series B Preferred Units and Series C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde discussed below, management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $150,000 and had accrued for this amount at September 30, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.

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

    On May 10, 2000, the presiding judge in the Partnership's pending DESC Claim against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and an additional transportation premium of $22.3 million), along with statutory interest of $15,815,000 under the Contract Disputes Act. The total award was $61,521,000. The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July 25, 2000 and paid legal fees of $5,908,000 leaving the Partnership with DESC proceeds of $39,798,000 ("First DESC Receipt"). On August 24, 2000, the Partnership received an additional $15,815,000 which was for the statutory interest on the judgement ("Second DESC Receipt"). The First DESC Receipt and Second DESC Receipt totaled $55,613,000 ("DESC Proceeds").

     The Partnership used the DESC Proceeds for the Payments of $16,606,000 ("- Financial Condition - Financial Resources and Liquidity"), the Deposits of $16,360,000 ("- Financial Condition - Financial Resources and Liquidity") and for management bonuses of $6,967,000 under the Partnership's bonus plan ("Management Bonuses"). The total of the Payments, the Deposits and the Management Bonuses is $39,933,000 (the "Disbursements"). The balance of the DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court (See below).

     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity security instruments (including distributions paid in kind on debt and accumulated arrearages owed on preferred equity securities) and payments under the Partnership's bonus plan, a common unitholder will be allocated income from the DESC proceeds without a corresponding distribution of cash to offset the tax liability that arises from such income. The Partnership had originally estimated that the net taxable income from the judgment that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, due to the dispute with Varde (See below), the timing and amount of certain deductions related to the DESC Claim is uncertain. As a result of the dispute with Varde, the net taxable income may be as much as $45,168,000 (or $9.12 per Common Unit) unless the dispute is resolved by December 31, 2000. As a result of the DESC Claim being paid in two installments, such net income will be reported to common unitholders in two different months (See below).

     As a result of the expected retirement of the debt with the Payments and the Deposits, the Partnership deducted $2,556,000 of deferred financing costs.

     In accordance with the Partnership's partnership agreement, the Managing General Partner has determined that for tax purposes it is necessary to establish a convention under which the income and certain expenses attributable to the judgment will be allocated to the holders of Common Units. Under that convention, common unitholders as of July 31, 2000 and August 31, 2000 will be allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership intends to take the position that suspended losses will be available to unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service would agree with this position. The actual tax impact on a common unitholder depends upon his overall personal tax situation and whether he has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with his own tax advisor regarding his use of suspended losses.

     The Partnership had planned on eventually retiring all of Varde's debt and preferred equity securities with the DESC Proceeds and after a replacement working capital facility was in place.

     After the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third as a transaction fee ("- Financial Condition - Financial Resources and Liquidity"). This position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to the debt and preferred equity securities it holds. However, Varde's position is that since another loan document executed at the same time as the credit agreement doesn't specifically require application of the DESC Proceeds to the debt and preferred equity securities that the Varde One-Third should be treated as a transaction fee. The Partnership believes the two agreements can be read together and are not inconsistent; therefore, Varde must apply the Varde One-Third to their debt and preferred equity securities.

     Additionally, Varde also argues that the term "proceeds" as used in the credit agreement is before any legal fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should be $61,521,000 rather than the $55,613,000 that the Partnership believes is correct.

     If Varde's interpretations of the loan documents are correct, the Varde One-Third would equal $17,621,000 and Varde would receive it as a transaction fee ("Transaction Fee") and not have to apply it to any of the debt and preferred equity securities. Further, if the Varde One-Third is considered a Transaction Fee, net income would decline by $17,621,000 for both the third quarter of 2000 and first nine months of 2000 to $28,808,000 and $26,678,000, respectively. In addition, interest expense and distribution expense would increase $358,000 and $46,000, respectively, for both the third quarter of 2000 and the first nine months of 2000.

     The following table compares how the Partnership believes the Payments of $16,606,000 should be applied according to its interpretation of the loan documents and how Varde believes the Payment should be applied according to their interpretation of the loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     A Term Loan                   $ 3,657,000       $ 3,657,000
     B Term Loan                    12,949,000         5,000,000
     Transaction Fee (1)                     -         7,949,000
                                   -----------       -----------
     The Payments                  $16,606,000       $16,606,000
                                   ===========       ===========

               (1) Based on Varde's interpretation, the Partnership would owe Varde a Transaction Fee of $17,621,000; therefore, after the Payments, Varde would still be owed an additional $9,672,000 as a transaction fee.

     Under the Partnership's interpretation and after the above
Payments, Varde was due an additional $7,797,000 to be applied to the debt and preferred equity securities as opposed to the $9,672,000
Varde believes is owed them as a transaction fee.

     Due to the dispute with Varde and rather than making additional payments to Varde which Varde indicated they would not apply in accordance with the credit agreement, the Partnership deposited $16,360,000 of the DESC Proceeds with the District Court of Taylor County, Texas which the Partnership believes will eventually be used to retire the remaining debt and redeem a portion of the preferred equity securites. Under Varde's interpretation of the loan documents, the Deposits would go to Varde as a Transaction Fee and retire a portion of the B Term Loan. The following table compares how the Partnership believes the Deposits will eventually be applied and how Varde believes the Deposits will eventually be applied:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     C Term Loan                   $ 6,171,000       $         -
     Subordinate Note A              3,188,000                 -
     Series B Preferred Units        3,117,000                 -
     Series C Preferred Units        1,672,000                 -
     Accumulated Arrearages Series
       B Preferred Units             1,440,000                 -
     Accumulated Arrearages Series
       C Preferred Units               772,000                 -
     Transaction Fee                         -         9,672,000
     B Term Loan                             -         6,688,000
                                   -----------       -----------
     The Deposits                  $16,360,000       $16,360,000
                                   ===========       ===========

     The following table compares the outstanding balances of the debt and preferred equity securities owed by the Partnership to Varde as of September 30, 2000 after application of the Payments and the Deposits based on the Partnership's interpretation of the Varde loan documents and Varde's interpretation of the Varde loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     B Term Loan                   $         -       $ 1,405,000
     C Term Loan                             -         6,335,000
     Subordinate Note A                      -         3,238,000
     Series B Preferred Units        6,205,000         9,322,000
     Series C Preferred Units        3,328,000         5,000,000
     Series D Preferred Units        2,757,000         2,757,000
     Accumulated Arrearages Series
       B Preferred Units               805,000         2,275,000
     Accumulated Arrearages Series
       C Preferred Units               432,000         1,220,000
     Accumulated Arrearages Series
       D Preferred Units             1,166,000         1,166,000
                                   -----------       -----------
     Outstanding Varde Debt and
       Preferred Securities        $14,693,000       $32,718,000
                                   ===========       ===========

     The Partnership has advised Varde that it does not intend to make any further payments until the above issues are resolved. The Partnership filed suit against Varde in the District Court of Taylor County, Texas ("Texas Court"), on August 3, 2000, demanding among other things that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The case is currently set for trial on January 29, 2001.

     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that among other things restrained Varde from seizing or foreclosing on any collateral while the case was pending.

     On August 8, 2000, Varde filed a notice of motion for summary judgment in lieu of complaint in the amount of $18,592,000 plus interest from August 8, 2000 on the ground that the action is based upon an instrument for the payment of money only and the claim that there is no defense to their action. The $18,592,000 is what Varde claims is still outstanding on the B Term Loan, C Term Loan and the remaining balance of a transaction fee based on the First DESC Receipt before reduction for legal fees. The motion was filed in the Supreme Court of New York County, New York ("New York Court").

     On August 31, 2000, Varde filed a second lawsuit claiming $48,749,000, which is the amount Varde claims is still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and the remaining balance of the transaction fee associated with the receipt of the DESC Proceeds. Varde claims that due to the defaults, all of the aforementioned debt and preferred equity securities are due. The second lawsuit was filed in the New York Court. A trial date has not been set by the New York Court, however, the court has set a January 10, 2001 deadline to complete discovery. At that time, there will be a hearing to determine how to proceed.

     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which among other things enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.

     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.

     Due to the constraints imposed during the period the temporary restraining order issued by the New York Court on September 10, 2000 was outstanding, management agreed to extend a revolving loan to the Partnership of $4,200,000 from the bonus management received as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000 and accrues interest at prime plus 1.75%. The Partnership had drawn up to $1,990,000 during the quarter; however, the loan balance was zero at September 30, 2000. Such note is secured by the assets of the Partnership.

     During the third quarter of 2000, the Partnership incurred legal fees of $141,000 in connection with the dispute with Varde.

     While the Partnership believes it is unlikely, if either court ruled that Varde was entitled to a Transaction Fee of $17,621,000, such ruling would have a material adverse effect on the Partnership's financial condition. In addition, if the New York Court order has the effect of materially restricting the use by the Partnership of its assets, such restriction could have a material adverse effect on the Partnership's financial condition. Finally, if the Partnership is forced to redeem the remaining preferred equity securities after application of the Second Deposit but before the Partnership has a replacement working capital facility, such forced redemption could have a material adverse effect on the Partnership's financial condition. As a result, the Partnership may be forced to seek bankruptcy protection should any of the above events occur. Due to the uncertainties involved with the dispute, there may also be other circumstances under which the Partnership seeks bankruptcy protection.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Under the terms agreed to on April 15, 1999, payments to Varde were capped at $2,500,000 per annum. To the extent the interest and distributions on the various Varde securities exceeded the cap on cash payments, the excess was paid in kind or increased accumulated arrearages, respectively.

     Distributions on the Series B Preferred Units, the Series C Preferred Units and the Series D Preferred Units are payable on the 5th day of the second month in each quarter. Distributions are subject to the cap on payments to Varde. Accordingly, for the third quarters of 2000 and 1999, the Partnership accumulated arrearages of $426,000 and $432,000, respectively, on these preferred equity securities. Through September 30, 2000, these securities had total accumulated arrearages of $4,615,000. Provided the dispute with Varde (See "- Item 1. Legal Proceedings") concerning the application of the proceeds from the DESC Claim is resolved favorably, the Partnership currently intends to redeem additional preferred equity securities held by Varde once a replacement working capital facility is in place.

    The Partnership must maintain compliance with certain financial and other covenants, as defined in the credit agreements with the lenders. In addition, the agreements contain restrictive covenants including, among other things, provisions concerning additional indebtedness and commitments, restriction on payments, sale of assets, and certain affiliate transactions. Prior to the receipt of the DESC proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance beginning on July 25, 2000. The financial covenants in the Varde loan agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System and due to the sale of the Crude Gathering System it was unlikely the Partnership could have complied with the current financial covenants without receipt of the DESC proceeds (See "- Item 1. Legal Proceedings"). The Partnership is still not in compliance with the requirement that the auditors' opinion on the financial statements contain no material qualifications or going concern uncertainties. The Partnership plans on retaining a portion of the DESC proceeds to provide the necessary working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court while the Partnership seeks a replacement working capital facility. Due to the current dispute with Varde, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "- Item 1. Legal Proceedings" for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.

     Varde has sent the Partnership notices of defaults and accelerations under the credit agreement and the preferred equity instruments for not paying the Varde One-Third within two days of receipt of the DESC Proceeds and for not providing certain financial information. The Partnership believes it has complied with the Varde One-Third requirement with the Tender and the Deposits. Further, the Partnership is taking the position that because Varde breached the contract that the reporting requirements are no longer enforceable (See "- Item 1. Legal Proceedings").

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

27.    Financial Data Schedule for the Third Quarter of 2000.

   b.  Reports on Form 8-K:

          Notice of resignation of Ernst & Young as the Partnership's certifying accountants as of
          September 26, 2000.





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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   November 14, 2000     /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   November 14, 2000     /s/ George Percival
                              Principal Financial Officer

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

27.    Financial Data Schedule for the Third Quarter of 2000.