Form 10-K
period 2000-12-31
PRIDE COMPANIES LP
filed 2001-04-16
CIK 859636

DRAFT 4/15/01 d8
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000
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

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of Common Units outstanding as of April 2, 2001: 4,950,000

     The aggregate market value of the 3,702,000 Common Units held by non-affiliates of the Partnership as of April 2, 2001 was approximately $926,000, which was computed using the closing sales price of the Common Units on April 2, 2001.

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

Item 7a.        Quantitative and Qualitative Disclosures About
                Market Risk

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

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management

Item 13.        Certain Relationships and Related Transactions



                                PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K

                               PART I

Items 1 and 2. Business and Properties

General

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (the "Equilon Agreement") to market through its products pipeline and Products Terminals (see "Long-Term Product Supply Agreement").

     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). See "Partnership Operations and Products - Crude Gathering System". Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods herein.

     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.

     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns the Series G Preferred Units of $3,144,000 ("Subordinate Preferred Units") (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity") and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Management which is comprised of the officers of the Managing General Partner (the "Management") collectively own a 19.8% interest in the Partnership through their ownership of Common Units (see "Item 10. Directors and Executive Officers of the Partnership"). Public ownership represented by the remaining Common Units is 73.3%. In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.

     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which is the Partnership's primary lender and also holds $17,079,000 of redeemable preferred equity. Varde is claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see "Item 3. Legal Proceedings"). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. The Partnership believes that if the Bankruptcy Court finds in favor of the Partnership, that the Partnership will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time. However, if the Bankruptcy Court finds in favor of Varde, the Partnership will unlikely be able to pay all of its creditors in full and a negative ruling will cause further uncertainty about the Partnership's future. The Partnership expects the Bankruptcy Court to issue its ruling sometime after June 8, 2001, after final briefs are filed.

     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and were authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.

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

     The Partnership's primary market area for refined products includes Central and West Texas and is a region that is not significantly served by the major refining centers of the Gulf Coast. Alon USA L.P. ("Alon"), which purchased Fina, Inc.'s ("Fina") refinery in Big Spring, Texas, in September, 2000, is a competitor of the Partnership and has products pipeline access into Abilene, while the Partnership is the only supplier with a products pipeline into San Angelo.

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

     Joint Reserve - Fort Worth, Dyess, and certain other military installations have been long-time customers of the Partnership's military aviation fuel. Management anticipates that the Partnership will continue to bid for these and other military supply contracts in the future although volumes have declined from prior years due to increasing competition. See "Partnership Operations and Products" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors." Gasoline and diesel tankage and sales facilities at the Aledo Terminal allow the Partnership access to the smaller communities west of the Dallas-Fort Worth ("DFW") market along Interstate 20 for conventional gasoline and the DFW market for low sulfur diesel fuel. See "Markets and Competition" below.

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

     Military aviation fuel delivered by the San Angelo Pipeline to Dyess is sold f.o.b. the Abilene Terminal with title passing to the purchaser as the product enters the pipeline. Prior to 1998, the Partnership had the only pipeline capable of delivering jet fuel directly into Dyess. In late 1997, Fina purchased Conoco's products terminal in Abilene and built its own pipeline from that terminal to Dyess that now enables Alon to also deliver military aviation fuel by pipeline into Dyess (see "General").

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "Markets and Competition" below. The expected volumes under the recently awarded contract are 32,850,000 gallons compared to 52,270,000 gallons under last year's contract; however, margins under the new contract have improved from last year's contract. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors." The Partnership does not expect the Bankruptcy to affect the contract it has with the Government since the Government was notified of the Bankruptcy by the Partnership prior to such contract being awarded.

     The Partnership and its predecessors have been supplying products to Joint Reserve - Fort Worth and Dyess since the early 1960s. Management believes that there will continue to be strong demand for military aviation fuel in the Partnership's market area into the foreseeable future; however, due to increased competition, the amount of military aviation fuel supplied by the Partnership under the last three contracts, was at reduced volumes from contracts prior to 1998. Furthermore, future contracts may also be at reduced volumes. Dyess is an Air Combat Command facility, formerly a strategic air command facility, and the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under the contract that was effective from April 1, 2000 through March 31, 2001, the Partnership contracted to sell military aviation fuel to Dyess, Sheppard Air Force Base in Wichita Falls, Texas, Joint Reserve - Fort Worth, E-Systems, Inc, AASF in Grand Prairie, Texas, AASF in Dallas, Texas, and Goodfellow Air Force Base in San Angelo, Texas. Under the new contract that is effective from April 1, 2001 through March 31, 2002, the Partnership will supply military aviation fuel to Dyess, Joint Reserve - Fort Worth, AASF in Dallas, Texas, and AASF in Grand Prairie, Texas. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors."

     For the year ended December 31, 2000, the Partnership collected an award of $61,521,000 ("DESC Proceeds") from the United States of America (the "Government"), also referred to as the Defense Energy Support Center ("DESC"), related to underpayments by the Government for jet fuel purchased from the Partnership over several years (see "Item 3. Legal Proceedings").

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

     As a result of the mothballing of the Refinery, the Partnership wrote down such assets by $40.0 million at December 31, 1997. In
December 1998, the Partnership sold its diesel desulfurization unit for $3.1 million.

     The other processing units previously utilized by the Refinery are being held for sale along with the Aledo Pipeline. The timing of any such sale is uncertain.

Markets and Competition

    Alon, the Partnership's principal competitor in its primary market area, operates a products pipeline in the Abilene area. This competitor's pipeline originates in Big Spring, Texas (105 miles west of Abilene) and supplies Abilene, Midland, and Wichita Falls, Texas and the Midcontinent. However, the Partnership currently has the only products pipeline access to the San Angelo area. Retailers and jobbers who are not supplied by the Partnership or one of its exchange partners must truck their products into San Angelo from locations as far away as 90 to 200 miles. In April 1998, Equilon completed conversion of an existing crude pipeline into a products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel from the Gulf Coast to the Partnership's Abilene Terminal and Aledo Terminal, and the Partnership ships product from the Abilene Terminal to the San Angelo Terminal through the San Angelo Pipeline. Other Gulf Coast refiners ship their products primarily throughout the southeast and central United States. Total petroleum product demand for the Partnership's market area is determined by demand for conventional gasoline, low sulfur diesel fuel, and military aviation fuel. In the case of each product, however, demand tends to vary by locality and season. Aviation fuel consumption is from regional military and civilian air facilities.

    Longhorn Partners Pipeline, which has several major oil companies' participating in the venture, is expected to bring petroleum products into West Texas, New Mexico and Arizona from the Gulf Coast. The exact timing is unknown. This would increase competition in the Partnership's primary market areas.

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

    The Partnership sells gasoline to branded product companies and to unbranded dealers. Low sulfur diesel fuel is primarily sold to truck stops and end users with a limited amount sold to other branded product companies. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells or exchanges diesel, conventional gasoline, and military aviation fuel, depending on local market needs throughout the region. Some of the marketers in the area that purchase from or exchange refined products with the Partnership include Alon, Chevron Products Company ("Chevron"), Equiva, Exxon, Phillips, Star Enterprise and Ultramar Diamond Shamrock. The Partnership has one exchange agreement and two sales agreements with these companies for product supplied out of the Abilene Terminal; four exchange agreements and two sales agreements with these companies for products supplied out of the San Angelo Terminal; and one exchange agreement and two sales agreements with these companies for product supplied out of the Aledo Terminal. After the Bankruptcy, one of the marketers in the Partnership's area cancelled an exchange agreement for product supplied out of the Aledo Terminal and San Angelo Terminal. The Partnership does not expect any further cancellations, however, such events are outside the Partnership's control. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Big Spring, Lubbock and Midland/Odessa, Texas without incurring transportation costs to these cities. Prior to March 31, 2000, the Partnership had operated several retail fueling facilities.

Customers

    Two of the Partnership's major customers are the DESC and Chevron. Revenues from the DESC comprised 17.2%, 13.6% and 26.4% of total revenues from the Products Marketing Business in 2000, 1999 and 1998, respectively. Revenues from Chevron comprised 8.1%, 6.7% and 0.4% of total revenues from the Products Marketing Business in 2000, 1999 and 1998, respectively.
    At December 31, 2000 and 1999, the Partnership had $1,544,000 and $283,000, respectively, in receivables from the DESC and $303,000 and $240,000, respectively, in receivables from Chevron.

Long-Term Product Supply Agreement

    In 1997, the Partnership executed a long-term product supply agreement (see "General") with Equilon to supply gasoline, diesel fuel and jet fuel to the Partnership. The Equilon Agreement has a 10-year primary term which began in April 1998, the date Equilon completed its system of pipelines and terminals. The Equilon Agreement also has two-year renewal provisions for up to an additional 10 years. After the initial five years of the initial ten-year term ("Primary Term"), if Equilon determines that shipment of products on its new products pipeline is no longer economical due to product prices, then Equilon may notify the Partnership of proposed redetermined prices. If the Partnership does not accept such redetermined prices, then Equilon may elect to terminate the Equilon Agreement by 18 months' written notice. After the Primary Term, if either party under the Equilon Agreement can demonstrate that the prices for delivered products under the Equilon Agreement are producing cash flows materially below that received during the Primary Term, then such party may notify the other party of proposed prices it must receive to continue. If the other party does not accept such redetermined pricing, then the other party may elect not to renew the Equilon Agreement not less than one year prior to the end of the current term. The Equilon Agreement may furthermore be terminated upon any breach by the other party which continues beyond 30 days following notice of breach. Additionally, the Equilon Agreement provides that the Partnership will purchase all gasoline, diesel and jet fuel which it may desire to purchase, exclusively from Equilon. The Partnership's cost for such product is based primarily on the market price in the area in which the products are received less a discount. The Partnership will use Equilon products to supply its existing customer base, which includes wholesale customers, exchange partners, and military bases, primarily using the Products Terminals and San Angelo Pipeline.

    In connection with the Equilon Agreement, the Partnership mothballed its Refinery, but will continue to utilize the terminal and storage facilities at the Refinery for a refined products terminalling facility (the Abilene Terminal). As a result of the Agreements, the Partnership believes that cash flows have been less volatile since the Partnership is no longer exposed to the extremely volatile margins of a refinery. The Partnership also believes that the Equilon Agreement will better enable the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

     Equilon has continued to provide refined products to the Partnership subsequent to filing Bankruptcy and the Partnership believes Equilon will continue to supply such refined products to the Partnership provided the Partnership continues to pay Equilon in accordance with the Equilon Agreement and Equilon has cash deposits or a letter of credit to secure the credit (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

Employees

    As of December 31, 2000, the Partnership had 32 employees in the Products Marketing Business.

Environmental Matters

    The Partnership's activities involve the transportation, storage, and marketing of refined petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. For the year ended December 31, 2001, the Partnership expects to spend $30,000 related to an investigative study by the Texas Natural Resource Conservation Commission. The Partnership spent $217,000 related to that study for the year ended December 31, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results" and "Item 3. Legal Proceedings."

Forward Looking Statements

    This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations, (v) fluctuations in refined product prices and their impact on working capital, and (vi) resolution of the dispute with Varde concerning the application of proceeds from the DESC claim. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Item 3. Legal Proceedings."

Item 3. Legal Proceedings

    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde, the Bankruptcy and certain tax issues discussed below, Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $30,000 and had accrued for this amount at December 31, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.

    On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the Government or DESC, relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.

    On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC Proceeds were $61,521,000 (see "Items
1. and 2. Business and Properties - Partnership Operations and Products"). The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July 25, 2000 and paid total legal fees to the Partnership's attorneys of $5,908,000 ("Legal Fees"). On August 24, 2000, the Partnership received an additional $15,815,000 which was for the statutory interest on the judgment. The Partnership paid bonuses totaling $6,967,000 (the "Bonuses") from the DESC Proceeds to Management. The DESC Proceeds less the Legal Fees and Bonuses (which together approximate 21% of the DESC Proceeds) are $48,646,000 ("DESC Income" or "Net DESC Proceeds"). The Partnership reported the $45,706,000 less Legal Fees of $4,339,000 and bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000. The Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000 in other income for the year ended December 31, 2000.

     On July 25, 2000 and July 26, 2000, the Partnership made three payments to Varde totaling $16,606,000 (the "Payments') from the DESC Proceeds to retire the Series A Term Loan and Series B Term Loan. On August 23, 2000 and August 31, 2000, the Partnership also deposited $9,360,000 (the "First Deposit") and $7,000,000 (the Second Deposit"), respectively, for a total of $16,360,000 (the "Deposits") from the DESC Proceeds with the District Court of Taylor County, Texas ("Texas Court") which were expected to be used to retire debt and redeem preferred equity securities prior to the Bankruptcy. The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York, ("New York Court") and subject to the supervision of the Bankruptcy Court (see below).

     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity security instruments (including distributions paid in kind on debt and accumulated arrearages owed on preferred equity securities), Legal Fees and payments under the Partnership's bonus plan, common unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to common unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). The Partnership had planned on redeeming all preferred equity securities held by Varde with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the common unitholders as a result of the payment of accumulated arrearages on the Varde preferred equity securities (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). As a result of the DESC Claim being paid in two installments, such net income was reported to common unitholders in two different months (see below).

    As a result of the expected retirement of the debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans.

    In accordance with the Partnership Agreement, the Managing
General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the holders of Common Units. Under that convention, common unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership intends to take the position that suspended losses would be available to common unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with this position. The actual tax impact on a common unitholder depends upon such unitholder's overall personal tax situation and whether such unitholder has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with their own tax advisor regarding the use of suspended losses.

     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the Series A Term Loan and Series B Term Loan is required to be paid to Varde. The Partnership had planned on eventually retiring all of Varde's Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of Debt, Redeemable Preferred Equity and Varde One-Third) as a transaction fee rather than applying the Payments against the Debt and Redeemable Preferred Equity. The Partnership believes this position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity that Varde holds. However, Varde's position is that since another loan document executed at the same time as the credit agreement does not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Partnership believes the two agreements can be read together and are not inconsistent and that Varde must, therefore, apply the Varde One-Third to its Debt and Redeemable Preferred Equity.

    Additionally, Varde also argues that the term "proceeds" as used in the credit agreement is before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should be $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believes is correct.

    If Varde's interpretations of the loan documents are correct, the Varde One-Third would equal $17,621,000 and Varde would receive such amounts as a Transaction Fee and not have to apply it to any of Varde's Debt and Redeemable Preferred Equity. Further, if the Varde One-Third is considered a Transaction Fee, net income would have declined by $17,621,000 for the year ended December 31, 2000 to $25,788,000. In addition, interest expense and distributions would have increased for the year ended December 31, 2000.

    The following table compares how the Partnership believes the Payments of $16,606,000 should be applied according to its interpretation of the loan documents and how Varde believes the Payment should be applied according to Varde's interpretation of the loan documents:


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

    Under the Partnership's interpretation and after the above
Payments, Varde was due an additional $7,797,000 to be applied to Varde's Debt and Redeemable Preferred Equity, as opposed to the $9,672,000 Varde believes is owed as a transaction fee.

    Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court, which the Partnership believed should eventually be used to retire the remaining Varde Debt and redeem a portion of the Redeemable Preferred Equity. Under Varde's interpretation of the loan documents, the Deposits should go to Varde as a Transaction Fee and retire a portion of the B Term Loan. The following table compares how the Partnership believes the Deposits should be applied and how Varde believes the Deposits should be applied:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     C Term Loan                   $ 6,171,000       $         -
     Subordinate Note A              3,188,000                 -
     Series B Preferred Units (1)    3,117,000                 -
     Series C Preferred Units (1)    1,672,000                 -
     Accumulated Arrearages Series
       B Preferred Units (1)         1,440,000                 -
     Accumulated Arrearages Series
       C Preferred Units (1)           772,000                 -
     Transaction Fee                         -         9,672,000
     B Term Loan                             -         6,688,000
                                   -----------       -----------
     The Deposits                 $ 16,360,000      $ 16,360,000
                                   ===========       ===========

     (1)  Due to the Bankruptcy, it is unlikely that the full
          $7,001,000 of the Deposits will be used to redeem the Redeemable Preferred Equity.

    The following table compares the outstanding balances of the Debt and Redeemable Preferred Equity owed by the Partnership to Varde as of December 31, 2000 after the expected application of the Payments and the Deposits based on the Partnership's interpretation of the loan documents prior to the Bankruptcy and Varde's interpretation of the loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     B Term Loan                   $         -       $ 1,462,000
     C Term Loan                             -         6,577,000
     Subordinate Note A                      -         3,324,000
     Series B Preferred Units (1)    6,205,000         9,322,000
     Series C Preferred Units (1)    3,328,000         5,000,000
     Series D Preferred Units        2,757,000         2,757,000
     Accumulated Arrearages Series
       B Preferred Units (1)           945,000         2,507,000
     Accumulated Arrearages Series
       C Preferred Units (1)           507,000         1,344,000
     Accumulated Arrearages Series
       D Preferred Units             1,294,000         1,294,000
                                   -----------       -----------
     Outstanding Varde Debt and
       Preferred Securities        $15,036,000       $33,587,000
                                   ===========       ===========

     (1) Due to the Bankruptcy, the redemption of the Redeemable Preferred Equity shown in the previous table is unlikely to occur in the amounts indicated;
          therefore, the balance in this table will likely increase by those amounts.

     The Partnership advised Varde that it did not intend to make any further payments until the above issues were resolved. The Partnership filed suit against Varde in the Texas Court, on August 3, 2000, demanding, among other things, that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The trial which was scheduled in the Texas Court for February 2, 2001, was removed to the Bankruptcy Court by Varde.

    On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that, among other things, restrained Varde from seizing or foreclosing on any collateral while the case was pending.

     On August 8, 2000, Varde filed a new lawsuit in New York, a notice of motion for summary judgment in lieu of complaint, in the amount of $18,592,000 plus interest from August 8, 2000, on the ground that the action was based upon an instrument for the payment of money only and that there was no defense to payment. The $18,592,000 is the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan and the remaining balance of a Transaction Fee based on the first receipt of $45,706,000 of DESC Proceeds before reduction for Legal Fees.

    On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds. Varde claimed that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity were due.

     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which, among other things, enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.

     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.

     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. The Partnership had drawn up to $1,990,000 during the year ended December 31, 2000; however, the Partnership repaid the note on November 15, 2000, and the loan balance was zero at year end. Such note is secured by the assets of the Partnership. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding during the year ended December 31, 2000. No further advances are expected under this facility.

       The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the filing of a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division on January 17, 2001. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see "Items 1. and 2. Business and Properties - General"). The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity of $17,079,000.

     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.

     On January 31, 2001, Varde removed the Partnership's suit from the Texas Court to the Bankruptcy Court and filed a motion with the Bankruptcy Court for appointment of a trustee. Varde subsequently removed both of the New York state lawsuits to New York federal court. The motion for appointment of a trustee was heard on March 6, 2001 and the Bankruptcy Court denied Varde's request on March 22, 2001.

    For the year ended December 31, 2000, in addition to the Legal Fees paid out of the DESC Proceeds, the Partnership incurred legal fees and other expenses of $1,172,000 in connection with the dispute with Varde and $55,000 related to the Bankruptcy.

     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001. Additional briefs will be filed in the case which are expected to be delivered to the Bankruptcy Court by June 8, 2001. Once the Bankruptcy Court reviews those briefs, a ruling will be issued.

    A common unitholder has notified the Partnership he believes the Partnership's tax status should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The common unitholder has demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.

     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during fiscal year 2000.

                              PART II

Item 5. Market for Partnership's Common Units and Related Unitholder
        Matters

    The Partnership's Common Units are traded on the NASDAQ OTC bulletin board under the symbol PRDE. The following tables set forth, for the periods indicated, the high and low closing prices of the Common Units in 2000 and 1999 on the NASDAQ OTC bulletin board. Quotations on the NASDAQ OTC bulletin board reflect interdealer, without retail mark-up, mark-down, or commission, prices and may not necessarily represent actual transactions. No distributions were made on the Common Units during the past two fiscal years.


NASDAQ OTC Bulletin Board
-------------------------

     1999                    HIGH        LOW
     ____                    ----        ---
First Quarter              $ 0.19      $ 0.06

Second Quarter               0.50        0.13

Third Quarter                0.33        0.09

Fourth Quarter               0.17        0.11


    2000                     HIGH        LOW
    ____                     ____        ___

First Quarter              $ 0.39      $ 0.13

Second Quarter               0.25        0.11

Third Quarter                0.31        0.02

Fourth Quarter               0.22        0.14


    Assuming that the Second Deposit and $1,000 of the First Deposit were to be used to redeem a portion of the Series B Preferred Units and Series C Preferred Units, the remaining Series B Preferred Units and Series C Preferred Units would be convertible into 985,000 and 528,000 Common Units, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity." Through December 31, 2000, these securities had total accumulated arrearages of $4,958,000.

    Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial common unitholders of the Partnership at December 31, 2000 to be approximately 2,900.

    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for a discussion of certain restrictions imposed by Varde which is the Partnership's primary lender and restrictions imposed under the terms of the preferred equity securities on the payment of distributions to common unitholders while such debt and preferred equity securities remain outstanding.

Item 6.  Selected Financial Data

    The following table sets forth, for the periods and at the dates indicated, selected financial data for the Partnership. The table is derived from the financial statements of the Partnership and should be read in conjunction with those financial statements. See also "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

(The following table should be printed on 14" x 8.5" paper)

                                                 SELECTED FINANCIAL DATA<F12>
                                 (In thousands, except per unit amounts and footnote amounts)
                                                            Year Ended December 31,
                                             -----------------------------------------------------------------
                                                1996         1997         1998         1999          2000
                                                ----         ----         ----         ----          ----
Income Statement Data:
  Revenues
    Products Marketing Business <F1>         $ 294,328    $ 277,179    $ 121,189    $ 130,604     $ 234,929
    Net DESC Proceeds                                -            -            -            -        36,257<F13>
  Costs of sales and operating
    expenses, excluding depreciation           291,502      266,918      115,454      126,424       230,144
  Refinery closure costs                             -       41,396<F3>        -            -             -
  Marketing, general and administrative
    expenses                                     5,512        4,769        3,761        3,700         3,406
  Depreciation                                   4,972        4,955        1,422        1,496         1,467
                                              --------     --------     --------     --------      --------
  Operating income (loss)                       (7,658)     (40,859)         552       (1,016)       36,169
                                              --------     --------     --------     --------      --------
  Other net                                        156          558          322          505         1,016
  Net interest income from DESC                      -            -            -            -        12,389<F13>
  Interest expense                              (5,319)      (4,829)      (5,647)<F4>  (5,095)<F4>   (1,244)<F4>
  Credit and loan fees <F5>                     (1,388)      (1,242)      (1,646)      (2,080)       (4,921)
                                              --------     --------     --------     --------      --------
  Net income (loss) from continuing
    operations                                 (14,209)     (46,372)      (6,419)      (7,686)       43,409
  Discontinued operations <F12>:
    Income (loss) from operations of
      the Crude Gathering System prior
      to August 1, 1999                          7,794        1,341       (2,138)<F2>     269<F2>         -
    (Loss) on disposal                               -            -            -         (251)            -
                                              --------     --------     --------     --------      --------
  Net income (loss)                          $  (6,415)   $ (45,031)   $  (8,557)   $  (7,668)    $  43,409
                                              ========     ========     ========     ========      ========

    Basic net income (loss) per Common
      Unit <F6>:
        Net income (loss) from continuing
          operations                         $   (2.81)   $   (9.18)   $   (1.62)   $   (1.89)    $    8.26
        Net income (loss) from
          discontinued operations            $    1.54    $     .26    $    (.42)   $       -     $       -
                                              --------     --------     --------     --------      --------
          Net income (loss)                  $   (1.27)   $   (8.92)   $   (2.04)   $   (1.89)    $    8.26
                                              ========     ========     ========     ========      ========

    Diluted net income (loss) per Common
      Unit:
        Net income (loss) from continuing
          operations                         $   (2.81)   $   (9.18)   $   (1.62)   $   (1.89)    $    5.82
        Net income (loss) from
          discontinued operations            $    1.54    $     .26    $    (.42)   $       -     $       -
                                              --------     --------     --------     --------      --------
          Net income (loss)                  $   (1.27)   $   (8.92)   $   (2.04)   $   (1.89)    $    5.82
                                              ========     ========     ========     ========      ========
  Numerator:
  Basic net income (loss) from continuing
    operations                               $ (14,209)   $ (46,372)   $  (6,419)   $  (7,686)    $  43,409
  Preferred distributions<F7>                        -            -       (1,763)      (1,854)       (1,683)
                                              --------     --------     --------     --------      --------
  Net income (loss) from continuing
    operations less preferred
    distributions                              (14,209)     (46,372)      (8,182)      (9,540)       41,726
  Net income (loss) from continuing
    operations allocable to 2%
    general partners' interest                    (284)        (928)        (163)        (191)          835
                                              --------     --------     --------     --------      --------
  Numerator for basic earnings per
    unit from continuing operations          $ (13,925)   $ (45,444)   $  (8,019)   $  (9,349)    $  40,891
                                              ========     ========     ========     ========      ========
  Net income (loss) from discontinued
    operations                               $   7,794    $   1,341    $  (2,138)   $      18     $       -
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                             156           27          (43)           -             -
                                              --------     --------     --------     --------      --------
  Numerator for basic earnings per unit
    from discontinued operations             $   7,638    $   1,314    $  (2,095)   $      18     $       -
                                              ========     ========     ========     ========      ========
  Numerator for basic earnings per unit      $  (6,287)   $ (44,130)   $ (10,114)   $  (9,331)    $  40,891
                                              ========     ========     ========     ========      ========

  Diluted net income (loss) from
    continuing operations                    $ (14,209)   $ (46,372)   $  (6,419)   $  (7,686)    $  43,409
  Preferred distributions<F7>                        -            -       (1,763)      (1,854)       (1,683)
  Adjustments to compute diluted net income
    (loss):
      Subordinate Note A interest expense            -            -            -            -           186
      Series B Preferred Unit distributions          -            -            -            -           795
      Series C Preferred Unit distributions          -            -            -            -           427
                                              --------     --------     --------     --------      --------
  Net income (loss) from continuing
    operations less preferred
    distributions                              (14,209)     (46,372)      (8,182)      (9,540)       43,134
  Net income (loss) from continuing
    operations allocable to 2%
    general partners' interest                    (284)        (928)        (163)        (191)          863
                                              --------     --------     --------     --------      --------
  Numerator for diluted earnings per
    unit from continuing operations          $ (13,925)   $ (45,444)   $  (8,019)   $  (9,349)    $  42,271
                                              ========     ========     ========     ========      ========

  Net income (loss) from discontinued
    operations                               $   7,794    $   1,341    $  (2,138)   $      18     $       -
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                             156           27          (43)           -             -
                                              --------     --------     --------     --------      --------
  Numerator for diluted earnings per unit
    from discontinued operations             $   7,638    $   1,314    $  (2,095)   $      18     $       -
                                              ========     ========     ========     ========      ========
  Numerator for diluted earnings per unit    $  (6,287)   $ (44,130)   $ (10,114)   $  (9,331)    $  42,271
                                              ========     ========     ========     ========      ========
  Cash distributions declared per
    Common Unit                              $       -    $       -    $       -    $       -     $       -

  Denominator <F8>:
  Denominator for basic earnings per
    unit <F6>:
      Common Units                               4,950        4,950        4,950        4,950         4,950
  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                             -            -            -            -           292
      Series B Preferred Units                       -            -            -            -         1,315
      Series C Preferred Units                       -            -            -            -           705
                                              --------     --------     --------     --------      --------
        Total adjustments                            -            -            -            -         2,312
                                              --------     --------     --------     --------      --------
  Denominator for diluted earnings
    per unit after conversion <F6>:
      Common Units                               4,950        4,950        4,950        4,950         7,262
                                              ========     ========     ========     ========      ========
Balance Sheet Data (at end of period):
  Net property, plant and equipment          $  70,993    $  19,793    $  17,518    $  16,621     $  15,301
  Total assets                                 111,587       64,804       44,107       47,506        56,069
  Long-term debt (including current
    maturities) <F9>                            51,098       37,465       39,594       25,799         9,359
  Redeemable preferred equity                        -       19,529       19,529       17,079 <F10>  17,079
  Partners' capital (deficiency)                29,598      (15,433)     (23,990)     (28,514)<F10>  14,895

Operating Data Continuing Operations (BPD):
  Products Marketing Business
    Product sales                                    -            -       13,267<F11>  14,783        16,919
  Refinery
    Crude oil throughput                        32,555       31,449       28,090<F11>       -             -
    Products refined                            31,681       30,619       27,438<F11>       -             -
  Products System
    Transportation volumes                      13,509       11,415        7,335<F11>       -             -


<F1>
Prior to mothballing the Refinery on March 22, 1998, this data represents information for the Refinery and products pipelines and terminals.
<F2>
Discontinued operations for 1998, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.  Discontinued operations for 1999 included the reversal of a $1,197,000 lower of cost or market inventory adjustment since the market value of the crude oil was more than its carrying value.
<F3>
Refinery closure costs for the year ended December 31, 1997 includes a $40,000,000 noncash charge for impairment of fixed assets, $1,750,000 related to closure of the Refinery and related severance costs, and $367,000 related to the write-off of certain Refinery assets offset by $721,000 in accruals that were reversed as a result of the Refinery being mothballed.
<F4>
Since a portion of the debt is subject to increasing rates of interest, the Partnership is accruing interest at the effective rate over the term of the debt.  Interest expense in 1998, 1999 and 2000 reflects an accrual of $1,030,000, $315,000 and reversal of an accrual of $1,345,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
<F5>
Credit and loan fees include costs associated with the restructuring and refinancing of the Partnership of $1,064,000,
$613,000, $1,325,000, $1,761,000 and $3,456,000 for 1996, 1997, 1998, 1999 and 2000, respectively.
<F6>
On December 31, 1996 after the market closed the convertible preferred limited partner units were converted to Common Units on a one-for-one basis.  At the same time, existing common limited partner units were converted to Common Units on a one-for-
twenty-one reverse unit split.  The basic and diluted net loss per unit calculations for 1996 have been restated to reflect the outstanding Common Units after the conversion.
<F7>
Since cash distributions were not paid on the preferred equity, the preferred equity accrued distributions of $1,763,000,
$1,854,000 and $1,683,000 for the years ended December 31, 1998, 1999 and 2000, respectively, which have been deducted in determining net income (loss) per unit.  Included in the preferred equity accrued distributions for the years ended December
31, 1998 and 1999 were $196,000 and $147,000, respectively, related to the Series E Preferred Units and Series F Preferred
Units.  The accrued distributions on the Series E Preferred Units and Series F Preferred Units were cancelled in connection with the Crude Gathering Sale on October 1, 1999 (see Footnote 10).
<F8>
In 1997, 1998, 1999 and 2000, the calculations of diluted earnings per unit exclude 300,000, 300,000, 278,000, and 208,000, respectively, officer and employee unit appreciation rights and 2,987,000, 3,027,000, 2,751,000 and 0, respectively, units attributed to the convertible preferred equity and convertible debt because the effect would be antidilutive.  For 2000,
2,312,000 Common Unit equivalents related to the convertible preferred equity and convertible debt was included in the calculation of dilutive earnings per unit.  The calculation for those four years also exclude 70,000 director unit appreciation rights because the plan states they will be settled for cash.
<F9>
At December 31, 1996, 1997, 1998, 1999 and 2000 current maturities were $6,412,000, $1,938,000, $65,000, $25,799,000 and
$9,359,000, respectively.
<F10>
In connection with the Crude Gathering Sale, Pride SGP exchanged certain assets, receivables, and the Series E and F
Preferred Units for cash and Subordinate Preferred Units which are included in Partners' capital (deficiency) for the years ended December 31, 1999 and 2000.  See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of
Operation - Factors and Trends Affecting Operating Results - Other Factors."
<F11>
Due to the Refinery being mothballed on March 22, 1998, the operating data in 1998 for the Products Marketing Business is for the period April 1, 1998 through December 31, 1998 and for the Refinery and Products System is for the period January 1, 1998 through March 31, 1998.
<F12>
The Crude Gathering System segment was sold on October 1, 1999.  Accordingly, the segment has been presented as discontinued
operations for all periods.
<F13>
On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the
Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act.  The total award was $61,521,000.  The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July
25, 2000 and paid total Legal Fees to the Partnership's attorneys of $5,908,000.  On August 24, 2000, the Partnership
received an additional $15,815,000 which was for the statutory interest on the judgment.  The Partnership paid Bonuses totaling $6,967,000 from the DESC Proceeds to Management.  The Partnership reported the $45,706,000 less Legal Fees of
$4,339,000 and Bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000.  The
Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000 in
other income for the year ended December 31, 2000.

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

Year ended December 31, 2000 compared with year ended December 31,
1999.

    General. Net income for the year ended December 31, 2000 was $43.4 million compared to net loss of $7.7 million for the year ended December 31, 1999. The results for the year ended December 31, 1999 included income of $18,000 from discontinued operations.

    Continuing Operations (Products Marketing Business). Net income from continuing operations was $43.4 million for the year ended December 31, 2000 compared to a net loss from continuing operations of $7.7 million for the year ended December 31, 1999. The results for the year ended December 31, 2000 included $48.6 million of income from the DESC Claim (see "Financial Condition - Financial Resources and Liquidity"). The $12.4 million of interest income related to the DESC Claim is reported separately from the $36.3 million included in operating income which represents underpayments by the Government in prior years for jet fuel purchased from the Partnership. As a result of collecting the DESC Proceeds and applying it to the Debt (see "Financial Condition - Financial Resources and Liquidity"), the Partnership wrote-off $2.6 million of deferred financing costs that were being amortized over the life of the loans and recognized income of $1.3 million associated with the reversal of an accrual for increasing rate accrued interest for the year ended December 31, 2000. In addition, for the year ended December 31, 2000, marketing, general and administrative expense declined $294,000 and operating expense declined $634,000 for a total decrease of $928,000 (see "Item 3. Legal Proceedings").

     Operating income for the Products Marketing business was $36.2 million for the year ended December 31, 2000 compared to operating loss of $1.0 million for the year ended December 31, 1999. Excluding the $36.3 million of DESC Income (see "Item 3. Legal Proceedings") included in operating income, the year ended December 31, 2000 would have shown an operating loss of $88,000. As mentioned before, general and administrative expenses and operating expenses declined a total of $928,000 for the year ended December 31, 2000. Depreciation expense for the Products Marketing Business was $1.5 million for both the years ended December 31, 2000 and 1999. Operating income excluding depreciation for the Products Marketing Business was $37.6 million for the year ended December 31, 2000 compared to operating income excluding depreciation of $480,000 for the year ended December 31, 1999. Excluding the $36.3 million of DESC income included in operating income, the year ended December 31, 2000 would have shown operating income excluding depreciation of $1.4 million. The improvement for the year ended December 31, 2000 was due to a $928,000 reduction in general and administrative expenses and operating expenses. For the year ended December 31, 2000, the Partnership marketed 16,919 BPD of refined products compared to 14,783 BPD for the year ended December 31, 1999. The net margin per barrel (after marketing, general and administrative expenses) for the year ended December 31, 2000 was breakeven compared to negative $0.19 for the year ended December 31, 1999.

     Discontinued Operations (Crude Gathering System). The Crude Gathering System was sold on October 1, 1999. The results for the year ended December 31, 1999 are discussed in the comparison of the year ended December 31, 1999 to the year ended December 31, 1998 for discontinued operations.

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

    Continuing Operations (Products Marketing Business). Net loss from continuing operations was $7.7 million for the year ended December 31, 1999 compared to $6.4 million for the year ended December 31, 1998. The results for the year ended December 31, 1998 were stronger due to the results for the Refinery in the first quarter of 1998 and the lower credit and loan fees for the year ended December 31, 1998. Credit and loan fees for the year ended December 31, 1999 increased due to certain deferred financing costs being amortized over a shorter period as a result of the new maturity date of the BankBoston facility (See "Financial Condition - Financial Resources and Liquidity"). The stronger operating results for the year December 31, 1998 were partially offset by lower interest expense for the year ended December 31, 1999 due to the payment of $15.0 million on the A Term Loan (See "Financial Condition - Financial Resources and Liquidity") and increased interest income for the year ended December 31, 1999 resulting from the proceeds of the sale of the Crude Gathering System.

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

    Discontinued Operations (Crude Gathering System). Net income from discontinued operations was $269,000 for the seven months ended July 31, 1999 compared to a loss of $2.1 million for the year ended December 31, 1998. Net income from discontinued operations for the year ended December 31, 1999 included the reversal of a $1.2 million lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at September 30, 1999, whereas, net loss from discontinued operations for the year ended December 31, 1998 included a negative $1.2 million lower of cost or market adjustment since the market value of the crude oil owned by the Partnership was less than its carrying value at December 31, 1998. The results from discontinued operations for the seven months ended July 31, 1999 included $944,000 in higher costs of sales due to hedging losses. See "Item 7a. Quantitative and Qualitative Disclosure About Market Risk." The volume of crude oil gathered by the Crude Gathering System decreased to 38,110 BPD for the first seven months of 1999 from 43,508 BPD for the year ended December 31, 1998 due to the elimination of marginal contracts and lower crude oil production in the field. For the seven months ended July 31, 1999, net margin increased to $0.12 per barrel from negative $0.04 per barrel for the year ended December 31, 1998, which is primarily a result of the lower of cost or market adjustments discussed earlier.

     The Partnership also realized a loss for the year ended December 31, 1999 on the disposal of the discontinued operations of $251,000, which includes operating losses incurred after the measurement date of August 1, 1999 and prior to the disposal date of October 1, 1999.
From August 1, 1999 through October 1, 1999, the Partnership incurred $1.3 million in higher costs of sales due to hedging losses which was offset by the gain realized on the sale of crude oil to Sun on October 1, 1999 as part of the Crude Gathering Sale.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $333,000 for the years ended December 31, 2001 and 2002 on several projects to maintain compliance with various other environmental requirements including $30,000 for 2001 related to an investigative study by the Texas Natural Resource Conservation Commission and an aggregate of $94,000 for 2001 and 2002 related to the cleanup of an existing leak. The remaining $209,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $30,000 and had accrued for this amount at December 31, 2000. In the first quarter of 2001, the Partnership completed Phase II and has submitted a report to the Texas Natural Resource Conservation Commission. The Partnership spent $217,000 related to that study for the year ended December 31, 2000.
Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

     After the Crude Gathering Sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $94,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.

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

     Other Factors. The Government awarded the Partnership the right to supply 32,850,000 gallons of military aviation fuel for the contract period that began April 1, 2001 and ends March 31, 2002. The award is for deliveries to Dyess, Joint Reserve - Fort Worth, Texas, AASF in Dallas, Texas, and AASF in Grand Prairie, Texas. The contract is a 37% decrease from the volumes that it supplied under the contract which began April 1, 2000 and ended March 31, 2001; however, margins under the new contract have improved from last year's contract. See "Items 1. and 2. Business and Properties - Partnership Operations and Products."

     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity of $17,079,000 (see "Item 3. Legal Proceedings").

     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits (see "Item 3. Legal Proceedings"). Closing arguments were heard by the Bankruptcy Court on April 6, 2001. Additional briefs will be filed in the case which are expected to be delivered to the Bankruptcy Court by June 8, 2001. Once the Bankruptcy Court reviews those briefs, a ruling will be issued.

     The Partnership believes that if the Bankruptcy Court finds in favor of the Partnership, that the Partnership will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time. However, if the Bankruptcy Court finds in favor of Varde, the Partnership will unlikely be able to pay all of its creditors in full and a negative ruling will cause further uncertainty about the Partnership's future.

     A common unitholder has notified the Partnership he believes the Partnership's tax status should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The common unitholder has demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.

     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

                       Financial Condition

Inflation

    Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. From September 30, 1998 to December 31, 1999, Equilon maintained the refined products inventory in tanks leased to Equilon by the Partnership at the Partnership's marketing facilities. As a result, the Partnership purchased product inventory daily from Equilon, thereby eliminating most of the carrying costs, including interest costs. Further, this arrangement substantially reduced the lag between the time the Partnership paid Equilon for the product, 10 to 20 days after the sale, and the time the Partnership received payment from its customers. Beginning January 1, 2000, the Partnership is required to reimburse Equilon its carrying costs of inventory, including interest costs. To offset the interest costs associated with carrying the inventory and to reduce letter of credit fees, the Partnership deposited $14,000,000 with Equilon in the first and second quarters of 2000, which is included as an offset in accounts payable. Equilon will pay the Partnership interest income on the difference between the amount deposited and the value of the refined products inventory maintained by Equilon at the Partnership's terminals.

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

    At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. The Partnership is in the process of closing its bank accounts with BankBoston.

    During the third quarter of 2000, the Partnership established a relationship with Wells Fargo Bank, N.A. ("Wells Fargo") and also had Wells Fargo issue a letter of credit for $721,000.

    Under the Varde loan documents, the Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provide for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which includes DESC Proceeds (See "Item 3. Legal Proceedings") (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents require that the Partnership must first retire the Series A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 ("A Term Loan") and pay $5,000,000 towards the Series B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds.
In addition, Varde also receives one-third of the remaining DESC proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde, the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the Texas Court to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believes it is allowed to retain any remaining DESC proceeds after the payment of the Varde One-Third; however, the Partnership used some of the remaining proceeds to further reduce Varde securities to reduce interest expense and accumulated arrearages. As discussed in "Item 3. Legal Proceedings," there is a dispute about whether the DESC Proceeds are also reduced by the Legal Fees paid to the Partnership's attorneys in calculating the Varde One-Third. Under the Varde credit agreement, the Partnership believes the Varde One-Third must be applied to Varde's Debt and Redeemable Preferred Equity (see definition below). Therefore, the Partnership believes that the Payments of $16,606,000 retired the A Term Loan and B Term Loan. See "Item 3. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the loan documents.

    As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC Proceeds, Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,188,000 ("Subordinate Note A") as of December 31, 2000. The Partnership began accruing interest expense at the statutory rate of 6% ("Statutory Rate") on the C Term Loan and $2,000,000 of the Subordinate Note A on July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 (the "Tender"). The Tender required that Varde had to apply the Tender in accordance with the Partnership's interpretation of the credit agreement. Varde refused the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000, the Partnership began accruing interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000. The Partnership believes the First Deposit will eventually be used to retire the C Term Loan and Subordinate Note
A. The outstanding balance of $9,359,000 on the C Term Loan and Subordinate Note A are included in current liabilities at December 31, 2000. The Partnership accrued total interest expense of $236,000 at the Statutory Rate on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A from July 27, 2000 to December 31, 2000 and on $1,188,000 of the Subordinate Note A from August 23, 2000 to December 31, 2000 and included the accrual in other accrued liabilities. See "Item 3. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

    The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt (the "Debt").

    On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court. The Partnership believed the Second Deposit and $1,000 of the First Deposit should be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities. However, due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is unlikely. For the year ended December 31, 2000, the Deposits with the Texas Court accrued interest income of $391,000.

    Under the amended terms, cash interest payments on the Varde Revolver and cash interest and principal payments on the A Term Loan were limited to $2,500,000 per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions on Varde's Redeemable Preferred Equity accumulate in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before the Partnership began accruing interest on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000. Prior to the Tender and the First Deposit which is expected to retire the Subordinate Note A, such note was convertible into 504,000 Common Units as of July 25, 2000 and bore interest at prime plus one percent. The prime rate was 9.5% at December 31, 2000. After the Tender on July 27, 2000 and the First Deposit on August 23, 2000, the Partnership also began accruing interest expense on the Subordinate Note A at the Statutory Rate of 6%. See "Item 3. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     Because a portion of the debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the debt. Interest expense for the years ended December 2000, 1999 and 1998 reflects the reversal of an accrual of $1,345,000 and accruals of $315,000 and $1,030,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments, the Tender and the First Deposit which are expected to be used to retire such Debt. The preferred distributions will continue to accumulate in arrears on the remaining Redeemable Preferred Equity after the originally expected application of the Second Deposit and $1,000 of the First Deposit until the Partnership redeems such Redeemable Preferred Equity (see "Item 3. Legal Proceedings").

     From April 15, 1999 through January 2, 2001, the Partnership had a $3,000,000 revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bore interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowings under the Varde Revolver as of December 31, 2000.

     Fees paid to Varde in the form of additional Series B Term Loans were $150,000 in 1998 and $100,000 in 1999.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. See "Item 3. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

    During the year ended December 31, 2000, the Partnership had drawn up to approximately $2.6 million on the BankBoston Revolver.
The weighted average amount outstanding under the BankBoston Revolver was approximately $37,000. The weighted average interest rate during the 2000 period for the BankBoston Revolver was approximately 10.8%. The Partnership did not draw on the Varde Revolver during the year ended December 31, 2000. During the year ended December 31, 1999, the Partnership had drawn up to approximately $4.2 million and $1.9 million on the BankBoston Revolver and Varde Revolver, respectively. The weighted average amount outstanding under the BankBoston Revolver and Varde Revolver was approximately $110,000 and $514,000, respectively. The weighted average interest rate during the 1999 period for the BankBoston Revolver was approximately 9.5%. The Varde Revolver accrued interest at a fixed rate of 11.0% per annum.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the year ended December 31, 2000, cash was utilized as a result of the Payments, the Deposits, an increase in accounts receivable (as a result of the higher refined product prices) and a decrease in accounts payable (resulting from the $14,000,000 in cash deposited with Equilon). For the year ended December 31, 1999, cash was provided by a decrease in accounts receivables and an increase in accounts payable (resulting from the higher refined product prices).

     On December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) Series B Cumulative Convertible Preferred Units, (v) Series C Cumulative Convertible Preferred Units and (vi) Series D Cumulative Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments, Management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to Management. Varde disputes this position and refuses to request the Partnership to issue the securities.

     The Partnership or Management had a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. Such call lapsed December 31, 2000. The securities held by Varde have certain antidilution provisions and registration rights.

    Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and preferred equity securities effective as of January 1, 1998. As a result of the amendment, preferred equity securities are treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the common unitholders and holders of the preferred equity securities.

    In conjunction with Varde's assumption of the previous existing bank debt, Varde received preferred equity securities. As a result of the assumption, Varde holds $17,079,000 of redeemable preferred equity ("Redeemable Preferred Equity") including $9,322,000 of Series B Cumulative Convertible Preferred Units ("Series B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("Series C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("Series D Preferred Units') which are all redeemable on December 31, 2002. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit would be used to redeem $3,117,000 of the Series B Preferred Units and $1,672,000 of the Series C Preferred Units (See "Item 3. Legal Proceedings") or a total of $4,789,000 along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 (see below) or a total of $7,001,000. At December 31, 2000 and after adjusting for the expected redemption with the Second Deposit and $1,000 from the First Deposit and prior to the Bankruptcy, the Series B Preferred Units and Series C Preferred Units are convertible into 985,000 and 528,000 Common Units, respectively or a total of 1,513,000 Common Units. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. On August 31, 2000, the Partnership began accruing interest at the Statutory Rates on the Series B Preferred Units and Series C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities prior to the Bankruptcy. The Partnership accrued interest expense of $140,000 related to that portion of the Redeemable Preferred Equity as of December 31, 2000 and included it in other accrued liabilities. Due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is now unlikely. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. For the years ended December 31, 2000 and 1999, the Partnership accumulated arrearages of $1,683,000 and $1,707,000, respectively, on the Redeemable Preferred Equity. Through December 31, 2000, these securities had total accumulated arrearages of $4,958,000. The Partnership had expected that once the dispute with Varde was resolved, that part of the Second Deposit and $1,000 of the First Deposit would be used to pay $1,440,000 of the accumulated arrearages on the Series B Preferred Units and $772,000 of the accumulated arrearages on the Series C Preferred Units or a total of $2,212,000. However, due to the Bankruptcy, such payments of the accumulated arrearages using the Second Deposit and $1,000 of the First Deposit is now unlikely. Prior to the Bankruptcy, the Partnership also expected to redeem additional Redeemable Preferred Equity and pay additional accumulated arrearages once a replacement working capital facility was in place (See "Item 3. Legal Proceedings").

     The Partnership also accumulated arrearages of $343,000 on preferred equity securities owned by Pride SGP through the third quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership, as described in the following paragraph.

     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the Series E Preferred Units ("Series E Preferred Units") in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F Preferred Units ("Series F Preferred Units") in the face amount of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) newly issued Series G Preferred Units ("Subordinate Preferred Units") in the face amount of $3,144,000. The Subordinate Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the Redeemable Preferred Equity or October 1, 2004. The Subordinate Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity held by Varde or (ii) 10% per annum.

     At December 31, 2000, Pride SGP held the Subordinate Preferred Units in the face amount of $3,144,000.

     Any payments of principal on the securities held by Varde shall be applied in the following order: Varde Revolver, A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, pro rata to the Series B
Preferred Units and Series C Preferred Units, and Series D Preferred
Units.

     At December 31, 2000, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 998,000 and 3,702,000 Common Units, respectively.

     The Common Units rank behind the Partnership's indebtedness with Varde, as well as, the Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Subordinate Preferred Units (collectively "Preferred Equity Securities"). As a result of the layers of debt and the Preferred Equity Securities ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the debt instruments and Preferred Equity Securities instruments (including accumulated arrearages on the Preferred Equity Securities), common unitholders were allocated income under the Partnership Agreement for the year ended December 31, 2000 as a result of the DESC Proceeds without a corresponding distribution of cash to offset any potential tax liability.

     In the future common unitholders may also receive allocations of income from operations, asset sales or litigation to the extent cash generated from such activities is required to be applied to debt and preferred equity securities. The actual impact on a common unitholder of repayment of debt and retirement of the preferred equity securities is dependent upon each common unitholder's personal tax basis in their Common Units and such common unitholder's overall personal tax situation.

     Under the terms of the Partnership's loan documents with Varde, Varde restricted the payment of distributions to common unitholders throughout the term of the loan documents. In addition, the Preferred Equity Securities instruments also limit distributions to common unitholders. Future distributions will be dependent on, among other things, payment in full of the Varde Debt, the termination of the loan documents and the redemption of all Preferred Equity Securities.

     As of December 31, 2000 and after the previously expected redemption with the Second Deposit and $1,000 of the First Deposit prior to the Bankruptcy, the Series B Preferred Units and Series C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their convertible securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.

    The Partnership has to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership feels it has defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contains restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance beginning on July 25, 2000 on receipt of the DESC Proceeds. The financial covenants in the Varde credit agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999, it was unlikely the Partnership could have complied with the current financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds (see "Item 3. Legal Proceedings"). The Partnership is still not in compliance with the requirement that the auditors' opinion on the financial statements contain no material qualifications or going concern uncertainties. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and New York Court and subject to the supervision of the Bankruptcy Court. Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. Due to the dispute with Varde and the Bankruptcy, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "Item 3. Legal Proceedings" for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.

    Varde sent the Partnership notices of defaults and accelerations under the credit agreement and the preferred equity instruments for not paying the Varde One-Third within two days of receipt of the DESC Proceeds, for not providing certain financial information, for the engagement of independent certified public accountants without Varde's consent, for failing to retire the Subordinate Note A and for failing to redeem the Redeemable Preferred Equity which events occurred after July 25, 2000. The Partnership believes it has complied with the Varde One-Third requirement with the Tender and the Deposits (see "Item 3. Legal Proceedings"). As discussed in the preceding paragraph, the Partnership feels it has defenses to the other alleged defaults occurring after July 25, 2000.

     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds (see "Item 3. Legal Proceedings"). Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. The Partnership had drawn up to $1,990,000 during the year ended December 31, 2000; however, the Partnership repaid the note on November 15, 2000, and the loan balance was zero at year end. Such note is secured by the assets of the Partnership. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding during the year ended December 31, 2000. No further advances are expected under this facility.

     Excluding the income resulting from the DESC Claim, the Partnership has continually incurred operating losses prior to the year ended December 31, 2000. Operating results prior to the year ended December 31, 2000 suffered as a result of increasing competition, depressed operating margins and higher financing costs. If the Partnership's interpretation of the loan documents is correct and the Partnership emerges from Bankruptcy, then the Partnership expects to retire the Varde Debt. In such event, the Partnership believes it will have positive cash flow and net income will be close to break even.

     The Partnership's ability to improve profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the U.S. Government which began April 1, 2001 and ends March 31, 2002, the Partnership will supply approximately 32,850,000, gallons which is a 37% decrease from the volumes that it supplied under the contract which began April 1, 2000 and ended March 31, 2001; however, margins under the new contract have improved from last year's contract.

     As a result of problems associated with the startup of the new products pipeline by Equilon in 1998, Equilon agreed to certain contract concessions. On October 1, 1998 the Partnership sold to Equilon the refined products held by it at the Products Terminals and in the San Angelo Pipeline. In addition, Equilon leased certain tankage from the Partnership and sells refined products to the Partnership daily from such facilities, thus eliminating the need for the Partnership to maintain its own refined products inventory. On April 15, 1999, Equilon further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Equilon for its carrying costs beginning January 1, 2000, which primarily includes interest costs. To offset the interest costs associated with carrying the inventory and to reduce letters of credit fees, the Partnership deposited $14,000,000 with Equilon in the first and second quarters of 2000, which is included as an offset in accounts payable. Equilon will pay the Partnership interest on the difference between the amount deposited and the value of the refined products inventory maintained by Equilon at the Partnership's terminals.

     The Partnership has been able to achieve certain reductions in operating expenses and marketing, general and administrative expenses over recent years. The expenses of the Products Marketing Business have recently been reduced through staff reductions and computer automation. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.

    Regardless of any changes made to the Partnership operations, the Partnership will need a new working capital facility. There can be no assurances that the Partnership will be successful in obtaining a new working capital facility particularly in light of the Bankruptcy. Management is also attempting to sell the idle refining equipment and the Aledo Pipeline to further increase working capital.

     Also, the Partnership will have to receive approval from the Bankruptcy Court for a plan of reorganization that allows it to pay certain debt and preferred equity securities over an extended period of time. There can be no assurance that the Bankruptcy Court will approve such a plan.

     The Partnership was delisted from trading on the New York Stock Exchange effective August 17, 1998 for failing to meet certain listing requirements. The Partnership is now listed on the NASDAQ OTC bulletin board under the symbol PRDE.

Capital Expenditures

     Capital expenditures totaled $202,000 for the year ended December 31, 2000 compared to $1.2 million for the year ended December 31, 1999. Included in capital expenditures for the year ended December 31, 1999 was $494,000 and $705,000 for the Products Marketing Business and the Crude Gathering System, respectively.

     Management anticipates spending $139,000 for the year ended
December 31, 2001 for environmental expenditures, of which $80,000 was accrued at December 31, 2000 and capital expenditures for 2001, are budgeted at $200,000.

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk

     During the year ended December 31, 1999, the Partnership hedged its crude oil inventory after an increase in crude oil prices in 1999 from the weak prices in December 1998 to mitigate possible future declines in crude oil prices. The Partnership hedged the inventory to reduce the negative impact that previous declines in crude oil prices had on the borrowing base. The Partnership hedged between 125,000 barrels to 375,000 barrels during 1999. The hedged position resulted in a loss of $2.3 million and was offset by an increase in the value of the 425,000 barrels of crude oil sold to Sun on October 1, 1999 as part of the Crude Gathering Sale.

     Under an agreement with Equilon, Equilon maintained refined products inventory for the Partnership during 2000 and 1999 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     The Partnership's debt was subject to market risks based on changes in the prime rate. The Partnership does not hedge this market risk. Approximate debt maturities for the next five years and applicable interest rates as of December 31, 2000 are as follows:

(This page should be printed on 14" x 8.5" paper)

                                          2001
                                   -----------------
                                      Amount    Rate      Total
                                   ----------   ----   ------------
C Term Loan <F1>                     6,171,000     6%    6,171,000
Subordinate Note A (Prime+1%)<F1>    3,188,000     6%    3,188,000
                                    ----------          ----------
                                   $ 9,359,000         $ 9,359,000
                                    ==========          ==========



<F1>
As a result of the Tender and the First Deposit, the Partnership is accruing interest on the C Term Loan and Subordinate Note
A at the Statutory Rate of 6%.

     At December 31, 1999, the five year maturities and applicable interest rate were as follows assuming the lenders do not exercise their rights to accelerate maturities:

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
                                    ==========          ==========          ==========            ============



<F1>
Prior to the Payments, the Tender and the First Deposit during the year ended December 31, 2000, the A Term Loan, B Term Loan and C Term Loan were to bear interest at 15%, 17% and 18% in 2000, 2001 and 2002, respectively, except for $4,318,000 of the
B Term Loan as of December 31, 1999 which was to bear interest at 18%.


     Due to covenant violations in 1999 and the fact that the Partnership intends to pay off all the existing debt at December 31, 2000 with the First Deposit if the dispute with Varde is successfully concluded, all amounts have been classified as current at December 31, 1999 and 2000 (see "Item 3. Legal Proceedings").

Given the financial condition of the Partnership as discussed in Note 1 of Notes to Financial Statements, and because quoted prices are not readily obtainable, Management believes it is not practicable to estimate the fair value of its debt and credit facilities for 2000.


Item 8. Financial Statements and Supplementary Data

     The financial statements of the Partnership, together with the reports thereon of DAVIS, KINARD & CO., P.C., and ERNST & YOUNG LLP ("Ernst & Young") for 1999 and 1998, appear after the signature pages. See the Index to Financial Statements at the beginning of the Financial Statements.

     The independent auditors reports for the years ended December 31, 2000 and 1999, include going concern paragraphs and reference conditions that raise substantial doubt about the Partnership's ability to continue as a going concern.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     On September 26, 2000, Ernst & Young notified the Partnership of their resignation as auditors of the Partnership, effective as of that date. During the Partnership's two most recent fiscal years for the period ended December 31, 1999 and the subsequently completed quarters preceding the resignation of Ernst & Young, there were no disagreements with Ernst & Young on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make a reference to the matter in connection with their reports. The reports of Ernst & Young on the Partnership's financial statements for 1998 and 1999 did not contain an adverse opinion, a disclaimer of opinion and were not qualified as to audit scope or accounting principles. The report of Ernst & Young on the fiscal year ended December 31, 1999 was modified as to uncertainty regarding the ability of the Partnership to continue as a going concern.

                            PART III

Item 10. Directors and Executive Officers of the Partnership

    Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 2000 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     72     Chairman of the Board

Brad Stephens         50     Chief Executive Officer, Treasurer,
                             Assistant Secretary and Director

D. Wayne Malone       57     President, Chief Operating Officer,
                             Assistant Secretary and Director

Douglas Y. Bech       55     Director

Clark Johnson         55     Director

Robert Rice           78     Director

Craig Sincock         48     Director

Dave Caddell          51     Vice President, General Counsel
                             and Assistant Secretary

George Percival       41     Chief Financial Officer


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

     Brad Stephens. Mr. Stephens served as Vice President of one of the predecessor companies of the Partnership ("Predecessor Companies") from 1988 until June 1989, when he became Executive Vice President and Chief Financial Officer. In March 1994, he became Chief Executive Officer. Prior to 1988, Mr. Stephens was President of Independent Bankshares and First State Bank of Abilene, where he had been employed since 1978. Mr. Stephens is a Certified Public Accountant and prior to 1978, he was employed by the accounting firm of Deloitte, Haskins & Sells.

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

     Douglas Y. Bech. Mr. Bech became a director of the Managing General Partner in 1993. He is Chairman and Chief Executive Officer of Raintree Resorts International, Inc. and the founding partner of Raintree Capital Company, L.L.C., a merchant banking firm. From 1994 to 1998, Mr. Bech was a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., and from 1993 to 1994 he was a partner in the law firm of Gardere & Wynne, L.L.P. From 1970 to 1993, he was associated with and a senior partner of the law firm of Andrews & Kurth, L.L.P. Mr. Bech is also a director of Frontier Oil Corporation and j2 Global Communications.com. Mr. Bech serves as a member of the Compensation Committee of the Board of Directors of the Managing General Partner.

     Clark Johnson. Mr. Johnson became a director of the Managing General Partner in 1993. He is President and CEO of Orion Refining Corporation, an independent refining and marketing company. Prior to his position with Orion Refining Corporation, he held the positions of President and CEO of Frontier Refining and Marketing, Executive Vice President and Chief Operations Officer of Kerr-McGee Refining Corporation, and senior management positions with Coastal Corporation and Tenneco Oil Company. Mr. Johnson serves as a member of the Audit and Conflicts Committee and as Chairman of the Compensation Committee of the Managing General Partner.

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


Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 2000, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under Officers' Compensation is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership.
Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units. The Managing General Partner did receive a $300,000 bonus related to the Crude Gathering Sale in 1999 and a $1,989,000 bonus from the DESC Proceeds (See "Item 3. Legal Proceedings" and "Benefit Plans").

     For the year ended December 31, 2000, the Special General Partner did not receive any distributions in respect of the Common Units. The Partnership reimburses the General Partners for all their direct and indirect costs (including general and administrative costs) allocable to the Partnership. See "Item 13. Certain Relationships and Related Transactions."

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 2000, 1999 and 1998 by the Partnership to the executive officers of the Managing General
Partner:

(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE





                                                                       All Other
                               Year     Salary     Bonus             Compensation<F1>
                               ----    --------  ----------          ------------

Brad Stephens                  2000    $225,000  $2,218,400 <F3>     $ 35,700
Chief Executive Officer        1999     225,000     127,900 <F2>       26,900
                               1998     225,000      12,500            27,300


D. Wayne Malone                2000     225,000   2,218,400 <F3>       35,900
Chief Operating Officer        1999     225,000     127,900 <F2>       26,900
                               1998     225,000      12,500            27,300


Dave Caddell                   2000     165,000   1,293,100 <F3>       31,900
Vice President/General         1999     165,000      67,900 <F2>       26,700
Counsel                        1998     165,000      10,000            27,200


George Percival                2000     115,000     686,600 <F3>        8,000
Chief Financial Officer        1999     115,000      40,000 <F2>        4,600
                               1998     115,000      20,000             4,900


<F1>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer, reimbursement of income taxes on certain perquisites and directors and advisor fees for Messrs.
Stephens, Malone and Caddell.  See "Benefit Plans - Section 401(k) Plan" and "Compensation of
Directors" below.
<F2>
In connection with the Crude Gathering Sale, the Managing General Partner was paid a $300,000 bonus.  Subsequently, the Managing General Partner paid Messrs. Caddell and Percival a bonus in the amount of $18,700 and $30,000, respectively, and a cash distribution to Messrs. Corcoran,
Stephens, Malone and Caddell in the amount of $16,300, $97,900, $97,900 and $39,200, respectively.  Messrs. Stephens, Malone, Caddell and Percival also received a bonus of $30,000,
$30,000, $10,000 and $10,000, respectively, in February 2000, which was accrued as of December
31, 1999, related to meeting certain expense reduction goals.
<F3>
Under the management bonus plan, which bases such bonuses on cash flow of the Partnership including litigation proceeds, Messrs. Stephens, Malone, Caddell and Percival and the Managing
General Partner were paid bonuses of $1,716,800, $1,716,800, $981,100, $490,500 and $1,989,600,
respectively, during the year ended December 31, 2000 (see "Benefit Plans").  The Partnership
also paid payroll taxes of $71,600 on such bonuses.  The total bonus paid by the Partnership including taxes were $6,967,000.  Subsequently, the Managing General Partner paid Messrs.
Stephens, Malone, Caddell and Percival bonuses in the amount of $97,300, $97,300, $150,400 and
$196,100 respectively, plus payroll taxes of $7,800 also in the year ended December 31, 2000.
The Managing General Partner also paid a cash distribution to Messrs. Corcoran, Stephens,
Malone and Caddell in the amount of $67,400, $404,300, $404,300 and $161,700, respectively.

     (c) Benefit Plans. In order to attract, retain and motivate officers and other employees who provide administrative and managerial services, the Partnership provides incentives for key executives employed by the Partnership through an Annual Incentive Plan. The Annual Incentive Plan was originally proposed in 1996 by the Compensation Committee, which is comprised of outside directors, and was approved by the Board in 1996. The Plan now provides for certain key executives to share in a bonus pool which varies in size with the Partnership's operating income plus depreciation, calculated after bonus accrual, after payments under the Partnership's unit appreciation plan, and after proceeds of litigation, to the extent not otherwise included in operating income ("Cash Flow"). Provided that Cash Flow exceeds $2 million, the key executive bonus pool includes 8% of an amount equal to the Partnership's first $2 million of Cash Flow in excess of $2 million, plus 12% of the next $4 million of Cash Flow, plus 15% of any Cash Flow in excess of $8 million. The Partnership paid Bonuses of $6,967,000 under this plan for the year ended December 31, 2000.

     Unit Appreciation Rights. During 1996, the Partnership implemented a Unit Appreciation Rights Plan for officers and key employees. Under the plan, individual employees can be granted UARs whereby a holder of the UARs is entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of UARs awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is ten years from the grant date. It is anticipated that UARs aggregating approximately 10% of the total Common Units will be reserved for issuance to key employees. However, no Common Units are expected to be issued under this plan.

    On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 UARs at an exercise price of $3.75 per unit. Because the fair market value of the UARs did not exceed the exercise price at December 9, 1996, no compensation expense was accrued. Effective December 31, 1997, the number of UARs was increased to 299,996, reallocated among four officers and eleven employees, and the exercise price was reduced to $1.94 per unit. The UARs of eight employees were terminated in 1999 and 2000 thus reducing the total outstanding UARs to the officers and employees to 207,604 at December 31, 2000. A one-time award of 70,000 UARs was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit. The UARs were fully vested on December 31, 1998; however, none have been exercised as of December 31, 2000.

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

a)  Security Ownership of Certain Beneficial Owners as of March 30,
    2001.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of March 30, 2001.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        Brad Stephens                378,000     7.6%
                    1209 North Fourth Street                 <F1>
                    Abilene, TX   79601

Common Units        Wayne Malone                 340,635     6.9%
                    1209 North Fourth Street                 <F1>
                    Abilene, TX   79601

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601

Common Units        Varde Partners, Inc.       1,513,000     <F2>
                    3600 West 80th Street
                    Suite 425
                    Minneapolis, MN   55431

[FN]
<F1>
The percentages for Messrs. Stephens and Malone represent the securities they hold directly. In addition, they have an interest in the Common Units held by Pride SGP and the convertible securities held by Varde.
<F2>
In conjunction with Varde's assumption of the outstanding bank debt on December 31, 1997, Varde holds the Redeemable Preferred Equity including $9,322,000 of Series B Preferred Units and $5,000,000 of Series C Preferred Units, which are convertible into 985,000 and 528,000 Common Units, respectively, which was after the expected redemption with the Second Deposit and $1,000 of the First Deposit prior to the Bankruptcy. If all such securities were converted as of December 31, 2000, such 1,513,000 Common Units would represent 23.4% of the 6,463,000 potentially outstanding Common Units as a result of the conversion of all convertible securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

b)  Security Ownership of Management

     The following table sets forth certain information, as of March 30, 2001, concerning the beneficial ownership of Common Units by each director and officer of the Managing General Partner and by all directors and officers of the Managing General Partner as a group. The table does not reflect the various securities assigned to Management by Varde effective December 30, 1997 or the loan made by Management during the year ended December 31, 2000 (see "Item 13. Certain Relationships and Related Transactions").


                                               Percentage of
Name              Number of Common Units<F1>       Class
----              ----------------------       -------------

E. Peter Corcoran             -                      -
Brad Stephens            378,000                    7.6%
D. Wayne Malone          340,635                    6.9%
Douglas Y. Bech              300                    <F2>
Clark Johnson                 -                      -
Robert Rice                   -                      -
Craig Sincock                 -                      -
Dave Caddell             186,000                    3.8%
George Percival           93,000                    1.9%
                         -------                   -----
All directors and
officers as a group
(9 persons)              997,935                   20.2%
                         =======                   =====
[FN]
<F1>
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.
<F2>
This director of the Managing General Partners owned beneficially, as of March 30, 2001, less than 1% of the Common Units outstanding on such date.

     The foregoing does not include any Common Units which would be obtained by Management as a consequence of their purchase of an interest from Varde in the B Term Note, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

Item 13. Certain Relationships and Related Transactions

    The Partnership is managed by the Managing General Partner pursuant to the Partnership Agreement. See "Items 1. and 2. Business and Properties - General" and "Item 11. Executive Compensation - Compensation of the General Partners" for certain information related to compensation and reimbursement of the General Partners. The Special General Partner is beneficially owned approximately 18% by Mr. Schumacher (a past officer and director of the Managing General Partner), 11% by Mr. Jerry Namy (a business partner of
Mr. Schumacher), 10% by Mr. Malone, 7% by Mr. Stephens, 5% by Mr. T.M. Broyles (a past officer of the Managing General Partner), 2% by Mr. Caddell, 35% by trusts established for the relatives of certain deceased members of management, and 12% by relatives of certain deceased members of management. The Managing General Partner is beneficially owned approximately 39% by Mr. Malone, 39% by Mr. Stephens, 16% by Mr. Caddell, and 6% by Mr. Corcoran.

     Prior to the Crude Gathering Sale, the Partnership had an agreement with Pride SGP to lease defined segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services was approximately $300,000 annually. In addition, the Partnership paid the taxes, insurance, and other costs. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1999 and 1998 totaled approximately $300,000 and $400,000, respectively, for the lease of the pipeline and are included in income (loss) from discontinued operations in the statements of operations. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again. The lease agreement with Pride SGP was not entered into on an arm's-length basis. While Management was not able to determine whether the terms of the lease were comparable to those which could have been obtained by unaffiliated parties, Management believed such terms were fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which enabled the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners.

     Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2,450,000 and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2,000,000 and the Series F Preferred Units of $450,000. The Series E Preferred Units were convertible into 317,000 Common Units prior to the exchange discussed in the next paragraph.

     In connection with the Crude Gathering Sale, Pride SGP exchanged
(a) the pipeline mentioned above, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the Series E Preferred Units in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for
(y) $2,000,000 in cash and (z) newly issued Subordinated Preferred Units in the face amount of $3,144,000.

     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by Messrs. Malone and Stephens. Payments to this entity totaled $79,000, $70,000 and $70,000, during 2000, 1999 and 1998, respectively.

     The Partnership leases property from a relative of Mr. Stephens. Lease payments were approximately $41,000, $40,000 and $40,000 in 2000, 1999 and 1998, respectively.

     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of the Management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest, $3,144,000 in Subordinate Preferred Units, and a 4.9% limited partner interest in the Partnership (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.

     On December 1, 2000, the Managing General Partner of the Partnership exercised a call option and purchased 930,000 Common Units of the Partnership for $251,000. The Managing General Partner of the Partnership paid $150,000 on July 25, 2000 to J-Hawk Corporation for the call option. In January, 2001, the Managing General Partner sold 95,000 of those Common Units to certain members of Management and distributed the remaining 835,000 Common Units it held to its shareholders (see "Item 12. Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Management")

     The Common Units underlying the call option were acquired by J-Hawk Corporation in a separate transaction that also closed on July 25, 2000. The Managing General Partner was paid a $50,000 finder's fee by the Seller.

     On December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following (i) $6,000,000 of the B Term Loan, (ii) C Term Loan (iii) Subordinate Note A, (iv) Series B Preferred Units, (v) Series C Preferred Units and (vi) Series D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments, Management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to Management. Varde disputes this position and refuses to request the Partnership to issue the securities.

  Varde and Management of the Managing General Partner have the right to receive a total of up to 23.4% of the Partnership's Common Units, through the conversion of the Series B Preferred Units and Series C Preferred Units as described in the Partnership's 1996 consent solicitation. See "Item 7. Management's Discussion and Analysis of Operations and Financial Condition - Financial Condition - Financial Resources and Liquidity."

     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds (see "Item 3. Legal Proceedings"). Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. The Partnership had drawn up to $1,990,000 during the year ended December 31, 2000; however, the Partnership repaid the note on November 15, 2000, and the loan balance was zero at year end. Such note is secured by the assets of the Partnership. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding during the year ended December 31, 2000. No further advances are expected under this facility.

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

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 2000:

     None


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



DATED: April 16, 2001

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

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

/s/E. Peter Corcoran  Chairman and Director        April 16, 2001

/s/Brad Stephens      Chief Executive Officer,     April 16, 2001
                      Treasurer, and Director

/s/D. Wayne Malone    President, Chief Operating   April 16, 2001
                      Officer, and Director

/s/Douglas Y. Bech    Director                     April 16, 2001

/s/Clark Johnson      Director                     April 16, 2001

/s/Robert Rice        Director                     April 16, 2001

/s/Craig Sincock      Director                     April 16, 2001

/s/Dave Caddell       Vice President and           April 16, 2001
                      General Counsel

/s/George Percival    Chief Financial Officer      April 16, 2001
                      (Principal Financial Officer
                      and Accounting Officer)

                     INDEX TO FINANCIAL STATEMENTS

Report of Davis, Kinard & Co., P.C., Independent Auditors

Report of Ernst & Young LLP, Independent Auditors

Balance Sheets at December 31, 2000 and 1999

Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998

Statements of Changes in Partners' Capital (Deficiency) for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998

Notes to Financial Statements

                     INDEPENDENT AUDITORS REPORT


The Board of Directors of the
Managing General Partner

We have audited the accompanying balance sheet of Pride Companies, L.P. (the "Partnership") as of December 31, 2000, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pride Companies, L.P. will continue as a going concern. As more fully described in Note 1, the Partnership is involved in significant litigation with its primary lender which could have a material adverse effect on the Partnership's financial position or results of operations and resulted in the filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 17, 2001. The Partnership was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     DAVIS, KINARD & CO., P.C.

Abilene, Texas
February 19, 2001.
     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors of the
   Managing General Partner

We have audited the accompanying balance sheet of Pride Companies, L.P. (the "Partnership") as of December 31, 1999, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


                                          ERNST & YOUNG LLP

Fort Worth, Texas
February 11, 2000.



                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                  At December 31, 2000 and 1999
               (In thousands, except unit amounts)

                                              2000        1999
                                            --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents--Note 2         $  6,178    $ 16,018
  Restricted cash--Note 2                     17,634         235
  Accounts receivable, less allowance
    for doubtful accounts of $227 and
    $99 for 2000 and 1999, respectively
    --Note 6                                  12,005       6,513
  Inventories--Note 2                            107         180
  Prepaid expenses                               500         158
                                            --------    --------
    TOTAL CURRENT ASSETS                      36,424      23,104

PROPERTY, PLANT AND EQUIPMENT, net--Note 3    15,301      16,621

ASSETS NO LONGER USED IN THE
BUSINESS--Note 3                               4,235       4,235

DEFERRED FINANCING COSTS--Note 1                   -       3,546

OTHER ASSETS                                     109           -
                                            --------    --------
                                            $ 56,069    $ 47,506
                                            ========    ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable                          $  1,371    $ 16,714
  Accrued payroll and related
    benefits                                     150         552
  Accrued taxes                                1,982       2,659
  Other accrued liabilities                    1,845         724
  Net current liabilities of
    discontinued operations--Note 11             942       2,837
  Current portion of long-term debt--Note 4    9,359      25,799
                                            --------    --------
    TOTAL CURRENT LIABILITIES                 15,649      49,285

LONG-TERM DEBT--Note 4                             -           -

OTHER LONG-TERM LIABILITIES--Note 2                -       1,345

NET LONG-TERM LIABILITIES OF
  DISCONTINUED OPERATIONS--Note 11             8,446       8,311

COMMITMENTS AND CONTINGENCIES--Note 5

REDEEMABLE PREFERRED EQUITY
  --Note 8                                    17,079     17,079

PARTNERS' CAPITAL (DEFICIENCY)
  Preferred Units to the Special
    General Partner (3,145 and 3,145, units
    authorized and 3,144 and 3,144, units
    outstanding at December 31, 2000 and
    1999, respectively)--Notes 5, 7 and 9      3,144      3,144
  Common Units (5,275,000 units
    authorized and 4,950,000 units
    outstanding)--Notes 5 and 9               11,984    (30,557)
  General partners' interest                    (233)    (1,101)
                                            --------   --------
                                            $ 56,069   $ 47,506
                                            ========   ========

See accompanying notes.

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
          Years ended December 31, 2000, 1999 and 1998
             (In thousands, except per unit amounts)
                                            2000        1999        1998
                                          --------    --------    --------
Revenues:
  Refinery and Products Marketing
    Business--Note 6                     $ 234,929   $ 130,604   $ 121,189
  Net DESC proceeds--Note 5                 36,257           -           -

Cost of sales and operating expenses,
  excluding depreciation--Note 7           230,144     126,424     115,454
Marketing, general and administrative
  expenses--Note 7                           3,406       3,700       3,761
Depreciation                                 1,467       1,496       1,422
                                         ---------   ---------   ---------
    OPERATING INCOME (LOSS)                 36,169      (1,016)        552

Other income (expense):
  Interest income                            1,062         441          98
  Net interest income from DESC--Note 5     12,389           -           -
  Interest expense (including interest
    paid in kind of $1,673, $2,691
    and $1,344 and increasing rate
    accrued interest of ($1,345),
    $315 and $1,030 in 2000, 1999 and
    1998, respectively)                     (1,244)     (5,095)     (5,647)
  Credit and loan fees (including
    amortization and write-off of
    $3,546, $1,761 and $1,323 and
    credit and loan fees paid in
    kind of $0, $100 and $150 in
    2000, 1999 and 1998, respectively)      (4,921)     (2,080)     (1,646)
  Other - net                                  (46)         64         224
                                         ---------   ---------   ---------
                                             7,240      (6,670)     (6,971)
                                         ---------   ---------   ---------
    NET INCOME (LOSS) FROM
      CONTINUING OPERATIONS                 43,409      (7,686)     (6,419)

Discontinued operations:
  Income (loss) from operations of
    the Crude Gathering System prior
    to August 1, 1999                            -         269      (2,138)
  Loss on disposal                               -        (251)          -
                                         ---------   ---------   ---------
    NET INCOME (LOSS)                    $  43,409   $  (7,668)  $  (8,557)
                                         =========   =========   =========



Basic income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $    8.26   $   (1.89)  $   (1.62)
  Net income (loss) from discontinued
    operations                                   -           -        (.42)
                                         ---------   ---------   ---------
Basic net income (loss)                  $    8.26   $   (1.89)  $   (2.04)
                                         =========   =========   =========

Diluted income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $    5.82   $   (1.89)  $   (1.62)
  Net income (loss) from discontinued
    operations                                   -           -        (.42)
                                         ---------   ---------   ---------
Diluted net income (loss)                $    5.82   $   (1.89)  $   (2.04)
                                         =========   =========   =========

Numerator for basic net earnings
  per unit:
  Net income (loss) from continuing
    operations                           $  43,409   $  (7,686)  $  (6,419)
  Preferred distributions                   (1,683)     (1,854)     (1,763)
                                         ---------   ---------   ---------
  Net income (loss) from continuing
    operations less preferred
    distributions                           41,726      (9,540)     (8,182)

  Net income (loss) from continuing
    operations allocable to 2%
    general partner interest                   835        (191)       (163)
                                         ---------   ---------   ---------
  Numerator for basic earnings per
    unit from continuing operations      $  40,891   $  (9,349)  $  (8,019)
                                         =========   =========   =========

  Net income (loss) from discontinued
    operations                           $       -   $      18   $  (2,138)

  Net income (loss) from discontinued
    operations allocable to 2%
    general partner interest                     -           -         (43)
                                         ---------   ---------   ---------
  Numerator for basic earnings per
    unit from discontinued
    operations                           $       -   $      18   $  (2,095)
                                         =========   =========   =========
  Numerator for basic
    earnings per unit                    $  40,891   $  (9,331)  $ (10,114)
                                         =========   =========   =========



Numerator for diluted net earnings
  per unit:
  Net income (loss) from continuing
    operations                           $  43,409   $  (7,686)  $  (6,419)
  Preferred distributions                   (1,683)     (1,854)     (1,763)
  Adjustments to compute diluted
    net income (loss):
      Subordinate Note A interest
        expense                                186           -           -
      Series B Preferred Unit
        distributions                          795           -           -
      Series C Preferred Unit
        distributions                          427           -           -
                                         ---------   ---------   ---------
  Net income (loss) from continuing
    operations less preferred
    distributions                           43,134      (9,540)     (8,182)

  Net income (loss) from continuing
    operations allocable to 2%
    general partner interest                   863        (191)       (163)
                                         ---------   ---------   ---------
  Numerator for diluted earnings per
    unit from continuing operations      $  42,271   $  (9,349)  $  (8,019)
                                         =========   =========   =========

  Net income (loss) from discontinued
    operations                           $       -   $      18   $  (2,138)

  Net income (loss) from discontinued
    operations allocable to 2%
    general partner interest                     -           -         (43)
                                         ---------   ---------   ---------
  Numerator for diluted earnings
    per unit from discontinued
    operations                           $       -   $      18   $  (2,095)
                                         =========   =========   =========
  Numerator for diluted
    earnings per unit                    $  42,271   $  (9,331)  $ (10,114)
                                         =========   =========   =========

Denominator:
  Denominator for basic
    earnings per unit                        4,950       4,950       4,950
                                         =========   =========   =========

  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                       292           -           -
      Series B Preferred Units               1,315           -           -
      Series C Preferred Units                 705           -           -
                                         ---------   ---------   ---------
      Total adjustments                      2,312           -           -
                                         ---------   ---------   ---------
  Denominator for diluted
    earnings per unit                        7,262       4,950       4,950
                                         =========   =========   =========

See accompanying notes.

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 2000, 1999 and 1998
                              (In thousands)
                                                       General
                               Preferred     Common    Partners'
                                 Units       Units     Interest    Total
                               ---------   ---------  ---------  ---------
Balance at December 31, 1997   $       -   $ (14,656) $    (777) $ (15,433)

Net loss                               -      (8,386)      (171)    (8,557)
                               ---------   ---------  ---------  ---------
Balance at December 31, 1998           -     (23,042)      (948)   (23,990)

Issuance of Preferred Units
 Notes 7 and 9                     3,144           -          -      3,144

Net loss                               -      (7,515)      (153)    (7,668)
                               ---------   ---------  ---------  ---------
Balance at December 31, 1999       3,144     (30,557)    (1,101)   (28,514)

Net income                             -      42,541        868     43,409
                               ---------   ---------  ---------  ---------
Balance at December 31, 2000   $   3,144   $  11,984  $    (233) $  14,895
                               =========   =========  =========  =========



See accompanying notes.

                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 2000, 1999 and 1998
                              (In thousands)
                                          2000         1999         1998
                                          ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $ 43,409     $ (7,668)    $ (8,557)
    Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                         1,467        2,992        3,438
      Amortization and write-off
        of loan costs                      3,546        1,761        1,323
      Deferred tax benefit                     -          (98)        (110)
      (Gain) loss on sale of property,
        plant and equipment                  (49)          93         (223)
      (Gain) on disposal of
        discontinued operations                -       (1,226)           -
      Paid in kind interest and
        credit and loan fees               1,673        2,791        1,494
      Increasing rate accrued interest    (1,345)         315        1,030
      Lower of cost or market adjustment       -       (1,197)       1,197
      Net effect of changes in:
        Restricted cash                  (17,399)         418          (28)
        Accounts receivable               (5,229)       3,276        4,491
        Inventories                           73        2,228        4,257
        Prepaid expenses                    (342)         546           76
        Accounts payable and other
          long-term liabilities          (16,989)       2,737       (9,902)
        Accrued liabilities                 (378)        (929)      (3,205)
                                        --------     --------     --------
          Total adjustments              (34,972)      13,707        3,838
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     8,437        6,039      (4,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                               (202)      (1,245)      (1,541)
  Proceeds from asset disposals              104          391        3,453
  Transaction with the Special
    General Partner                            -       (2,000)           -
  Transaction and exit costs related
    to sale of discontinued operations         -       (2,040)           -
  Proceeds from sale of
    discontinued operations                    -       29,595            -
  Other                                      (66)          23           (8)
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                      (164)      24,724        1,904


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
    facilities                             2,014       17,025       87,247
  Payments on debt and credit
    facilities                           (20,127)     (33,779)     (86,816)
  Deferred financing costs                     -            -          (60)
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   (18,113)     (16,754)         371
                                        --------     --------     --------
    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                  (9,840)      14,009       (2,444)


  Cash and cash equivalents at
    beginning of the period               16,018        2,009        4,453
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                       $  6,178     $ 16,018     $  2,009
                                        ========     ========     ========

See accompanying notes.

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

Organization and Nature of Operations: Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon, a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc. (the "Equilon Agreement") to market through its products pipeline and Products Terminals.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). See Notes 4 and 11. Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods.
     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the business of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns the Series G Preferred Units of $3,144,000 (see Note 9) and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Management which is comprised of the officers of the Managing General Partner (the "Management") collectively own a 19.8% interest in the Partnership through their ownership of Common Units. Public ownership represented by the remaining Common Units is 73.3%. In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     The financial statements of the Partnership include all of its wholly owned subsidiaries including partnership interests. All significant intercompany transactions have been eliminated.

Going Concern and Operating Environment: Certain key events beginning in 1997 are key to evaluating the Partnership's current operating environment.

1997 Restructuring and Recapitalization: Effective December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt ("Old Bank Debt"). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility on December 31, 1997. Pride SGP converted two notes into redeemable preferred equity securities (see Note 7). The Partnership incurred costs of $60,000 and $6,570,000 in 1998 and 1997, respectively (including $3,257,000 in noncash fees in 1997), related to the restructuring and recapitalization, which are included in deferred financing costs. During 2000, 1999 and 1998, the Partnership expensed $3,546,000 (of which $990,000 was amortization of deferred financing costs and $2,556,000 of deferred financing costs were written off as a result of retiring or tendering payment on Varde's debt), $1,761,000 (all of which was amortization of the deferred financing costs), and $1,325,000 (of which $1,323,000 was amortization of the deferred financing costs), respectively, related to the restructuring and recapitalization.
     In addition to the assumption by Varde of the Old Bank Debt, Varde loaned the Partnership an additional $4,693,000 for working capital purposes, including fees and costs associated with the restructuring and recapitalization. After completion of the restructuring and recapitalization, Varde held the following securities, in order of seniority:
   (i)    Series A Term Loan ("A Term Loan") maturing December 31,
          2002;
   (ii) Series B Term Loan ("B Term Loan") maturing December 31, 2002 in the original amount of $9,500,000;
   (iii) Series C Term Loan ("C Term Loan") maturing December 31, 2002 in the original amount of $4,689,000;
   (iv) Series A Unsecured Loan ("Subordinate Note A") in the original amount of $2,500,000 maturing December 31, 2002;
   (v)    Series B Cumulative Convertible Preferred Units ("Series
          B Preferred Units") in the amount of $9,322,000, which are subject to mandatory redemption at December 31, 2002;
   (vi)   Series C Cumulative Convertible Preferred Units ("Series
          C Preferred Units") in the amount of $5,000,000, which are subject to mandatory redemption at December 31, 2002, and
   (vii) Series D Cumulative Preferred Units ("Series D Preferred Units") in the amount of $2,757,000 which are subject to mandatory redemption at December 31, 2002.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt ("Debt") (see Note 4).
     The Series B Preferred units, Series C Preferred Units and Series D Preferred Units are collectively referred to as redeemable preferred equity ("Redeemable Preferred Equity") (see Note 8).
     On December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) Series B Preferred Units, (v) Series C Preferred Units and (vi) Series D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments (see Note 5), Management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to Management. Varde disputes this position and refuses to request the Partnership to issue the securities (see "2001 Bankruptcy Filing").
     The Partnership or Management had a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. Such call lapsed December 31, 2000. The securities held by Varde have certain antidilution provisions and registration rights.

1999 Sale of Operating Assets Utilized by the Crude Gathering System:
As previously discussed, the Partnership sold the operating assets of the Crude Gathering System to Sun on October 1, 1999. See Notes 4 and
11. The net proceeds were applied as follows: $15,000,000 principal payment on the A Term Loan (see Note 4), $2,000,000 was paid to Pride SGP as part of the exchange (see Note 7), and $10,007,000 net of transaction and exit costs of $2,588,000 was retained for working capital. This sale resulted in a taxable loss allocable to the unitholders. None of the proceeds are available for distribution to unitholders.
     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the Series E Cumulative Convertible Preferred Units ("Series E Preferred Units") in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F Cumulative Preferred Units ("Series F Preferred Units") in the face amount of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) a newly issued Series G Preferred Units ("Subordinated Preferred Units") in the face amount of $3,144,000 (see Note 9).

Operating Losses: Excluding the income resulting from the DESC Claim (see below and Note 5), the Partnership has continually incurred operating losses. Operating results prior to the year ended December 31, 2000 suffered as a result of increasing competition, depressed operating margins and higher financing costs. Income from continuing operations in 2000 increased to $43,409,000, from a net loss from continuing operations of $7,686,000 as a result of DESC Income (see below) of $48,646,000. Excluding the DESC Income and the write-off of deferred financing costs of $2,556,000, net loss from continuing operations would have been $2,681,000 for the year ended December 31, 2000. The deferred financing costs were written off as a result of retiring part of the Debt with the Net DESC Proceeds (see below) and tendering payment on the remaining Varde Debt (see "2001 Bankruptcy Filing" below).
     As a result of the operating losses at December 31, 1999 and because the debt covenants for the year ended December 31, 1999 were based on the combined results of the Products Marketing Business and Crude Gathering System, the Partnership was not in compliance with its debt covenants and all the debt was classified as current. Further, the lenders had the right to refuse additional advances under the revolving facilities as well as the right to accelerate the Partnership's obligations.

2000 Collection on Judgment from the Government: For the year ended December 31, 2000, the Partnership collected an award of $61,521,000 ("DESC Proceeds") from the United States of America (the "Government"), also referred to as the Defense Energy Support Center ("DESC"), related to underpayments for jet fuels purchased from the Partnership and from that paid legal fees of $5,908,000 to the Partnership's attorneys ("Legal Fees") and bonuses of $6,967,000 ("Bonuses") to Management (see Note 5). The DESC Proceeds less the Legal Fees and Bonuses are $48,646,000 ("DESC Income" or "Net DESC Proceeds") of which $36,257,000 was included in operating income and $12,389,000 was included in other income (see Note 5).
     The Partnership planned on using the Net DESC Proceeds to retire Varde's Debt, redeem the Redeemable Preferred Equity and provide working capital. Out of the Net DESC Proceeds, the Partnership paid $16,606,000 on its Debt and deposited $16,360,000 with the District Court of Taylor County, Texas (the "Texas Court") pending resolution of the Partnership's dispute with Varde (see "2001 Bankruptcy Filing"). The remaining $15,680,000 of the Net DESC Proceeds as permitted by the Bankruptcy Court is being used for working capital. None of the Net DESC Proceeds is available for distribution to common unitholders.

2001 Bankruptcy Filing: On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which is the Partnership's primary lender and also holds the Redeemable Preferred Equity of $17,079,000(see Notes 4, 5 and 8).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.
     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan is required to be paid to Varde. The Partnership had planned on eventually retiring all of Varde's Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see Note 4) as a transaction fee rather than applying the Payments against the Debt and Redeemable Preferred Equity. The Partnership believes this position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity that it holds. However, Varde's position is that since another loan document executed at the same time as the credit agreement does not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Partnership believes the two agreements can be read together and are not inconsistent and that Varde must, therefore, apply the Varde One-Third to its Debt and Redeemable Preferred Equity.
     Additionally, Varde also argues that the term "proceeds" as used in the credit agreement is before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should be $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believes is correct.
     An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. The Partnership believes that if the Bankruptcy Court finds in favor of the Partnership, that the Partnership will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time. However, if the Bankruptcy Court finds in favor of Varde, the Partnership will unlikely be able to pay all of its creditors in full and a negative ruling will cause further uncertainty about the Partnership's future. The Partnership expects the Bankruptcy Court to issue its ruling sometime after June 8, 2001, after final briefs are filed.

Future Outlook: If the Partnership's interpretation of the loan documents is correct and the Partnership emerges from Bankruptcy, then the Partnership expects to retire the Varde Debt. In such event, the Partnership believes it will have positive cash flow and net income will be close to break even.
     The Partnership's ability to improve profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the Government which began April 1, 2001 and ends March 31, 2002, the Partnership will supply approximately 32,850,000 gallons, which is a 37% decrease from the volumes that it supplied under the contract, which began April 1, 2000 and ended March 31, 2001; however, margins under the new contract have improved from last year's contract.
     The Partnership has been able to achieve certain reductions in operating expenses and marketing, general and administrative expenses over recent years. The expenses of the Products Marketing Business have been reduced through staff reductions and computer automation. The ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.
  Regardless of any changes made to the Partnership operations, the Partnership will need a new working capital facility. There can be no assurances that the Partnership will be successful in obtaining a new working capital facility particularly in light of the Bankruptcy. Management is also attempting to sell the idle refining equipment and the Aledo pipeline to further increase working capital.
     Also, the Partnership will have to receive approval from the Bankruptcy Court for a plan of reorganization that allows it to pay certain debt and preferred equity securities over an extended period of time. There can be no assurance that the Bankruptcy Court will approve such a plan.


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

Net Income (Loss) Per Unit: Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income per Common Unit is computed by adjusting the primary units outstanding and net income for the potential dilutive effect of the conversion of the Subordinate Note A, Series B Preferred Units and Series C Preferred Units (collectively the "Convertible Securities") outstanding during the period and the elimination of the related interest and distributions and the potential effect of the exercise of officers and employees' unit appreciation rights. When the effect of including the conversion of the Convertible Securities, on diluted net income (loss) per unit, is antidilutive, as was the case for the years ended December 31, 1999 and 1998, such Convertible Securities are not included in the calculation of dilutive net income (loss) per unit. The unit appreciation rights were antidilutive for the years ended December 31, 2000, 1999 and 1998.

Inventories: Inventories are stated at the lower of average cost or market value.

Property, Plant and Equipment and Assets No Longer Used In The
Business: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the various assets (see Note 3).
  Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for continuing operations for the years ended December 31, 2000, 1999 and 1998 was $230,000, $589,000, and $822,000, respectively.
  Assets no longer used in the business are stated at estimated fair value. On March 22, 1998, the Partnership mothballed the refinery; however, some refinery assets are still used in connection with the Equilon Agreement. Accordingly, the Partnership evaluated the ongoing value of the refinery assets that would no longer be used in the business in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Based on this evaluation, the Partnership determined that assets with a carrying amount of $47,353,000 were impaired and wrote them down by $40,000,000 to their estimated fair value. Fair value was based on independent appraisals discounted at a market rate of interest. The Partnership is in the process of marketing these assets to potential buyers; however, there can be no assurance that these efforts will be successful.

Other Long-Term Liabilities: At December 31, 1999, other long-term liabilities consisted of interest accruals to Varde of $1,345,000 for increasing rate accrued interest (see Note 4).

Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself. The Partnership's tax bases in assets and liabilities are greater than the bases for financial reporting purposes by approximately $5,693,000, at December 31, 2000. The taxable income reported by the Partnership for the year ended December 31, 2000 is $39,359,000. The major reconciling items between the net income for financial purposes and tax purposes are as follows: depreciation for tax purposes is $2,531,000, greater than for financial purposes, and accrued expenses for tax purposes is $1,553,000 more than for financial purposes.
     Deferred income taxes were previously provided for Pride Borger, Inc., a corporate subsidiary, which was a separate taxable entity.
The subsidiary was disposed of as part of the sale of the Crude Gathering System in 1999 and the tax effects are included in discontinued operations.
     A common unitholder has notified the Partnership he believes the Partnership's tax status should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The common unitholder has demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

Retirement Plan: The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The Partnership's contributions vest over a seven year period, subject to immediate vesting upon retirement. Retirement plan expense for continuing operations for the years ended December 31, 2000, 1999 and 1998 was $102,000, $0 and $72,000, respectively.

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

Restrictions on Certain Cash Balances: The Partnership had $16,751,000 (including accrued interest of $391,000) on deposit with the Texas Court at December 31, 2000 in connection with the Varde dispute (see Note 5), $754,000 (including accrued interest of $17,000) invested in certificates of deposit to secure a letter of credit and credit card payments at December 31, 2000, maintains a restricted money market account with Alexander Insurance Group with a balance of $59,000 and $165,000 at December 31, 2000 and 1999 respectively, and $70,000 in escrow with American International Recovery at December 31, 2000 and 1999 as a condition of its insurance policies.

Changes in Presentation: Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Recent Accounting Standard: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company adopted SFAS 133 on January 1, 2001. The statement did not have a significant impact on its financial position or results of operation.


NOTE 3--PROPERTY, PLANT AND EQUIPMENT AND ASSETS NO LONGER USED IN
        THE BUSINESS

     A summary of property, plant and equipment at December 31 follows (in thousands):

Estimated

Useful
                                          2000        1999
Lives
                                        --------    --------
----------
Terminal and storage facilities         $  7,205    $  7,027    4-30
years
Pipelines and related facilities          11,503      11,495    5-30
years
Transportation and terminal equipment      8,668       8,510     3-5
years
Marketing facilities and equipment           803         978     3-5
years
Administrative facilities and equipment    2,444       2,317     2-5
years
Construction-in-progress                      43         342
                                        --------    --------
                                          30,666      30,669
Less accumulated depreciation             15,365      14,048
                                        --------    --------
                                        $ 15,301    $ 16,621
                                        ========    ========


NOTE 4--DEBT AND CREDIT FACILITIES

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt (see Note 1). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
  At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. The Partnership is in the process of closing its bank accounts with BankBoston.
  During the third quarter of 2000, the Partnership established a relationship with Wells Fargo Bank, N.A. ("Wells Fargo") and also had Wells Fargo issue a letter of credit for $721,000.
  Under the Varde loan documents, the Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provide for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which includes DESC Proceeds (see Note 5) (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents require that the Partnership must first retire the A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 and pay $5,000,000 towards the B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000. The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds.
In addition, Varde also receives one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde, the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the Texas Court to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believes it is allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership used some of the remaining proceeds to further reduce Varde securities to reduce interest expense and accumulated arrearages. As discussed in Note 5, there is a dispute about whether the DESC Proceeds are also reduced by the Legal Fees paid to the Partnership's attorneys in calculating the Varde One-Third. Under the Varde credit agreement, the Partnership believes the Varde One-Third must be applied to Varde's Debt and Redeemable Preferred Equity. Therefore, the Partnership believes that the Payments of $16,606,000 retired the A Term Loan and B Term Loan. See
Note 5 for discussion of dispute with Varde and Varde's interpretation of the loan documents.
  As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC proceeds, Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,188,000 ("Subordinate Note A") as of December 31, 2000. The Partnership began accruing interest expense at the statutory rate of 6% ("Statutory Rate") on the C Term Loan and $2,000,000 of the Subordinate Note A on July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 (the "Tender"). The Tender required that Varde had to apply the Tender in accordance with the Partnership's interpretation of the credit agreement. Varde refused the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership began accruing interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000. The Partnership believes the First Deposit will eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance of $9,359,000 on the C Term Loan and Subordinate Note A are included in current liabilities at December 31, 2000. The Partnership accrued total interest expense of $236,000 at the Statutory Rate on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A from July 27, 2000 to December 31, 2000 and on $1,188,000 of the Subordinate Note A from August 23, 2000 to December 31, 2000 and included the accrual in other accrued liabilities. See Note 5 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
  On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit should be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities. However, due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is unlikely. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the year ended December 31, 2000, the Deposits with the Texas Court accrued interest income of $391,000.
    Under the amended terms, cash interest payments on the Varde Revolver and cash interest and principal payments on the A Term Loan were limited to $2,500,000 per annum. Any excess on the Varde Revolver and A Term Loan along with interest on the B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions on Varde's Redeemable Preferred Equity accumulate in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership began accruing interest on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000. Prior to the Tender and the First Deposit which is expected to retire the Subordinate Note A, such note was convertible into 504,000 Common Units as of July 25, 2000 and bore interest at prime plus one percent. The prime rate was 9.5% at December 31, 2000. After the Tender on July 27, 2000 and the First Deposit on August 23, 2000, the Partnership also began accruing interest expense on the Subordinate Note A at the Statutory Rate of 6% per annum. See Note 5 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     Because a portion of the Debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense for the years ended December 31, 2000, 1999 and 1998 reflects the reversal of an accrual of $1,345,000 and accruals of $315,000 and $1,030,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments, the Tender and the First Deposit which are expected to be used to retire such Debt. The preferred distributions will continue to accumulate in arrears on the remaining Redeemable Preferred Equity after the originally expected application of the Second Deposit and $1,000 of the First Deposit until the Partnership redeems such Redeemable Preferred Equity (see
Note 5).
     From April 15, 1999 through January 2, 2001, the Partnership had a $3,000,000 revolving credit facility with Varde ("Varde Revolver"). Advances under the Varde Revolver bore interest at 11% per annum, payable monthly. The Partnership did not have any outstanding borrowings under the Varde Revolver as of December 31, 2000.
     Fees paid to Varde in the form of additional B Term Loans were $150,000 in 1998 and $100,000 in 1999.
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. See
Note 5 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
    The Partnership has to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership feels it has defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contains restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance beginning on July 25, 2000 on receipt of the DESC Proceeds (see Note 5). The financial covenants in the Varde credit agreement for the year 2000 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. The Partnership is still not in compliance with the requirement that the auditors' opinion on the financial statements contain no material qualifications or going concern uncertainties. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see
Note 5). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. Due to the dispute with Varde and the Bankruptcy, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See Note 5 for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.
  Varde sent the Partnership notices of defaults and accelerations under the credit agreement and the preferred equity instruments for not paying the Varde One-Third within two days of receipt of the DESC Proceeds, for not providing certain financial information, for the engagement of independent certified public accountants without Varde's consent, for failing to retire the Subordinate Note A and for failing to redeem the Redeemable Preferred Equity which events occurred after July 25, 2000. The Partnership believes it has complied with the Varde One-Third requirement with the Tender and the Deposits. As discussed in the preceding paragraph, the Partnership feels it has defenses to the other alleged defaults occurring after July 25, 2000 (see Note 5).
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds (see Note 5). Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. The Partnership had drawn up to $1,990,000 during the year ended December 31, 2000; however, the Partnership repaid the note on November 15, 2000, and the loan balance was zero at year end. Such note is secured by the assets of the Partnership. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding during the year ended December 31, 2000. No further advances are expected under this facility.

  Amounts outstanding under these credit facilities at December 31
(in thousands):

                                                2000         1999
                                              --------     --------
     BankBoston Revolver                      $      -     $     18
     Management Revolver                             -            -
     A Term Loan                                     -        4,973
     B Term Loan                                     -       11,825
     C Term Loan                                 6,171        5,666
     Subordinate Note A                          3,188        3,002
     Other Installment Loans                         -          315
                                              --------     --------
                                                 9,359       25,799
     Less current portion                        9,359       25,799
                                              --------     --------
                                              $      -     $      -
                                              ========     ========

     Interest paid (excluding interest on the note assumed by Sun) for the years ended December 31, 2000, 1999 and 1998 was $697,000,$2,040,000 and $3,274,000, respectively.

NOTE 5--COMMITMENTS AND CONTINGENCIES

  At December 31, 2000, the Partnership is committed to operating leases which require fixed monthly rentals for administrative office space, transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Excluding rentals accrued to Pride SGP prior to October 1, 1999 (see Note 7) for certain pipeline segments, rental expense for the continuing operations for the years ended December 31, 2000, 1999 and 1998 was $163,000, $194,000 and $208,000, respectively. The minimum future rentals under noncancellable operating leases at December 31, 2000 are as follows (in thousands):


          2001                   $    95
          2002                        85
          2003                        83
          2004                        66
          2005                        64
          Thereafter                   -
                                 -------
                                 $   393
                                 =======

     At December 31, 2000, Pride SGP held the Subordinate Preferred Units in the face amount of $3,144,000 (see Note 9). The Subordinate Preferred Units are subordinate to the Redeemable Preferred Equity (see Notes 1 and 8) and at the Partnership's option may be redeemed on the latter of the retirement of such Redeemable Preferred Equity or October 1, 2004. The Subordinate Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity held by Varde or
(ii) 10% per annum.
    At December 31, 2000 and December 31, 1999, 4,950,000 Common Units are outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 998,000 and 3,702,000 Common Units, respectively.
    Under the terms of the Partnership's loan agreement with Varde, Varde restricted the payment of distributions to common unitholders throughout the term of the loan documents. In addition the preferred equity securities instruments also limit distributions to common unitholders. Future distributions will be dependent on, among other things, payment in full of the Varde Debt, the termination of the loan documents and the redemption of all preferred equity securities.
    At December 31, 2000 and after the previously expected redemption with the Second Deposit and $1,000 of the First Deposit prior to the Bankruptcy (see Note 8), the remaining Series B Preferred Units and Series C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.
    The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde, the Bankruptcy and certain tax issues discussed below, Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
    The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $30,000 and had accrued for this amount at December 31, 2000. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
    On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the Government or DESC, relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
    On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC Proceeds were $61,521,000. The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July 25, 2000 and paid total Legal Fees to the Partnership's attorneys of $5,908,000. On August 24, 2000, the Partnership received an additional $15,815,000 which was for the statutory interest on the judgment. The Partnership paid Bonuses totaling $6,967,000 from the DESC Proceeds to Management. The Partnership reported the $45,706,000 less Legal Fees of $4,339,000 and Bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000. The Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000 in other income for the year ended December 31, 2000.
     The Partnership used the Net DESC Proceeds for the Payments of $16,606,000 on the Varde Debt (see Note 4) and the Deposits of $16,360,000 (see Note 4). The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court and subject to the supervision of the Bankruptcy Court (see below).
     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity security instruments (including distributions paid in kind on debt and accumulated arrearages owed on Redeemable Preferred Equity), Legal Fees and payments under the Partnership's bonus plan, common unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to common unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). The Partnership had planned on redeeming all Redeemable Preferred Equity held by Varde with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the common unitholders as a result of the payment of accumulated arrearages on the Varde Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to common unitholders in two different months (see below).
  As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans.
  In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the holders of Common Units. Under that convention, common unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership intends to take the position that suspended losses would be available to common unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with this position. The actual tax impact on a common unitholder depends upon such unitholder's overall personal tax situation and whether such unitholder has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with their own tax advisor regarding the use of suspended losses.
     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan is required to be paid to Varde. The Partnership had planned on eventually retiring all of Varde's Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see Note 4) as a transaction fee rather than applying the Payments against the Debt and Redeemable Preferred Equity. The Partnership believes this position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity that it holds. However, Varde's position is that since another loan document executed at the same time as the credit agreement does not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Partnership believes the two agreements can be read together and are not inconsistent and that Varde must, therefore, apply the Varde One-Third to its Debt and Redeemable Preferred Equity.
     Additionally, Varde also argues that the term "proceeds" as used in the credit agreement is before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should be $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believes is correct.
  If Varde's interpretations of the loan documents are correct, the Varde One-Third would equal $17,621,000 and Varde would receive such amount as a Transaction Fee and not have to apply it to any of Varde's Debt and Redeemable Preferred Equity. Further, if the Varde One-Third is considered a Transaction Fee, net income would have declined by $17,621,000 for the year ended December 31, 2000 to $25,788,000. In addition, interest expense and distributions would have increased for the year ended December 31, 2000.
  The following table compares how the Partnership believes the Payments of $16,606,000 should be applied according to its interpretation of the loan documents and how Varde believes the Payment should be applied according to Varde's interpretation of the loan documents:

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

  Under the Partnership's interpretation and after the above Payments, Varde was due an additional $7,797,000 to be applied to Varde's Debt and Redeemable Preferred Equity, as opposed to the $9,672,000 Varde believes is owed as a transaction fee.
  Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court, which the Partnership believed should eventually be used to retire the remaining Varde Debt and redeem a portion of the Redeemable Preferred Equity. Under Varde's interpretation of the loan documents, the Deposits should go to Varde as a Transaction Fee and retire a portion of the B Term Loan. The following table compares how the Partnership believes the Deposits should be applied and how Varde believes the Deposits should be applied:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     C Term Loan                   $ 6,171,000       $         -
     Subordinate Note A              3,188,000                 -
     Series B Preferred Units (1)    3,117,000                 -
     Series C Preferred Units (1)    1,672,000                 -
     Accumulated Arrearages Series
       B Preferred Units (1)         1,440,000                 -
     Accumulated Arrearages Series
       C Preferred Units (1)           772,000                 -
     Transaction Fee                         -         9,672,000
     B Term Loan                             -         6,688,000
                                   -----------       -----------
     The Deposits                  $16,360,000       $16,360,000
                                   ===========       ===========

     (1)  Due to the Bankruptcy, it is unlikely that the full
          $7,001,000 of the Deposits will be used to redeem the Redeemable Preferred Equity.

     The following table compares the outstanding balances of the Debt and Redeemable Preferred Equity owed by the Partnership to Varde as of December 31, 2000 after the expected application of the Payments and the Deposits based on the Partnership's interpretation of the loan documents prior to the Bankruptcy and Varde's interpretation of the loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     B Term Loan                   $         -       $ 1,462,000
     C Term Loan                             -         6,577,000
     Subordinate Note A                      -         3,324,000
     Series B Preferred Units (1)    6,205,000         9,322,000
     Series C Preferred Units (1)    3,328,000         5,000,000
     Series D Preferred Units        2,757,000         2,757,000
     Accumulated Arrearages Series
       B Preferred Units (1)           945,000         2,507,000
     Accumulated Arrearages Series
       C Preferred Units (1)           507,000         1,344,000
     Accumulated Arrearages Series
       D Preferred Units             1,294,000         1,294,000
                                   -----------       -----------
  Outstanding Varde Debt and
       Preferred Securities        $15,036,000       $33,587,000
                                   ===========       ===========

     (1) Due to the Bankruptcy, the redemption of the Redeemable Preferred Equity shown in the second table is unlikely to occur in the amounts indicated; therefore, the balance in this table will likely increase by those amounts.

     The Partnership advised Varde that it did not intend to make any further payments until the above issues were resolved. The Partnership filed suit against Varde in the Texas Court, on August 3, 2000, demanding, among other things, that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The trial which was scheduled in the Texas Court for February 2, 2001, was removed to the Bankruptcy Court by Varde.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that, among other things, restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a new lawsuit in New York, a notice of motion for summary judgment in lieu of complaint, in the amount of $18,592,000 plus interest from August 8, 2000, on the ground that the action was based upon an instrument for the payment of money only and that there was no defense to payment. The $18,592,000 is the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan and the remaining balance of a Transaction Fee based on the first receipt of $45,706,000 of DESC Proceeds before reduction for Legal Fees.
     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds. Varde claims that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity are due.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which, among other things, enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. The Partnership had drawn up to $1,990,000 during the year ended December 31, 2000; however, the Partnership repaid the note on November 15, 2000, and the loan balance was zero at year end. Such note is secured by the assets of the Partnership. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding during the year ended December 31, 2000. No further advances are expected under this facility.
     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the filing of a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division on January 17, 2001. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see "Note 1"). The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity of $17,079,000.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.
     On January 31, 2001, Varde removed the Partnership's suit from the Texas Court to the Bankruptcy Court and filed a motion with the Bankruptcy Court for appointment of a trustee. Varde subsequently removed both of the New York state lawsuits to New York federal court. The motion for appointment of a trustee was heard on March 6, 2001 and the Bankruptcy Court denied Varde's request on March 22, 2001.
     For the year ended December 31, 2000, in addition to the Legal Fees paid out of the DESC Proceeds, the Partnership incurred legal fees and other expenses of $1,172,000 in connection with the dispute with Varde and $55,000 related to the Bankruptcy.
     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001. Additional briefs will be filed in the case which are expected to be delivered to the Bankruptcy Court by June 8, 2001. Once the Bankruptcy Court reviews those briefs, a ruling will be issued.
     A common unitholder has notified the Partnership he believes the Partnership's tax status should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The common unitholder has demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Two of the Partnership's major customers are the DESC and Chevron Products Company ("Chevron"). Revenues from the DESC comprised 17.2%, 13.6% and 26.4% of total revenues from the Products Marketing Business in 2000, 1999 and 1998, respectively. Revenues from Chevron comprised 8.1%, 6.7% and 0.4% of total revenues from the Products Marketing Business in 2000, 1999 and 1998, respectively.
     At December 31, 2000 and 1999, the Partnership had $1,544,000 and $283,000, respectively, in receivables from the DESC and $303,000 and $240,000, respectively, in receivables from Chevron. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.

NOTE 7--RELATED PARTY TRANSACTIONS

     Prior to the Crude Gathering Sale, the Partnership had an agreement with Pride SGP to lease defined segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services was approximately $300,000 annually. In addition, the Partnership paid the taxes, insurance, and other costs. Rentals accruing to Pride SGP from the Partnership for the years ended December 31, 1999 and 1998 totaled approximately $300,000 and $400,000, respectively, for the lease of the pipeline and are included in income (loss) from discontinued operations in the statements of operations. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again. The lease agreement with Pride SGP was not entered into on an arm's-length basis. While Management was not able to determine whether the terms of the lease were comparable to those which could have been obtained by unaffiliated parties, Management believed such terms were fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which enabled the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners.
     Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2,450,000 and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. On December 31, 1997, the two unsecured loans were converted into the Series E Preferred Units of $2,000,000 and the Series F Preferred Units of $450,000. The Series E Preferred Units were convertible into 317,000 Common Units prior to the exchange discussed in the next paragraph.
     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) the pipeline mentioned above, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the Series E Preferred Units in the face amount of $2,000,000 held by Pride SGP, and (e) the Series F Preferred Units in the face amount of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) newly issued Subordinated Preferred Units in the face amount of $3,144,000 (see Notes 1 and 9).
     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $79,000, $70,000, and $70,000, during 2000, 1999 and 1998, respectively.
     The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $41,000, $40,000 and $40,000 in 2000, 1999 and 1998,
respectively.
     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest, $3,144,000 in Subordinate Preferred Units, and a 4.9% limited partner interest in the Partnership as discussed in
Note 9. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     On December 1, 2000, the Managing General Partner of the Partnership exercised a call option and purchased 930,000 Common Units of the Partnership for $251,000. The Managing General Partner of the Partnership paid $150,000 on July 25, 2000 to J-Hawk Corporation for the call option. In January, 2001, the Managing General Partner sold 95,000 of those Common Units to certain members of Management and distributed the remaining 835,000 Common Units it held to its shareholders.
     The Common Units underlying the call option were acquired by J-Hawk Corporation in a separate transaction that also closed on July 25, 2000. The Managing General Partner was paid a $50,000 finder's fee by the Seller.
     On December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following (i) $6,000,000 of the B Term Loan, (ii) C Term Loan (iii) Subordinate Note A, (iv) Series B Preferred Units, (v) Series C Preferred Units and (vi) Series D Cumulative Convertible Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments, Management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to Management. Varde disputes this position and refuses to request the Partnership to issue the securities to Management.
     Varde and Management have the right to receive a total of up to an additional 23.4% of the Partnership's Common Units, through the conversion of the Series B Preferred Units and Series C Preferred Units (see Note 8) as described in the Partnership's 1996 consent solicitation.
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. The Partnership had drawn up to $1,990,000 during the year ended December 31, 2000; however, the Partnership repaid the note on November 15, 2000, and the loan balance was zero at year end. Such note is secured by the assets of the Partnership. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding during the year ended December 31, 2000. No further advances are expected under this facility.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

NOTE 8--REDEEMABLE PREFERRED EQUITY

    Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and Redeemable Preferred Equity effective as of January 1, 1998. As a result of the amendment, preferred equity securities are treated as accumulated arrearages rather than being considered paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the common unitholders and holders of the preferred equity securities.
    In conjunction with Varde's assumption of the previous existing bank debt, Varde received the Redeemable Preferred Equity (see Note
1). As a result of the assumption, Varde holds $17,079,000 of Redeemable Preferred Equity including $9,322,000 of Series B Preferred Units, $5,000,000 of Series C Preferred Units and $2,757,000 of Series D Preferred Units which are all redeemable on December 31, 2002. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 4) would be used to redeem $3,117,000 of the Series B Preferred Units and $1,672,000 of the Series C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. At December 31, 2000 and after adjusting for the expected redemption with the Second Deposit and $1,000 from the First Deposit and prior to the Bankruptcy, the Series B Preferred Units and Series C Preferred Units are convertible into 985,000 and 528,000 Common Units, respectively, or a total of 1,513,000 Common Units. The preferential quarterly payments on the Series B Preferred Units and Series C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. On August 31, 2000, the Partnership began accruing interest at the Statutory Rate (see Note 4) on the Series B Preferred Units and Series C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities prior to the Bankruptcy. The Partnership accrued interest expense of $140,000 related to that portion of the Redeemable Preferred Equity as of December 31, 2000 and included it in other accrued liabilities. Due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is now unlikely. The preferential quarterly payments on the Series D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. For the years ended December 31, 2000 and 1999, the Partnership accumulated arrearages of $1,683,000 and $1,707,000, respectively, on the Redeemable Preferred Equity. Through December 31, 2000, these securities had total accumulated arrearages of $4,958,000. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved, that part of the Second Deposit and $1,000 of the First Deposit would be used to pay $1,440,000 of the accumulated arrearages on the Series B Preferred Units and $772,000 of the accumulated arrearages on the Series C Preferred Units or a total of $2,212,000. However, due to the Bankruptcy, such payment of the accumulated arrearage using the Second Deposit and $1,000 of the First Deposit is now unlikely. Prior to the Bankruptcy, the Partnership also expected to redeem additional Redeemable Preferred Equity and pay additional accumulated arrearages once a replacement working capital facility was in place (see Note 5).

     The Partnership also accumulated arrearages of $343,000 on preferred equity securities owned by Pride SGP through the third quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership.

NOTE 9--PARTNERS' CAPITAL (DEFICIENCY)

     At December 31, 2000, Pride SGP held the Subordinate Preferred Units in the face amount of $3,144,000. The Subordinate Preferred Units are subordinate to the Series B Preferred Units, Series C Preferred Units and Series D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of the Redeemable Preferred Equity or October 1, 2004. The Subordinate Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity held by Varde or (ii) 10% per annum.
    At December 31, 2000, 4,950,000 Common Units are outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 998,000 and 3,702,000 Common Units, respectively.
    Under the terms of the Partnership's loan documents with Varde, Varde restricted the payment of distributions to unitholders throughout the term of the loan documents. In addition the preferred equity securities instruments also limit distributions to common unitholders. Future distributions will be dependent on, among other things, payment in full of the Varde Debt, the termination of the loan documents and the redemption of all preferred equity securities.
    As of December 31, 2000 and after the expected redemption prior to the Bankruptcy with the Second Deposit and $1,000 of the First Deposit (see Note 5), the Series B Preferred Units and Series C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.


NOTE 10--UNIT APPRECIATION RIGHTS

     During 1996, the Partnership implemented an incentive compensation plan for officers and key employees. Under the plan, individual employees can be granted unit appreciation rights ("Rights") whereby a holder of the Rights is entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of Rights awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is ten years from the grant date.
     Rights transactions from December 31, 1997 are as follows:

                                      Officers/
                                      Employees  Directors    Total
                                      ---------  ---------  ---------
                                       --------   --------   --------
     Outstanding at December 31, 1997
       and 1998                         299,996     70,000    369,996
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (22,348)         -    (22,348)
                                        --------  --------   --------

     Outstanding at December 31, 1999   277,648     70,000    347,648
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (70,044)         -    (70,044)
                                       --------   --------   --------
     Outstanding at December 31, 2000   207,604     70,000    277,604
                                       ========   ========   ========


     On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 Rights at an exercise price of $3.75 per unit. Because the fair market value of the Rights did not exceed the exercise price at December 9, 1996, no compensation was accrued. Effective December 31, 1997, the number of Rights was increased to 299,996, reallocated among four officers and eleven employees and the exercise price was reduced to $1.94 per unit. The Rights of eight employees were terminated in 1999 and 2000 thus reducing the total outstanding Rights to the officers and employees to 207,604 at December 31, 2000. A one-time award of 70,000 Rights was made in 1996 to five non-employee directors at an exercise price of $3.75 which fully vested on December 31, 1998. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.
     The Rights fully vested on December 31, 1998; however, none have been exercised. Rights exercisable under the plan were 277,604, 347,648 and 369,996 at December 31, 2000, 1999 and 1998, respectively.
Since the fair market value of the Rights did not exceed the exercise price at the grant date nor at the repricing date, no compensation expense has been accrued in accordance with APB 25.
  The weighted average fair value of the Rights granted is approximately $1.40 per Right and the pro forma effect (as required by Statement 123) is not material to the operations of the Partnership.


NOTE 11--DISCONTINUED OPERATIONS

    As previously discussed, on October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Accordingly, the assets, liabilities and operating results of the Crude Gathering System have been segregated from the continuing operations and are reported as discontinued operations. Since August 1, 1999 was the measurement date for computing gain (loss) on disposal, discontinued operations for the year ended December 31, 1999 are based on operations through July 31, 1999. Interest expense, except for interest on the note assumed by Sun, and general corporate administrative expenses were not allocated to the discontinued operations. However, interest expense related to continuing operations has declined since $15,000,000 of the proceeds were used to reduce the Debt.
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $94,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
    Revenues for the Crude Gathering System were $241,483,000 and $259,438,000 for the first nine months of 1999 and the year ended December 31, 1998, respectively. Under the terms of the asset sale, the Partnership retained receivables of $13,669,000, other payables excluding suspense liability of $20,410,000, and crude suspense liability of $10,935,000 as of the disposal date of October 1, 1999.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and included in net current liabilities of discontinued operations with the remainder included in net long-term liabilities of discontinued operations. At December 31, 2000 and 1999, net long-term liabilities of discontinued operations included $8,484,000 and $8,392,000, respectively, related to crude suspense liabilities.
    Net current liabilities of discontinued operations included the following components as of December 31 (in thousands):


                                              2000          1999
                                            --------      --------
     Accounts receivable                    $      -      $   (263)
     Accounts payable                            455         1,109
     Crude suspense liability                    460         1,531
     Accrued payroll and related benefits         77           398
     Accrued taxes                               (50)            -
     Other accrued liabilities                     -            62
                                            --------      --------
                                            $    942      $  2,837
                                            ========      ========

     Net long-term liabilities of discontinued operations included the following components as of December 31 (in thousands):


                                              2000          1999
                                            --------      --------
     Other assets                           $    (38)     $    (81)
     Crude suspense liability                  8,484         8,392
                                            --------      --------
                                            $  8,446      $  8,311
                                            ========      ========

(This page should be printed on 11" x 8.5" paper)

NOTE 12--QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                     Net income    Basic    Diluted
                              Operating     Net     (loss) after   Income    Income
                     Net       Income      Income    preferred     (Loss)    (Loss)
Quarter Ended      Revenues    (Loss)      (Loss)   distributions per Unit  per Unit
-------------      --------   ---------   --------  ------------- --------  --------
March 31, 1999     $ 21,321    $  (460)   $  (700)   $ (1,158)    $(0.23)   $(0.23)
June 30, 1999        27,390        197     (2,487)     (2,961)     (0.59)    (0.59)
September 30, 1999   39,582       (575)    (3,010)     (3,491)     (0.69)    (0.69)
December 31, 1999    42,311       (178)    (1,471)     (1,912)     (0.38)    (0.38)
March 31, 2000       50,293        152     (1,080)     (1,532)     (0.30)    (0.30)
June 30, 2000        63,721        124     (1,050)     (1,512)     (0.30)    (0.30)
September 30, 2000   97,486     35,797     46,429      46,003       9.11      6.33
December 31, 2000    59,686         96       (890)     (1,233)     (0.25)    (0.25)


Net income (loss) and net income (loss) after preferred distributions for the four quarters ending in 1999 included results for both continuing operations and discontinued operations. Net income (loss) from discontinued operations was $1,415,000, ($632,000), ($514,000) and ($251,000) for the quarters ending
March 31, June 30, September 30, and December 31, 1999, respectively. Basic and diluted net loss per Common Unit excluding discontinued operations was $0.51, $0.46, $0.59 and $0.33 for the quarters ending March 31, June 30, September 30, and December 31, 1999, respectively.

Net revenues, operating income (loss), and net income (loss) for the quarter ended September 30, 2000 includes $36,257,000, $36,257,000 and $48,646,000, respectively, as a result of the DESC Claim (see Note 5).

             INDEX TO EXHIBITS TO REPORT ON FORM 10-K

Exhibit Number
(Reference to
Item 601 of
Regulation S-K)                      Description
_______________                      ___________

3.1 Third Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.3 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-10473)).

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

10.46 Certificates of Designation of Series G Subordinate Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of October 1, 1999 (incorporated by reference to Exhibit 10.46 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-10473)).

10.47 Promissory Note dated September 18, 2000, between Pride Companies, L.P., as borrower, and Dave Caddell, in his individual capacity and as trustee for Brad Stephens, Wayne Malone, and George Percival, as lenders (Commission File No. 1-10473).

25.1 Power of Attorney (included on the signature page of this Report).