Form 10-Q
period 2001-06-30
PRIDE COMPANIES LP
filed 2001-08-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001
                 Commission file number 1-10473

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

   Class                        Outstanding at August 1, 2001
   -----                        -----------------------------
Common Units                               4,950,000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                          June 30,
                                            2001       December 31,
                                        (unaudited)        2000
                                        -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     6,215    $     6,178
  Restricted cash                            18,066         17,634
  Accounts receivable, less allowance
    for doubtful accounts                    15,125         12,005
  Other current assets                          488            607
                                        -----------    -----------
    Total current assets                     39,894         36,424

Property, plant and equipment                30,670         30,666
Accumulated depreciation                    (16,091)       (15,365)
                                        -----------    -----------
Property, plant and equipment - net          14,579         15,301

Assets no longer used in the business         4,235          4,235
Other assets                                    179            109
                                        -----------    -----------
                                        $    58,887    $    56,069
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities not subject
  to compromise:
  Accounts payable                      $     1,288    $     1,371
  Accrued payroll and related benefits          153            150
  Accrued taxes                               2,216          1,982
  Other accrued liabilities                   1,009          1,845
  Net current liabilities of
    discontinued operations                       -            942
  Current portion of long-term debt           6,171          9,359
                                        -----------    -----------
    Subtotal                                 10,837         15,649
Current liabilities subject
  to compromise                               6,959              -
                                        -----------    -----------
    Total current liabilities                17,796         15,649

Long-term liabilities subject
  to compromise                               8,625              -
Net long-term liabilities of
  discontinued operations                         -          8,446
Redeemable preferred equity                  17,079         17,079

Partners' capital (deficiency):
  Preferred units to the Special
    General Partner (3,145 units
    authorized, 3,144 units
    outstanding)                              3,144          3,144
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                             12,465         11,984
  General partners' interest                   (222)          (233)
                                        -----------    -----------
                                        $    58,887    $    56,069
                                        ===========    ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                        Three Months Ended June 30,
                                            2001           2000
                                         -----------   -----------
                                        Revenues                                 $    74,987   $    63,721

Cost of sales and operating expenses,
  excluding depreciation                      72,261        62,463
Marketing, general and
  administrative expenses                        852           770
Depreciation                                     363           364
                                         -----------   -----------
Operating income                               1,511           124

Other income (expense):
  Interest income                                315           179
  Interest expense (including interest
    paid in kind of $0 and $803,
    respectively, and increasing rate
    accrued interest of $0 and ($129),
    respectively)                               (249)         (820)
  Credit and loan fees (including
    amortization of $0 and $495,
    respectively)                               (506)         (529)
  Other - net                                     41            (4)
                                         -----------   -----------
                                                (399)       (1,174)
                                         -----------   -----------
Net income (loss) before
  reorganization items                         1,112        (1,050)

Reorganization items:
  Professional fees and administrative
    expenses                                     286             -
                                         -----------   -----------
Net income (loss)                        $       826   $    (1,050)
                                         ===========   ===========

Basic and diluted net income (loss)
  per Common Unit                        $       .07   $      (.30)
                                         ===========   ===========

Numerator for basic and diluted net
  income (loss) per Common Unit:
  Net income (loss)                      $       826   $    (1,050)
  Preferred distributions                       (475)         (462)
                                         -----------   -----------
    Net income (loss) less preferred
      distributions                              351        (1,512)

    Net income (loss) allocable to 2%
      general partner interest                     7           (30)
                                         -----------   -----------
    Numerator for basic and diluted net
      income (loss) per Common Unit      $       344   $    (1,482)
                                         ===========   ===========

Denominator:
  Denominator for basic and diluted net
    income (loss) per Common Unit              4,950         4,950
                                         ===========   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                         Six Months Ended June 30,
                                            2001           2000
                                         -----------   -----------
                                        Revenues                                 $   131,881   $   114,014

Cost of sales and operating expenses,
  excluding depreciation                     127,939       111,422
Marketing, general and
  administrative expenses                      1,764         1,581
Depreciation                                     726           735
                                         -----------   -----------
Operating income                               1,452           276

Other income (expense):
  Interest income                                652           304
  Interest expense (including interest
    paid in kind of $0 and $1,571
    respectively, and increasing rate
    accrued interest of $0 and ($258),
    respectively)                               (496)       (1,659)
  Credit and loan fees (including
    amortization of $0 and $990,
    respectively)                               (850)       (1,090)
  Other - net                                    105            39
                                         -----------   -----------
                                                (589)       (2,406)
                                         -----------   -----------
Net income (loss) before
  reorganization items                           863        (2,130)

Reorganization items:
  Professional fees and administrative
    expenses                                     371             -
                                         -----------   -----------
Net income (loss)                        $       492   $    (2,130)
                                         ===========   ===========

Basic and diluted net loss
  per Common Unit                        $      (.09)  $      (.60)
                                         ===========   ===========

Numerator for basic and diluted net
  loss per Common Unit:
  Net income (loss)                      $       492   $    (2,130)
  Preferred distributions                       (937)         (914)
                                         -----------   -----------
    Net income (loss) less preferred
      distributions                             (445)       (3,044)

    Net loss allocable to 2%
      general partner interest                    (9)          (61)
                                         -----------   -----------
    Numerator for basic and diluted
      net loss per Common Unit           $      (436)  $    (2,983)
                                         ===========   ===========

Denominator:
  Denominator for basic and diluted
    net loss per Common Unit                   4,950         4,950
                                         ===========   ===========
See accompanying notes.
































                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                        Six Months Ended June 30,
                                            2001           2000
                                        ------------   -----------
Cash flows from operating activities:
Net income (loss) before reorganization
  items                                  $       863   $    (2,130)
Reorganization items                            (371)            -
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                                 726           735
    Amortization of loan costs                     -           990
    Gain on sale of property,
      plant and equipment                        (32)          (47)
    Paid in kind interest                          -         1,571
    Increasing rate accrued interest               -          (258)
    Net effect of changes in:
      Restricted cash                           (502)            -
      Accounts receivable                     (3,120)       (4,478)
      Other current assets                       119          (185)
      Accounts payable and other
        long-term liabilities                  1,372        (6,102)
      Accrued liabilities                        916          (864)
                                         -----------   -----------
        Total adjustments                       (521)       (8,638)
                                         -----------   -----------
Net cash used in operating activities            (29)      (10,768)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                     (4)         (111)
  Proceeds from asset disposals                   32           103
  Other                                           38          (113)
                                         -----------   -----------
Net cash provided by (used in)
  investing activities                            66          (121)

Cash flows from financing activities:
  Payments on debt and credit
    facilities                                     -        (1,662)
                                         -----------   -----------
Net cash used in financing activities              -        (1,662)
                                         -----------   -----------
Net increase (decrease) in cash and
cash equivalents                                  37       (12,551)

Cash and cash equivalents at the
beginning of the period                        6,178        16,183
                                         -----------   -----------
Cash and cash equivalents at the
end of the period                        $     6,215   $     3,632
                                         ===========   ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon Pipeline Company LLC ("Equilon"), a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc., to market through its products pipeline and Products Terminals.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Certain liabilities associated with the Crude Gathering System were retained and have been presented in discontinued operations and in liabilities subject to compromise at December 31, 2000 and June 30, 2001, respectively (see Note 5).
     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the business of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns the Series G Preferred Units of $3,144,000 (see Note 8) and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Management which is comprised of the officers of the Managing General Partner (the "Management") collectively own a 20.9% interest in the Partnership through their ownership of Common Units. Public ownership represented by the remaining Common Units is 72.2%.
     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Note 10). The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which is the Partnership's primary lender and also holds $17,079,000 of Redeemable Preferred Equity (see Note 7). Varde is claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see Notes 4, 9 and 10).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court.

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

3.   Net Income (Loss) Per Common Unit

     Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income (loss) per Common Unit is computed by adjusting the Common Units outstanding and net income (loss) for the potential dilutive effect of the convertible securities and unit appreciation rights. However, the effect of these securities was antidilutive for the second quarters of 2001 and 2000 and the first six months of 2001 and 2000.

4.   Related Party Transactions

     In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of Management of the Managing General Partner are also members of the management of Pride SGP, which has a 0.1% general partner interest, $3,144,000 in Series G Preferred Units (see
Note 8) and a 4.9% limited partner interest in the Partnership. In addition, Management collectively own a 20.9% interest in the Partnership through their ownership of Common Units.
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     Effective December 30, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units, (v) C Preferred Units and (vi) D Preferred Units (see Notes 6 and 7). The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments (see Note
6), Management believes the note payable to Varde of $2,000,000 has been retired and the above securities should be issued directly to Management. Varde disputes this position and refuses to request the Partnership to issue the securities.
     Certain conflicts of interest, including potential non-arm's length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the unitholders and consequently must exercise good faith and integrity in handling the assets and affairs of the Partnership.

5.   Discontinued Operations

     As previously discussed, on October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000.
     After the sale, the Partnership continues to be responsible for certain environment liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $94,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and included in current liabilities with the remainder included in long-term liabilities. At June 30, 2001 and December 31, 2000, long-term liabilities included $8,625,000 and $8,484,000, respectively, related to crude suspense liabilities.
     At December 31, 2000, the assets and liabilities of the Crude Gathering System have been segregated from the continuing operations and are considered to be discontinued operations. As a result of the Bankruptcy, the liabilities of the discontinued operation are included in liabilities subject to compromise along with other prepetition liabilities of the continuing operations at June 30, 2001 (see Note
10).
     Current liabilities subject to compromise at June 30, 2001 and net current liabilities of discontinued operations at December 31, 2000 included the following components (in thousands) from the Crude Gathering System as of:

                                            June 30,  December 31,
                                              2001        2000
                                            --------    --------
     Accounts payable                       $    424    $    455
     Crude suspense liability                    416         460
     Accrued payroll and related benefits         70          77
     Accrued taxes                               (50)        (50)
                                            --------    --------
                                            $    860    $    942
                                            ========    ========

     Long-term liabilities subject to compromise at June 30, 2001 and net long-term liabilities of discontinued operations at December 31, 2000 included the following components (in thousands) from the Crude
Gathering System as of:

                                            June 30,  December 31,
                                              2001        2000
                                            --------    --------
     Other assets                           $      -    $    (38)
     Crude suspense liability                  8,625       8,484
                                            --------    --------
                                            $  8,625    $  8,446
                                            ========    ========

6.   Long-term Debt

     During the third quarter of 2000, the Partnership began banking with Wells Fargo Bank, N.A. ("Wells Fargo") and had Wells Fargo issue a letter of credit for $721,000.
     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's
outstanding bank debt.   Under the Varde loan documents, the
Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provide for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which includes DESC Proceeds (see Note 9) (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents require that the Partnership must first retire the Series A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 ("A Term Loan") and pay $5,000,000 towards the B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds. In addition, Varde also receives one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde, the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the District Court of Taylor County, Texas (the "Texas Court") to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believes it is allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership used some of the remaining proceeds to further reduce Debt (see below) and Redeemable Preferred Equity (see Note 7) to reduce interest expense and accumulated arrearages, respectively. As discussed in Note 9, there is a dispute about whether the DESC Proceeds are also reduced by the legal fees paid to the Partnership's attorneys in calculating the Varde One-Third. Under the Varde credit agreement, the Partnership believes the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. Therefore, the Partnership believes that the Payments of $16,606,000 retired the A Term Loan and B Term Loan. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the loan documents.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC Proceeds (see Note 9), Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,188,000 ("Subordinate Note A") as of June 30, 2001. The Partnership began accruing interest expense at the statutory rate of 6% ("Statutory Rate") on the C Term Loan and $2,000,000 of the Subordinate Note A on July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 (the "Tender"). The Tender required that Varde had to apply the Tender in accordance with the Partnership's interpretation of the credit agreement. Varde refused the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership began accruing interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000.
The Partnership believes the First Deposit will eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance of the C Term Loan is included in the current portion of long-term debt, whereas the Subordinate Note A is included in current liabilities subject to compromise at June 30, 2001. The Partnership accrued total interest expense of $92,000 and $48,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively, in the second quarter of 2001. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt (the "Debt").
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit should be used to redeem a portion of the Redeemable Preferred Equity (see Note 7) along with paying accumulated arrearages on those securities. However, due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is unlikely. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the second quarter of 2001 and the first six months of 2001, the Deposits with the Texas Court accrued interest income of $226,000 and $484,000, respectively.
    Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity (see Note 7) accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership began accruing interest on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000. Prior to the Tender and the First Deposit which is expected to retire the Subordinate Note A, such note was convertible into 504,000 Common Units as of July 25, 2000 and bore interest at prime plus one percent. The prime rate was 6.75% at June 30, 2001. After the Tender on July 27, 2000 and the First Deposit on August 23, 2000, the Partnership also began accruing interest expense on the Subordinate Note A at the Statutory Rate of 6% per annum. See
Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     Because a portion of the Debt was subject to increasing rates of interest in 2000, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense in the second quarter of 2000 and the first six months of 2000 reflects the reversal of $129,000 and $258,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments, the Tender and the First Deposit which are expected to be used to retire such Debt. The preferred distributions will continue to accumulate in arrears on the remaining Redeemable Preferred Equity (see Note 7) after the originally expected application of the Second Deposit and $1,000 of the First Deposit until the Partnership redeems such Redeemable Preferred Equity (see Note 9).
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the balance of the A Term Loan and B Term Loan, respectively. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
    The Partnership has to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership feels it has defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contains restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance for the year ended December 31, 2000 beginning on July 25, 2000 on receipt of the DESC Proceeds (see Note
9). The financial covenants in the Varde credit agreement for the year 2000 and 2001 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. Any covenant violations for the year 2001 are automatically stayed by the Bankruptcy. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see Notes 9 and 10). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. Due to the dispute with Varde and the Bankruptcy, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See Note 9 for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.
     Varde sent the Partnership notices of defaults and accelerations under the credit agreement and the Redeemable Preferred Equity instruments (see Note 7) for not paying the Varde One-Third within two days of receipt of the DESC Proceeds, for not providing certain financial information, for the engagement of independent certified public accountants without Varde's consent, for failing to retire the Subordinate Note A and for failing to redeem the Redeemable Preferred Equity which events occurred after July 25, 2000. The Partnership believes it has complied with the Varde One-Third requirement with the Tender and the Deposits. As discussed in the preceding paragraph, the Partnership feels it has defenses to the other alleged defaults occurring after July 25, 2000 and prior to the Bankruptcy filing on January 17, 2001 (see Note 10).

7.   Redeemable Preferred Equity

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and the Redeemable Preferred Equity (see below) effective as of January 1, 1998. As a result of the amendment, distributions on the Redeemable Preferred Equity accumulate in arrears rather than being paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the common unitholders and holders of the Redeemable Preferred Equity.
     In conjunction with Varde's assumption of the previous existing bank debt, Varde holds $17,079,000 of preferred equity securities (the "Redeemable Preferred Equity"), which included $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units") which are all redeemable on December 31, 2002. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 6) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. At June 30, 2001 and after adjusting for the expected redemption with the Second Deposit and $1,000 from the First Deposit and prior to the Bankruptcy, the B Preferred Units and C Preferred Units are convertible into 985,000 and 528,000 Common Units, respectively, or a total of 1,513,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. On August 31, 2000, the Partnership began accruing interest at the Statutory Rate (see
Note 4) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities prior to the Bankruptcy. The Partnership accrued interest expense of $104,000 and $208,000 related to that portion of the Redeemable Preferred Equity in the second quarter of 2001 and the first six months of 2001, respectively. Due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is now unlikely. The preferential quarterly payments on the D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. For the second quarters of 2001 and 2000, the Partnership accumulated arrearages of $475,000 and $462,000, respectively, on the Redeemable Preferred Equity. Through June 30, 2001, these securities had total accumulated arrearages of $5,895,000. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved, that part of the Second Deposit and $1,000 of the First Deposit would be used to pay $1,440,000 of the accumulated arrearages on the B Preferred Units and $772,000 of the accumulated arrearages on the C Preferred Units or a total of $2,212,000. However, due to the Bankruptcy, such payment of the accumulated arrearage using the Second Deposit and $1,000 of the First Deposit is now unlikely. Prior to the Bankruptcy, the Partnership also expected to redeem additional Redeemable Preferred Equity and pay additional accumulated arrearages once a replacement working capital facility was in place (see Note 9).

8.   Partners' Capital (Deficiency)

     At June 30, 2001, Pride SGP held the Series G Preferred Units ("G Preferred Units") in the face amount of $3,144,000. The G Preferred Units are subordinate to the B Preferred Units, C Preferred Units and D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of such Redeemable Preferred Equity or October 1, 2004. The G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity or (ii) 10% per annum.
     At June 30, 2001, 4,950,000 Common Units are outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 1,055,000 and 3,645,000 Common Units, respectively.
     Under the terms of the Partnership's loan documents with Varde, Varde restricted the payment of distributions to common unitholders throughout the term of the loan documents. In addition the preferred equity securities instruments also limit distributions to common unitholders. Future distributions will be dependent on, among other things, payment in full of the Debt, the termination of the loan documents and the redemption of all preferred equity securities including G Preferred Units.
     As of June 30, 2001 and after the expected redemption prior to the Bankruptcy with the Second Deposit and $1,000 of the First Deposit (see Note 6), the B Preferred Units and C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.

9.   Contingencies

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde, the Bankruptcy, certain tax issues discussed below and certain disputed proofs of claim, Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
         On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America, also referred to as the Defense Energy Support Center (the "DESC"), relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC proceeds were $61,521,000 ("DESC Proceeds") from which the Partnership paid legal fees of $5,908,000 to the Partnership's attorneys ("Legal Fees") and bonuses of $6,967,000 to Management ("Bonuses"). The DESC proceeds less the Legal Fees and Bonuses are $48,646,000 ("DESC Income" or "Net DESC Proceeds").
     The Partnership used the Net DESC Proceeds for the Payments of $16,606,000 on the Debt (see Note 6) and the Deposits of $16,360,000 (see Note 6). The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court and subject to the supervision of the Bankruptcy Court (see below).
     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity security instruments (including distributions paid in kind on debt and accumulated arrearages owed on Redeemable Preferred Equity), Legal Fees and payments under the Partnership's bonus plan, common unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to common unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). The Partnership had planned on redeeming all Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the common unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to common unitholders in two different months (see below).
     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000.
     In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the holders of Common Units. Under that convention, common unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership intends to take the position that suspended losses would be available to common unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with this position. The actual tax impact on a common unitholder depends upon such unitholder's overall personal tax situation and whether such unitholder has suspended losses which can be used to offset the allocation of income. Each common unitholder should consult with their own tax advisor regarding the use of suspended losses.
     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan is required to be paid to Varde. The Partnership had planned on eventually retiring all of Varde's Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see Note 6) as a transaction fee rather than applying the Payments against the Debt and Redeemable Preferred Equity. The Partnership believes this position conflicts with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to Varde's Debt and Redeemable Preferred Equity. However, Varde's position is that since another loan document executed at the same time as the credit agreement does not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Partnership believes the two agreements can be read together and are not inconsistent and that Varde must, therefore, apply the Varde One-Third to its Debt and Redeemable Preferred Equity.
     Additionally, Varde also argues that the term "proceeds" as used in the credit agreement is before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should be $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believes is correct.
     If Varde's interpretations of the loan documents are correct, the Varde One-Third would equal $17,621,000 and Varde would receive such amount as a Transaction Fee and not have to apply it to any of the Debt and Redeemable Preferred Equity. Further, if the Varde One-Third is considered a Transaction Fee, net income would have declined by $17,621,000 for the year ended December 31, 2000 to $25,788,000. In addition, interest expense and distributions would have increased for the first six months of 2001 and the second quarter of 2001.
     The following table compares how the Partnership believes the Payments of $16,606,000 should be applied according to its interpretation of the loan documents and how Varde believes the Payments should be applied according to Varde's interpretation of the loan documents:

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

     The following table compares the outstanding balances of the Debt and Redeemable Preferred Equity as of June 30, 2001 after the expected application of the Payments and the Deposits based on the Partnership's interpretation of the loan documents prior to the Bankruptcy and Varde's interpretation of the loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     B Term Loan                   $         -       $ 1,593,000
     C Term Loan                             -         7,151,000
     Subordinate Note A                      -         3,475,000
     B Preferred Units (1)           6,205,000         9,322,000
     C Preferred Units (1)           3,328,000         5,000,000
     D Preferred Units               2,757,000         2,757,000
     Accumulated Arrearages
       B Preferred Units (1)         1,381,000         3,228,000
     Accumulated Arrearages
       C Preferred Units (1)           741,000         1,732,000
     Accumulated Arrearages
       D Preferred Units             1,561,000         1,561,000
     Statutory interest on C Term
       Loan, Subordinate Note A, B
       Preferred Units and C
       Preferred Units expected to
       be retired or redeemed with
       the Deposits                    862,000                 -
                                   -----------       -----------
     Outstanding Varde Debt and
       Preferred Securities        $16,835,000       $35,819,000
                                   ===========       ===========

     (1) Due to the Bankruptcy, the redemption of the Redeemable Preferred Equity shown in the second table is unlikely to occur in the amounts indicated; therefore, the balance in this table will likely increase by those amounts.

     The Partnership advised Varde that it did not intend to make any further payments until the above issues were resolved. The Partnership filed suit against Varde in the Texas Court, on August 3, 2000, demanding, among other things, that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The trial which was scheduled in the Texas Court for February 2, 2001, was removed to the Bankruptcy Court by Varde.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that, among other things, restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a new lawsuit in New York, a notice of motion for summary judgment in lieu of complaint, in the amount of $18,592,000 plus interest from August 8, 2000, on the ground that the action was based upon an instrument for the payment of money only and that there was no defense to payment. The $18,592,000 is the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan and the remaining balance of a Transaction Fee based on the first receipt of $45,706,000 of DESC Proceeds before reduction for Legal Fees.
     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds. Varde claims that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity are due.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which, among other things, enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently canceled.
     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the filing of a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division on January 17, 2001. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Note 1). The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On January 31, 2001, Varde removed the Partnership's suit from the Texas Court to the Bankruptcy Court and filed a motion with the Bankruptcy Court for appointment of a trustee. Varde subsequently removed both of the New York state lawsuits to New York federal court. The motion for appointment of a trustee was heard on March 6, 2001 and the Bankruptcy Court denied Varde's request on March 22, 2001.
     For the second quarter of 2001 and the first six months of 2001, the Partnership incurred legal fees and other expenses of $505,000 and $847,000, respectively, in connection with the dispute with Varde and $286,000 and $371,000, respectively, related to the Bankruptcy.
     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001. Additional briefs were filed in the case which were delivered to the Bankruptcy Court in June 2001. Once the Bankruptcy Court completes its review of those briefs, a ruling will be issued.
     A common unitholder has notified the Partnership he believes the Partnership's tax status should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The common unitholder has demanded that the Partnership immediately withdraw its Schedules K-1; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedules K-1.
     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     In connection with the Bankruptcy, several proofs of claim have been filed with the Bankruptcy Court that the Partnership disputes and has not accrued for (See Note 10). If these claims were allowed, they could have a material adverse effect on the Partnership.

10.  Bankruptcy

     As previously mentioned, on January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity. Varde is claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see Notes 4 and 9). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. The Partnership believes that if the Bankruptcy Court finds in favor of the Partnership, that the Partnership will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time. However, if the Bankruptcy Court finds in favor of Varde, the Partnership will unlikely be able to pay all of its creditors in full and a negative ruling will cause further uncertainty about the Partnership's future. The Partnership expects the Bankruptcy Court to issue its ruling sometime in the near future.
     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Partnership continues business as a debtor in possession. These claims are reflected in the June 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Partnership's assets ("Secured Claims") also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. The Secured Claims are secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.
     At June 30, 2001, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $6,099,000 and liabilities of the Crude Gathering System (discontinued operations) of $860,000, whereas long-term liabilities subject to compromise included $8,625,000 of liabilities from the Crude Gathering System (discontinued operations) (see Note
5).
     In addition to a retainer with bankruptcy counsel of $20,000 at December 31, 2000, the Partnership paid such counsel an additional $250,000 retainer during the first quarter of 2001. Bankruptcy counsel drew $125,000 and $173,000 against that retainer in the second quarter of 2001 and the first six months of 2001, respectively. In addition, the Partnership paid or accrued $161,000 and $198,000 in other bankruptcy expenses during the second quarter of 2001 and the first six months of 2001, respectively.
     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Equilon for the purchase of refined product.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP (the "Debtors") filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") and Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization (the "Disclosure Statement") with the Bankruptcy Court. A hearing on the Disclosure Statement is currently set for September 24, 2001.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs. The Claimants are shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who is an advisory director. The Claimants allege that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994.
     The Partnership and the Managing General Partner have objected to their proofs of claim to the Bankruptcy Court and has requested that the court hear the dispute in October 2001.
     On May 22, 2001, five former employees of the Partnership filed proofs of claim in the amount of $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000.
     The Partnership has objected to their proofs of claim to the Bankruptcy Court and has requested that the court hear the dispute in October 2001.
     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those claims are not expected to have a material effect on the Partnership.

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

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon Pipeline Company LLC ("Equilon"), a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc., and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations, (v) fluctuations in refined product prices and their impact on working capital, (vi) resolution of the dispute with Varde Partners, Inc. ("Varde") concerning the application of proceeds from the DESC claim, and (vii) the bankruptcy filing by the Partnership. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings."

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

Second Quarter 2001 Compared to Second Quarter 2000

     General. Net income for the second quarter of 2001 was $826,000 compared to net loss of $1,050,000 for the second quarter of 2000. The results for the second quarter of 2001 improved due to lower interest expense of $571,000 in the second quarter of 2001 due to the Payments of $16,606,000 on the A Term Loan and B Term Loan and accruing interest on the C Term Loan and Subordinate Note A at the Statutory Rate due to the Tender and the Deposits (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity" and "Part II. Other Information, Item 1. Legal Proceedings") and due to an improvement of $1,586,000 in gross margin in the second quarter of 2001. In the second quarter of 2001, the Partnership incurred $505,000 in litigation expenses associated with the Varde dispute and reorganization expenses of $286,000 as a result of the Bankruptcy.

     Operating income was $1,511,000 for the second quarter of 2001 compared to operating income of $124,000 for the second quarter of 2000. Depreciation expense was $363,000 for the second quarter of 2001 compared to $364,000 for the second quarter of 2000. Operating income excluding depreciation was $1,874,000 for the second quarter of 2001 compared to operating income excluding depreciation of $488,000 for the second quarter of 2000. The improvement in the second quarter of 2001 was primarily due to the increase in gross margin mentioned above. During the second quarter of 2001, the Partnership marketed 21,029 barrels per day ("BPD") of refined products compared to 19,328 BPD for the second quarter of 2000. The net margin per barrel (after marketing, general and administrative expenses) for the second quarter of 2001 was $0.79 compared to $0.07 for the second quarter of 2000.


First Six Months of 2001 Compared to First Six Months of 2000

     General. Net income for the first six months of 2001 was $492,000 compared to net loss of $2,130,000 for the first six months of 2000. The results for the first six months of 2001 improved due to lower interest expense of $1,163,000 in the first six months of 2001 due to the Payments of $16,606,000 on the A Term Loan and B Term Loan and accruing interest on the C Term Loan and Subordinate Note A at the Statutory Rate due to the Tender and the Deposits (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity" and "Part II. Other Information, Item 1. Legal Proceedings") and due to an improvement of $1,519,000 in gross margin in the first six months of 2001. In the first six months of 2001, the Partnership incurred $847,000 in litigation expenses associated with the Varde dispute and reorganization expenses of $371,000 as a result of the Bankruptcy.

     Operating income was $1,452,000 for the first six months of 2001 compared to operating income of $276,000 for the first six months of 2000. Depreciation expense was $726,000 for the first six months of 2001 compared to $735,000 for the first six months of 2000. Operating income excluding depreciation was $2,178,000 for the first six months of 2001 compared to operating income excluding depreciation of $1,011,000 for the first six months of 2000. The improvement in the first six months of 2001 was primarily due to the increase in gross margin mentioned above. During the first six months of 2001, the partnership marketed 19,127 barrels per day ("BPD") of refined roducts compared to 17,482 BPD for the first six months of 2000. The net margin per barrel (after marketing, general and administrative expenses) for the first six months of 2001 was $0.42 compared to $0.09 for the first six months of 2000.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $273,000 from July 1, 2001 through December 31, 2002 on several projects to maintain compliance with various other environmental requirements including an aggregate of $94,000 for 2001 and 2002 related to the cleanup of an existing leak. The remaining $179,000 is for various operating expenses to be incurred in the ordinary course of business.

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

     Other Factors. In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits (see "Part II. Other Information, Item 1. Legal Proceedings"). Closing arguments were heard by the Bankruptcy Court on April 6, 2001. Additional briefs were filed in the case which were delivered to the Bankruptcy Court in June 2001. Once the Bankruptcy Court reviews those briefs, a ruling will be issued.

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds $17,079,000 of Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages"). Varde is claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see "Part II. Other Information, Item 1. Legal Proceedings"). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. The Partnership believes that if the Bankruptcy Court finds in favor of the Partnership, that the Partnership will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time. However, if the Bankruptcy Court finds in favor of Varde, the Partnership will unlikely be able to pay all of its creditors in full and a negative ruling will cause further uncertainty about the Partnership's future. The Partnership expects the Bankruptcy Court to issue its ruling sometime in the near future.

     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Partnership continues business as a debtor in possession. These claims are reflected in the June 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Partnership's assets ("Secured Claims") also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. The Secured Claims are secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.

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

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC Proceeds (see "Part II. Other Information, Item 1. Legal Proceedings"), Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,188,000 ("Subordinate Note A") as of June 30, 2001. The Partnership began accruing interest expense at the statutory rate of 6% ("Statutory Rate") on the C Term Loan and $2,000,000 of the Subordinate Note A on July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 (the "Tender"). The Tender required that Varde had to apply the Tender in accordance with the Partnership's interpretation of the credit agreement. Varde refused the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership began accruing interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000. The Partnership believes the First Deposit will eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance of the C Term Loan is included in the current portion of long-term debt, whereas the Subordinate Note A is included in current liabilities subject to compromise at June 30, 2001. The Partnership accrued total interest expense of $92,000 and $48,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively, in the second quarter of 2001. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt (the "Debt").

     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit should be used to redeem a portion of the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") along with paying accumulated arrearages on those securities. However, due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is unlikely. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the second quarter of 2001 and the first six months of 2001, the Deposits with the Texas Court accrued interest income of $226,000 and $484,000, respectively.

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership began accruing interest on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000. Prior to the Tender and the First Deposit which is expected to retire the Subordinate Note A, such note was convertible into 504,000 Common Units as of July 25, 2000 and bore interest at prime plus one percent. The prime rate was 6.75% at June 30, 2001. After the Tender on July 27, 2000 and the First Deposit on August 23, 2000, the Partnership also began accruing interest expense on the Subordinate Note A at the Statutory Rate of 6% per annum. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     Because a portion of the Debt was subject to increasing rates of interest in 2000, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense in the second quarter of 2000 and the first six months of 2000 reflects the reversal of $129,000 and $258,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

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

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the first six months of 2001, cash was utilized as a result of an increase in accounts receivable (resulting from the higher refined product prices) and was partially offset by an increase in accounts payable (resulting from the higher refined product prices) and accrued liabilities. For the first six months of 2000, cash was utilized as a result of an increase in accounts receivable (resulting from higher refined product prices) and a decrease in accounts payable (resulting from the $14.0 million cash deposited with Equilon).

     The Partnership has to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership feels it has defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contains restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance for the year ended December 31, 2000 beginning on July 25, 2000 on receipt of the DESC Proceeds (see "Part
II. Other Information, Item 1. Legal Proceedings"). The financial covenants in the Varde credit agreement for the years 2000 and 2001 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. Any covenant violations for the year 2001 are automatically stayed by the Bankruptcy. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see "Part II. Other Information, Item 1. Legal Proceedings"). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. Due to the dispute with Varde and the Bankruptcy, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "Part II. Other Information, Item 1. Legal Proceedings" for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.

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

     Excluding the income resulting from the DESC Claim, the Partnership has continually incurred operating losses prior to the year ended December 31, 2000. Operating results prior to the year ended December 31, 2000 suffered as a result of increasing competition, depressed operating margins and higher financing costs. If the Partnership's interpretation of the loan documents is correct, certain disputed proofs of claim are rejected and the Partnership emerges from Bankruptcy, then the Partnership expects to retire the Debt. In such event, the Partnership believes it will have positive cash flow and net income will be close to break even.

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

Capital Expenditures

     Capital expenditures totaled $3,000 and $4,000 for the second quarter of 2001 and the first six months of 2001, respectively, compared to $20,000 and $111,000 for the second quarter of 2000 and the first six months of 2000, respectively.

     Management anticipates spending $273,000 from July 1, 2001 through December 31, 2002 for environmental expenditures, of which $94,000 was accrued at June 30, 2001, and capital expenditures for 2001 are budgeted at $200,000.

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

     In conjunction with Varde's assumption of the previous existing bank debt, Varde holds $17,079,000 of preferred equity securities (the "Redeemable Preferred Equity"), which included $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units") which are all redeemable on December 31, 2002. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity") would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000.
At June 30, 2001 and after adjusting for the expected redemption with the Second Deposit and $1,000 from the First Deposit and prior to the Bankruptcy, the B Preferred Units and C Preferred Units are convertible into 985,000 and 528,000 Common Units, respectively, or a total of 1,513,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. On August 31, 2000, the Partnership began accruing interest at the Statutory Rate (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition
- Financial Resources and Liquidity") on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities prior to the Bankruptcy. The Partnership accrued interest expense of $104,000 and $208,000 related to that portion of the Redeemable Preferred Equity in the second quarter of 2001 and the first six months of 2001, respectively. Due to the Bankruptcy, such redemption using the Second Deposit and $1,000 of the First Deposit is now unlikely. The preferential quarterly payments on the D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. For the second quarters of 2001 and 2000, the Partnership accumulated arrearages of $475,000 and $462,000, respectively, on the Redeemable Preferred Equity. Through June 30, 2001, these securities had total accumulated arrearages of $5,895,000. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved, that part of the Second Deposit and $1,000 of the First Deposit would be used to pay $1,440,000 of the accumulated arrearages on the B Preferred Units and $772,000 of the accumulated arrearages on the C Preferred Units or a total of $2,212,000. However, due to the Bankruptcy, such payment of the accumulated arrearage using the Second Deposit and $1,000 of the First Deposit is now unlikely. Prior to the Bankruptcy, the Partnership also expected to redeem additional Redeemable Preferred Equity and pay additional accumulated arrearages once a replacement working capital facility was in place (see "Part II. Other Information, Item 1. Legal Proceedings").

     At June 30, 2001, Pride SGP held the Series G Preferred Units ("G Preferred Units") in the face amount of $3,144,000. The G Preferred Units are subordinate to the B Preferred Units, C Preferred Units and D Preferred Units and at the Partnership's option may be redeemed on the latter of the retirement of such Redeemable Preferred Equity or October 1, 2004. The G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity or (ii) 10% per annum.

     At June 30, 2001, 4,950,000 common limited partner units ("Common Units") are outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 1,055,000 and 3,645,000 Common Units, respectively.

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

     As of June 30, 2001 and after the expected redemption prior to the Bankruptcy with the Second Deposit and $1,000 of the First Deposit (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Resources and Liquidity"), the B Preferred Units and C Preferred Units held by Varde are convertible into 1,513,000 Common Units. If Varde converted all their securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 6,463,000 Common Units.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Under an agreement with Equilon, Equilon maintained refined products inventory for the Partnership during the second quarters of 2001 and 2000 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     Prior to the Tender and the Deposits in the third quarter of 2000, the Subordinate Note A was subject to market risks based on changes in the prime rate. The Partnership did not hedge this market risk. Approximate debt maturities for the next five years and applicable interest rates as of June 30, 2001 are as follows:

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
                                    ==========         ==========

     As a result of the Tender and the First Deposit, the Partnership is accruing interest on the C Term Loan and Subordinate Note A at the Statutory Rate of 6%. If the Partnership had not made the Tender and the First Deposit, the C Term Loan would have accrued interest at 17% per annum and Subordinate Note A would have accrued interest at prime plus one percent during the second quarter of 2001.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde, the Bankruptcy, certain tax issues discussed below and certain disputed proofs of claim, Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

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

     If Varde's interpretations of the loan documents are correct, the Varde One-Third would equal $17,621,000 and Varde would receive such amount as a Transaction Fee and not have to apply it to any of the Debt and Redeemable Preferred Equity. Further, if the Varde One-Third is considered a Transaction Fee, net income would have declined by $17,621,000 for the year ended December 31, 2000 to $25,788,000. In addition, interest expense and distributions would have increased for the first six months of 2001 and the second quarter of 2001.

     The following table compares how the Partnership believes the Payments of $16,606,000 should be applied according to its interpretation of the loan documents and how Varde believes the Payments should be applied according to Varde's interpretation of the loan documents:

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


     The following table compares the outstanding balances of the Debt and Redeemable Preferred Equity as of June 30, 2001 after the expected application of the Payments and the Deposits based on the Partnership's interpretation of the loan documents prior to the Bankruptcy and Varde's interpretation of the loan documents:

                                      The
                                  Partnership's        Varde's
                                 Interpretation    Interpretation
                                 --------------    --------------

     B Term Loan                   $         -       $ 1,593,000
     C Term Loan                             -         7,151,000
     Subordinate Note A                      -         3,475,000
     B Preferred Units (1)           6,205,000         9,322,000
     C Preferred Units (1)           3,328,000         5,000,000
     D Preferred Units               2,757,000         2,757,000
     Accumulated Arrearages
       B Preferred Units (1)         1,381,000         3,228,000
     Accumulated Arrearages
       C Preferred Units (1)           741,000         1,732,000
     Accumulated Arrearages
       D Preferred Units             1,561,000         1,561,000
     Statutory interest on C Term
       Loan, Subordinate Note A, B
       Preferred Units and C
       Preferred Units expected to
       be retired or redeemed with
       the Deposits                    862,000                 -
                                   -----------       -----------
     Outstanding Varde Debt and
       Preferred Securities        $16,835,000       $35,819,000
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

     For the second quarter of 2001 and the first six months of 2001, the Partnership incurred legal fees and other expenses of $505,000 and $847,000, respectively, in connection with the dispute with Varde and $286,000 and $371,000, respectively, related to the Bankruptcy.

     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001. Additional briefs were filed in the case which were delivered to the Bankruptcy Court in June 2001. Once the Bankruptcy Court reviews those briefs, a ruling will be issued.

     A common unitholder has notified the Partnership he believes the Partnership's tax status should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The common unitholder has demanded that the Partnership immediately withdraw its Schedules K-1; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedules K-1.

     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP (the "Debtors") filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") and Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization (the "Disclosure Statement") with the Bankruptcy Court. A hearing on the Disclosure Statement is currently set for September 24, 2001.

     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs. The Claimants are shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who is an advisory director. The Claimants allege that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994.

     The Partnership and the Managing General Partner have objected to their proofs of claim to the Bankruptcy Court and has requested that the court hear the dispute in October 2001.

     On May 22, 2001, five former employees of the Partnership filed proofs of claim in the amount of $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000.

     The Partnership has objected to their proofs of claim to the Bankruptcy Court and has requested that the court hear the dispute in October 2001.

     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those claims are not expected to have a material effect on the Partnership.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") accumulated in arrears. Distributions on the B Preferred Units, C Preferred Units and D Preferred Units are payable on the 5th day of the second month in each quarter. For the second quarters of 2001 and 2000, the Partnership accumulated arrearages of $475,000 and $462,000, respectively, on these preferred equity securities. Through June 30, 2001, these securities had total accumulated arrearages of $5,895,000.

     The Partnership has to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership feels it has defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contains restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance for the year ended December 31, 2000 beginning on July 25, 2000 on receipt of the DESC Proceeds (see "Part
II. Other Information, Item 1. Legal Proceedings"). The financial covenants in the Varde credit agreement for the years 2000 and 2001 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. Any covenant violations for the year 2001 are automatically stayed by the Bankruptcy. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see "Part II. Other Information, Item 1. Legal Proceedings"). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. Due to the dispute with Varde and the Bankruptcy, it is unlikely a lender will provide a replacement working capital facility until such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Also, there can be no assurance that the Partnership will be successful in obtaining a replacement working capital facility even after such dispute is resolved and the Bankruptcy Court approves a plan of reorganization. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "Part II. Other Information, Item 1. Legal Proceedings" for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.

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

          None.
                           SIGNATURES


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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   August 14, 2001       /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   August 14, 2001       /s/ George Percival
                              Principal Financial Officer

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