Form 10-Q
period 2001-09-30
PRIDE COMPANIES LP
filed 2001-11-14
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001
                 Commission file number 1-10473

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

   Class                        Outstanding at November 1, 2001
   -----                        -------------------------------
Common Units                               4,950,000

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIDE COMPANIES, L.P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                        September 30,
                                            2001       December 31,
                                        (unaudited)        2000
                                        -----------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents             $     7,281    $     6,178
  Restricted cash                            18,264         17,634
  Accounts receivable, less allowance
    for doubtful accounts                    14,546         12,005
  Other current assets                          634            607
                                        -----------    -----------
    Total current assets                     40,725         36,424

Property, plant and equipment                30,672         30,666
Accumulated depreciation                    (16,450)       (15,365)
                                        -----------    -----------
Property, plant and equipment - net          14,222         15,301

Assets no longer used in the business         4,235          4,235
Other assets                                    177            109
                                        -----------    -----------
                                        $    59,359    $    56,069
                                        ===========    ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY):
Current liabilities not subject
  to compromise:
  Accounts payable                      $     1,494    $     1,371
  Accrued payroll and related benefits          233            150
  Accrued taxes                                 972          1,982
  Other accrued liabilities                     705          1,845
  Net current liabilities of
    discontinued operations                       -            942
  Current portion of long-term debt           6,171          9,359
                                        -----------    -----------
    Subtotal                                  9,575         15,649
Current liabilities subject
  to compromise                               6,717              -
                                        -----------    -----------
    Total current liabilities                16,292         15,649

Long-term liabilities subject
  to compromise                               8,661              -
Net long-term liabilities of
  discontinued operations                         -          8,446
Redeemable preferred equity                  17,079         17,079

Partners' capital (deficiency):
  Preferred units to the Special
    General Partner (3,145 units
    authorized, 3,144 units
    outstanding)                              3,144          3,144
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                             14,366         11,984
  General partners' interest                   (183)          (233)
                                        -----------    -----------
                                        $    59,359    $    56,069
                                        ===========    ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Three Months Ended September 30,
                                            2001           2000
                                         -----------   -----------
Revenues                                 $    63,364   $    61,229
Net DESC proceeds                                  -        36,257

Cost of sales and operating expenses,
  excluding depreciation                      60,942        60,362
Marketing, general and
  administrative expenses                        834           960
Depreciation                                     359           367
                                         -----------   -----------
Operating income                               1,229        35,797

Other income (expense):
  Interest income                                252           174
  Interest income from DESC                        -        12,389
  Interest expense (including interest
    paid in kind of $126 and $102,
    respectively, and increasing rate
    accrued interest of $0 and ($1,087),
    respectively)                                731           797
  Credit and loan fees (including
    amortization of $0 and $2,556,
    respectively)                                (20)       (2,731)
  Other - net                                      7             3
                                         -----------   -----------
                                                 970        10,632
                                         -----------   -----------
Net income before reorganization
  items                                        2,199        46,429

Reorganization items:
  Professional fees and administrative
    expenses                                     259             -
                                         -----------   -----------
Net income                               $     1,940   $    46,429
                                         ===========   ===========





Basic net income per Common Unit         $       .12   $      9.11
                                         ===========   ===========

Diluted net income per Common Unit       $       .12   $      6.06
                                         ===========   ===========

Numerator for basic net income
  per Common Unit:
  Net income                             $     1,940   $    46,429
  Preferred distributions                     (1,345)         (426)
                                         -----------   -----------
    Net income less preferred
      distributions                              595        46,003

    Net income allocable to 2%
      general partner interest                    12           920
                                         -----------   -----------
    Numerator for basic net income
      per Common Unit                    $       583   $    45,083
                                         ===========   ===========

Numerator for diluted net income
  per Common Unit:
  Net income                             $     1,940   $    46,429
  Preferred distributions                     (1,345)         (426)
  Adjustments to compute diluted
    net income:
      Subordinate Note A interest
        expense                                    -            34
      Series B Preferred Units
        distribution expense                       -           214
      Series C Preferred Units
        distribution expense                       -           114
                                         -----------   -----------
    Net income less preferred
      distributions                              595        46,365

    Net income allocable to 2%
      general partner interest                    12           927
                                         -----------   -----------
    Numerator for diluted net income
      per Common Unit                    $       583   $    45,438
                                         ===========   ===========








Denominator:
  Denominator for basic net income
    per Common Unit                            4,950         4,950
                                         ===========   ===========

 Adjustments to denominator for
   convertible debt and convertible
   preferred equity securities:
     Subordinate Note A                            -           279
     Series B Preferred Units                      -         1,479
     Series C Preferred Units                      -           794
                                         -----------   -----------
     Total adjustments                             -         2,552
                                         -----------   -----------
  Denominator for diluted net income
    per Common Unit                            4,950         7,502
                                         ===========   ===========




See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                       Nine Months Ended September 30,
                                            2001           2000
                                         -----------   -----------
Revenues                                 $   195,245   $   175,243
Net DESC Proceeds                                  -        36,257

Cost of sales and operating expenses,
  excluding depreciation                     188,881       171,784
Marketing, general and
  administrative expenses                      2,598         2,541
Depreciation                                   1,085         1,102
                                         -----------   -----------
Operating income                               2,681        36,073

Other income (expense):
  Interest income                                904           478
  Interest income from DESC                        -        12,389
  Interest expense (including interest
    paid in kind of $126 and $1,673
    respectively, and increasing rate
    accrued interest of $0 and ($1,345),
    respectively)                                235          (862)
  Credit and loan fees (including
    amortization of $0 and $3,546,
    respectively)                               (870)       (3,821)
  Other - net                                    112            42
                                         -----------   -----------
                                                 381         8,226
                                         -----------   -----------
Net income before reorganization
  items                                        3,062        44,299

Reorganization items:
  Professional fees and administrative
    expenses                                     630             -
                                         -----------   -----------
Net income                               $     2,432   $    44,299
                                         ===========   ===========





Basic net income per Common Unit         $       .03   $      8.51
                                         ===========   ===========

Diluted net income per Common Unit       $       .03   $      5.66
                                         ===========   ===========

Numerator for basic net income
  per Common Unit:
  Net income                             $     2,432   $    44,299
  Preferred distributions                     (2,282)       (1,340)
                                         -----------   -----------
    Net income less preferred
      distributions                              150        42,959

    Net income allocable to 2%
      general partner interest                     3           859
                                         -----------   -----------
    Numerator for basic net income
      per Common Unit                    $       147   $    42,100
                                         ===========   ===========

Numerator for diluted net income
  per Common Unit:
  Net income                             $     2,432   $    44,299
  Preferred distributions                     (2,282)       (1,340)
  Adjustments to compute diluted
    net income:
      Subordinate Note A interest
        expense                                    -           186
      Series B Preferred Units
        distribution expense                       -           655
      Series C Preferred Units
        distribution expense                       -           351
                                         -----------   -----------
    Net income less preferred
      distributions                              150        44,151

    Net income allocable to 2%
      general partner interest                     3           883
                                         -----------   -----------
    Numerator for diluted net income
      per Common Unit                    $       147   $    43,268
                                         ===========   ===========








Denominator:
  Denominator for basic net income
    per Common Unit                            4,950         4,950
                                         ===========   ===========

 Adjustments to denominator for
   convertible debt and convertible
   preferred equity securities:
     Subordinate Note A                            -           417
     Series B Preferred Units                      -         1,479
     Series C Preferred Units                      -           794
                                         -----------   -----------
     Total adjustments                             -         2,690
                                         -----------   -----------
  Denominator for diluted net income
    per Common Unit                            4,950         7,640
                                         ===========   ===========



See accompanying notes.






























                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                      Nine Months Ended September 30,
                                            2001           2000
                                        ------------   -----------
Cash flows from operating activities:
Net income before reorganization
  items                                  $     3,062   $    44,299
Reorganization items                            (630)            -
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation                               1,085         1,102
    Amortization of loan costs                     -         3,546
    Gain on sale of property,
      plant and equipment                        (32)          (49)
    Paid in kind interest                        126         1,673
    Increasing rate accrued interest               -        (1,345)
    Net effect of changes in:
      Restricted cash                           (700)      (17,273)
      Accounts receivable                     (2,541)       (5,368)
      Other current assets                       (27)         (332)
      Accounts payable and other
        long-term liabilities                  1,577       (12,218)
      Accrued liabilities                       (883)       (2,418)
                                         -----------   -----------
        Total adjustments                     (1,395)      (32,682)
                                         -----------   -----------
Net cash provided by operating activities      1,037        11,617

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                     (6)         (119)
  Proceeds from asset disposals                   32           104
  Other                                           40           (68)
                                         -----------   -----------
Net cash provided by (used in)
  investing activities                            66           (83)

Cash flows from financing activities:
  Proceeds from debt and credit
    facilities                                     -            24
  Payments on debt and credit
    facilities                                     -       (18,137)
                                         -----------   -----------
Net cash used in financing activities              -       (18,113)
                                         -----------   -----------
Net increase (decrease) in cash and
cash equivalents                               1,103        (6,579)

Cash and cash equivalents at the
beginning of the period                        6,178        16,183
                                         -----------   -----------
Cash and cash equivalents at the
end of the period                        $     7,281   $     9,604
                                         ===========   ===========

See accompanying notes.

                      PRIDE COMPANIES, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates a common carrier products pipeline system and three products terminals in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). The Partnership also owns a modern simplex petroleum refinery facility (the "Refinery") which was mothballed on March 22, 1998. In April 1998, the Partnership began purchasing refined products from Equilon Pipeline Company LLC ("Equilon"), a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc., to market through its products pipeline and Products Terminals.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Certain liabilities associated with the Crude Gathering System were retained and have been presented in discontinued operations and in liabilities subject to compromise at December 31, 2000 and September 30, 2001, respectively (see Note 5).
     The Products Marketing Business operates the Products Terminals and one common carrier products pipeline, that originates at the Abilene Terminal and terminates at the San Angelo Terminal (the "San Angelo Pipeline"). The Partnership's operations are conducted primarily in the State of Texas.
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the business of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owns the Series G Preferred Units of $3,144,000 (see Note 8) and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). Management which is comprised of the officers of the Managing General Partner (the "Management") collectively own a 21.9% interest in the Partnership through their ownership of Common Units. Public ownership represented by the remaining Common Units is 71.2%.
     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Note 10). The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which is the Partnership's primary lender and also holds $17,079,000 of Redeemable Preferred Equity (see Note 7). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see Notes 4, 9 and 10).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court.

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

3.   Net Income Per Common Unit

     Basic net income per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income per Common Unit is computed by adjusting the Common Units outstanding and net income for the potential dilutive effect of the convertible securities and unit appreciation rights. The adjustment to net income for the potential dilution is $362,000 and $1,192,000 for the third quarter of 2000 and the first nine months of 2000, respectively. For the third quarter of 2000 and the first nine months of 2000, the weighted average number of Common Units associated with convertible securities was 2,552,000 and 2,690,000, respectively. The weighted average number of Common Units for those periods were adjusted in this Form 10-Q for the Bankruptcy Court's Initial Ruling (see Note 9).
The unit appreciation rights are considered antidilutive since the exercise price was greater than the average market price of the Common Unit for the third quarter of 2000 and the first nine months of 2000. The effect of both the convertible securities and unit appreciation rights was antidilutive for the third quarter of 2001 and the first nine months of 2001.

4.   Related Party Transactions

     In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. ("Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Certain members of Management of the Managing General Partner also own an aggregate of approximately 18% of the common stock of Pride SGP, which has a 0.1% general partner interest, $3,144,000 in Series G Preferred Units (see Note 8) and a 4.9% limited partner interest in the Partnership. In addition, Management collectively own directly a 21.9% interest in the Partnership through their ownership of Common Units.
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     Effective December 30, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units, (v) C Preferred Units and (vi) D Preferred Units (see Notes 6 and 7). The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments (see Note
6), Management believed the note payable to Varde of $2,000,000 was retired and the above securities should be issued directly to Management. Varde disputed this position and refused to request the Partnership to issue the securities. If the Bankruptcy Court approves the recent Settlement Agreement between Varde, the Partnership and Management, Management will have and be deemed to hold claims against the Partnership with respect to those aforementioned securities, and Management has agreed to certain concessions including reduced interest rates, extended maturities and a discount of up to $2,000,000 (see Note 9).
     Certain conflicts of interest, including potential non-arm's length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the unitholders and consequently must exercise good faith and integrity in handling the assets and affairs of the Partnership.

5.   Discontinued Operations

     As previously discussed, on October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000.
     After the sale, the Partnership continues to be responsible for certain environment liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and such amounts have been included in current liabilities with the remainder included in long-term liabilities. At September 30, 2001 and December 31, 2000, long-term liabilities included $8,661,000 and $8,484,000, respectively, related to crude suspense liabilities.
     At December 31, 2000, the assets and liabilities of the Crude Gathering System have been segregated from the continuing operations and are considered to be discontinued operations. As a result of the Bankruptcy, the liabilities of the discontinued operation are included in liabilities subject to compromise along with other prepetition liabilities of the continuing operations at September 30, 2001 (see
Note 10).
     Current liabilities subject to compromise at September 30, 2001 and net current liabilities of discontinued operations at December 31, 2000 included the following components (in thousands) from the Crude Gathering System as of:

                                        September 30, December 31,
                                            2001          2000
                                          --------      --------
     Accounts payable                     $    422      $    455
     Crude suspense liability                  380           460
     Accrued payroll and related benefits       70            77
     Accrued taxes                             (50)          (50)
                                          --------      --------
                                          $    822      $    942
                                          ========      ========

     Long-term liabilities subject to compromise at September 30, 2001 and net long-term liabilities of discontinued operations at December
31, 2000 included the following components (in thousands) from the Crude Gathering System as of:

                                        September 30, December 31,
                                           2001           2000
                                          --------      --------
     Other assets                         $      -      $    (38)
     Crude suspense liability                8,661         8,484
                                          --------      --------
                                          $  8,661      $  8,446
                                          ========      ========

6.   Long-term Debt

     During the third quarter of 2000, the Partnership began banking with Wells Fargo Bank, N.A. ("Wells Fargo") and had Wells Fargo issue a letter of credit for $721,000.
     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's
outstanding bank debt.   Under the Varde loan documents, the
Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provided for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which included DESC Proceeds (see Note 9) (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents required that the Partnership must first retire the Series A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 ("A Term Loan") and pay $5,000,000 towards the B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds. In addition, Varde also was to receive one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde, the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the District Court of Taylor County, Texas (the "Texas Court") to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believed it was allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership planned on using a portion of the remaining proceeds to further reduce Debt (see below) and Redeemable Preferred Equity (see Note 7) thereby reducing future interest expense and accumulated arrearages, respectively. As discussed in Note 9, there was a dispute about whether the DESC Proceeds were also reduced by the legal fees paid to the Partnership's attorneys in calculating the Varde One-Third. Under the Varde credit agreement, the Partnership believed the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. Likewise, the Bankruptcy Court concluded in its Initial Ruling (see
Note 9) that the Varde One-Third must be so applied. Therefore, the Payments of $16,606,000 were applied against the A Term Loan and B Term Loan and those notes are considered to be retired. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the loan documents.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC Proceeds (see Note 9), Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,314,000 ("Subordinate Note A") as of September 30, 2001. Prior to the Bankruptcy Court's Initial Ruling, the Partnership accrued interest expense at the statutory rate of 6% ("Statutory Rate") on the C Term Loan and $2,000,000 of the Subordinate Note A after July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender.
When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. The Partnership believed the First Deposit would eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance of the C Term Loan is included in the current portion of long-term debt, whereas the Subordinate Note A is included in current liabilities subject to compromise at September 30, 2001. Through June 30, 2001, the Partnership accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, the accrual was reversed in the third quarter of 2001 and the Partnership recorded paid in kind interest of $126,000 on $1,188,000 of the Subordinate Note A for the period August 23, 2000 to September 30, 2001 as a result of the Bankruptcy Court's Initial Ruling. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt (the "Debt").
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit should be used to redeem a portion of the Redeemable Preferred Equity (see Note 7) along with paying accumulated arrearages on those securities. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the third quarter of 2001 and the first nine months of 2001, the Deposits with the Texas Court accrued interest income of $194,000 and $678,000, respectively.
    Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity (see Note 7) accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000; however, the accrual was reversed as a result of the Bankruptcy Court's Initial Ruling. After the Tender on July 27, 2000, the remaining balance of the Subordinate Note A increased for subsequent paid in kind interest would have been $1,314,000 and such amount was convertible into 209,000 Common Units as of September 30, 2001 and bore interest at prime plus one percent. The prime rate was 6% at September 30, 2001. After the Tender on July 27, 2000 and the First Deposit on August 23, 2000, the Partnership originally accrued interest expense on the Subordinate Note A at the Statutory Rate of 6% per annum. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed such accrual and recorded paid in kind interest of $126,000 for the period August 23, 2000 to September 30, 2001 based on the contractual rate on $1,188,000 of the Subordinate Note A. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
     Because a portion of the Debt was subject to increasing rates of interest in 2000, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense in the third quarter of 2000 and the first nine months of 2000 reflects the reversal of $1,087,000 and $1,345,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments and the Tender. After the Tender, interest expense on $1,188,000 of the Subordinate Note A continued to be paid in kind. The preferred distributions continued accumulating in arrears on the Redeemable Preferred Equity (see Notes 7 and 9).
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the third quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the balance of the A Term Loan and B Term Loan, respectively. See Note 9 for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.
    The Partnership had to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership felt it had defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contained restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance for the year ended December 31, 2000 beginning on July 25, 2000 on receipt of the DESC Proceeds (see Note
9). The financial covenants in the Varde credit agreement for the year 2000 and 2001 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. Any covenant violations for the year 2001 are automatically stayed by the Bankruptcy. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see Notes 9 and 10). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility.
As a result of the Settlement Agreement, the Partnership plans on obtaining a new working capital facility once it is out of Bankruptcy although there can be no assurance that the Partnership will be successful in obtaining such a facility. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See Note 9 for information on the dispute with Varde.
     Varde sent the Partnership notices of defaults and accelerations under the credit agreement and the Redeemable Preferred Equity instruments (see Note 7) for not paying the Varde One-Third within two days of receipt of the DESC Proceeds, for not providing certain financial information, for the engagement of independent certified public accountants without Varde's consent, for failing to retire the Subordinate Note A and for failing to redeem the Redeemable Preferred Equity which events occurred after July 25, 2000. The Partnership believes it has complied with the Varde One-Third requirement with the Tender. As discussed in the preceding paragraph, the Partnership feels it has defenses to the other alleged defaults occurring after July 25, 2000 and prior to the Bankruptcy filing on January 17, 2001 (see Note 10).

7.   Redeemable Preferred Equity

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and the Redeemable Preferred Equity (see below) effective as of January 1, 1998. As a result of the amendment, distributions on the Redeemable Preferred Equity accumulate in arrears rather than being paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the Common Unitholders (see Note 8) and holders of the Redeemable Preferred Equity.
     In conjunction with Varde's assumption of the previous existing bank debt, Varde holds $17,079,000 of preferred equity securities (the "Redeemable Preferred Equity"), which included $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units") which are all redeemable on December 31, 2002. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 6) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. At September 30, 2001, the B
Preferred Units and C Preferred Units were convertible into 1,479,000 and 794,000 Common Units, respectively, or a total of 2,273,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. From August 31, 2000 to June 30, 2001, the Partnership accrued interest expense at the Statutory Rate in the amount of $348,000 (see Note 4) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 to June 30, 2001. The preferential quarterly payments on the D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. For the third quarters of 2001 and 2000, the Partnership accumulated arrearages of $1,345,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30, 2001) and $426,000, respectively, on the Redeemable Preferred Equity. Through September 30, 2001, these securities had total accumulated arrearages of $7,240,000.

8.   Partners' Capital (Deficiency)

     At September 30, 2001, Pride SGP held the Series G Preferred Units ("G Preferred Units") in the face amount of $3,144,000. The G Preferred Units are subordinate to the B Preferred Units, C Preferred Units and D Preferred Units and at the Partnership's option may be redeemed on the later of the retirement of such Redeemable Preferred Equity or October 1, 2004. The G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity or (ii) 10% per annum.
     At September 30, 2001, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 1,106,000 and 3,594,000 Common Units, respectively.
     Under the terms of the Partnership's loan documents with Varde, Varde restricted the payment of distributions to holders of Common Units ("Common Unitholders") throughout the term of the loan documents. In addition, the preferred equity securities instruments also limit distributions to Common Unitholders. Future distributions will be dependent on, among other things, payment in full of the Debt, the termination of the loan documents and the redemption of all preferred equity securities including G Preferred Units.
     As of September 30, 2001, $1,314,000 of the Subordinate Note A, the B Preferred Units and C Preferred Units held by Varde are convertible into 2,482,000 Common Units. If Varde converted all these securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,432,000 Common Units.
     The Common Units rank behind the Debt, as well as, the B Preferred Units, C Preferred Units, D Preferred Units and G Preferred Units (collectively "Preferred Equity Securities"). As a result of the layers of debt and the Preferred Equity Securities ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the Debt instruments and Preferred Equity Securities instruments (including accumulated arrearages on the Preferred Equity Securities), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.
     Assuming the Partnership's Bankruptcy Plan is approved and becomes effective, it is possible that certain of the Partnership's debt will be cancelled because the holders of claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. In such event, the Partnership would be required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate any net taxable income to Common Unitholders without any distribution of cash. The amount of any such allocation of taxable income is not currently determinable, but it could potentially be as much as $2 per Common Unit.
     The Partnership is also attempting to sell the idle refining equipment and the Aledo pipeline to further increase working capital. If the Partnership is successful in selling these assets, the proceeds from the sale will likely exceed the tax bases of those assets resulting in a taxable gain. Such gain would be allocated to the partners including Common Unitholders without a distribution of cash.


9.   Contingencies

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the dispute with Varde, the Bankruptcy, certain tax issues discussed below and certain disputed proofs of claim, Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
         On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America, also referred to as the Defense Energy Support Center (the "DESC"), relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC proceeds were $61,521,000 ("DESC Proceeds") from which the Partnership paid legal fees of $5,908,000 to the Partnership's attorneys ("Legal Fees") and bonuses of $6,967,000 to Management ("Bonuses"). The DESC proceeds less the Legal Fees and Bonuses were $48,646,000 ("DESC Income" or "Net DESC Proceeds").
     The Partnership used the Net DESC Proceeds for the Payments of $16,606,000 on the Debt (see Note 6) and the Deposits of $16,360,000 (see Note 6). The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court and subject to the supervision of the Bankruptcy Court (see below).
     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's Debt instruments and Preferred Equity Securities instruments (including distributions paid in kind on Debt and accumulated arrearages owed on Redeemable Preferred Equity) (see Note 8), Legal Fees and payments under the Partnership's bonus plan, Common Unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to Common Unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to Common Unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). The Partnership had planned on redeeming all Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).
     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000.
     In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the holders of Common Units. Under that convention, Common Unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership intends to take the position that suspended losses would be available to Common Unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with this position. The actual tax impact on a holder of common units ("Common Unitholder") depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.
     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan was required to be paid to Varde. The Partnership had planned on eventually retiring all of Varde's Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see Note 6) as a transaction fee rather than being required to apply the Payments against the Debt and Redeemable Preferred Equity. The Partnership believed this position conflicted with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to Varde's Debt and Redeemable Preferred Equity. However, Varde's position was that since another loan document executed at the same time as the credit agreement did not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Bankruptcy Court's Initial Ruling found that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity.
     Additionally, Varde also argued that the term "proceeds" as used in the credit agreement was before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should have been the $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believed was correct. The Bankruptcy Court's Initial Ruling found that the Varde One-Third should have been based on $55,613,000 which is after the Legal Fees.
     If Varde's interpretation of the loan documents were correct, the Varde One-Third would have equaled $17,621,000 and Varde would have received such amount as a Transaction Fee and not have to apply it to any of the Debt and Redeemable Preferred Equity.
     Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court.
     The Partnership advised Varde that it did not intend to make any further payments until the above issues were resolved. The Partnership filed suit against Varde in the Texas Court, on August 3, 2000, demanding, among other things, that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The Partnership also deposited $16,360,000 with the Texas Court. The trial which was scheduled in the Texas Court for February 2, 2001, was removed to the Bankruptcy Court by Varde.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that, among other things, restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a new lawsuit in New York, a notice of motion for summary judgment in lieu of complaint, in the amount of $18,592,000 plus interest from August 8, 2000, on the ground that the action was based upon an instrument for the payment of money only and that there was no defense to payment. The $18,592,000 is the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan and the remaining balance of a Transaction Fee based on the first receipt of $45,706,000 of DESC Proceeds before reduction for Legal Fees.
     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds. Varde claimed that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity were due.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which, among other things, enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently cancelled.
     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the filing of a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division on January 17, 2001. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Note 1). As previously discussed, the filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On January 31, 2001, Varde removed the Partnership's suit from the Texas Court to the Bankruptcy Court and filed a motion with the Bankruptcy Court for appointment of a trustee. Varde subsequently removed both of the New York state lawsuits to New York federal court. The motion for appointment of a trustee was heard on March 6, 2001 and the Bankruptcy Court denied Varde's request on March 22, 2001.
     For the third quarter of 2001 and the first nine months of 2001, the Partnership incurred legal fees and other expenses of $17,000 and $864,000, respectively, in connection with the dispute with Varde and $259,000 and $630,000, respectively, related to the Bankruptcy.
     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder has demanded that the Partnership immediately withdraw its Schedules K-1; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedules K-1.
     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that the Varde One-Third had to be applied against the Debt and Redeemable Preferred Equity, the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.
     Varde, the Partnership and Management had planned on asking the Bankruptcy Court to review certain points of the Initial Ruling. However, prior to briefing those points, Varde, the Partnership and Management entered into a Settlement Agreement on October 18, 2001.
     If approved by the Bankruptcy Court, the Settlement Agreement would end the litigation between the various parties. Under the Settlement Agreement, the Partnership will pay Varde $12,000,000 upon approval thereof by the Bankruptcy Court or, if not approved, the $12,000,000 would be paid on the effective date of the Partnership's Bankruptcy plan (the "Plan"). The Settlement Agreement also provides that Varde will have an allowed unsecured claim of $13,000,000, of which $4,000,000 will be paid on the effective date of the Plan, which is expected to be in December 2001 or January 2002. In addition, the Settlement Agreement provides for the Partnership to issue to Varde, pursuant to the Plan, a new unsecured note in the principal amount of $9,000,000 ("Varde Unsecured Note") which will mature three years after the effective date of the Plan. The Varde Unsecured Note will accrue interest at 7.5% per annum the first six months, 10% per annum for the next eighteen months and 15% per annum for the last twelve months. Interest will be payable annually and a principal payment of $787,000 will be due at the end of the second year. The Partnership will be entitled to retire the note anytime prior to the end of the third year at a discount of $1,852 per day multiplied by the number of days the note is retired prior to its maturity date, or up to $2,000,000. However, if the Varde Unsecured Note is retired at a discount, then the $2,000,000 potential discount on Management Senior Preferred will be reduced by an equal amount (see below). Therefore, the Partnership will only receive an aggregate discount of $2,000,000 on the Varde Unsecured Note and Management Senior Preferred.
     The Settlement Agreement also provides that Management will hold allowed claims against the Partnership with respect to the various securities Varde assigned to them in December 1997 (see Note 4). As of September 30, 2001, this included Management's portion of the C Term Loan, which was $2,057,000 ("Management Senior Debt"), Management's portion of Subordinate Note A, which was $1,122,000 ("Management Unsecured Debt") and Management's portion of the Redeemable Preferred Equity, which was $8,106,000 ("Management Senior Preferred"). Management has agreed to reduce the interest and distributions rates on these instruments to 7.5% per annum. Pursuant to the Plan, (i) the Management Senior Debt and Management Unsecured Debt will have 10 year terms and will be amortized in ten equal installments beginning on the first anniversary of the effective date of the Plan and (ii) the Management Senior Preferred will have a 15 year term and will be amortized in fifteen equal installments beginning on the first anniversary of the effective date of the Plan. As previously discussed, Management has agreed to discount the Management Senior Preferred to the extent the discount that the Partnership receives on the Varde Unsecured Note is less than $2,000,000.
     Under the Settlement Agreement, the Partnership will owe approximately the same amount as it did prior to the settlement after factoring in the $2,000,000 discount; however, the interest and distribution rates will be substantially lower, the maturity dates will be extended and the Partnership will avoid having to further litigate these issues.
     In connection with the Bankruptcy, several proofs of claim have been filed with the Bankruptcy Court that the Partnership disputes and has not accrued for (See Note 10). If these claims were allowed, they could have a material adverse effect on the Partnership.


10.  Bankruptcy

     As previously mentioned, on January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. As previously discussed, the filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity. Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see Notes 4 and 9). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. As previously mentioned, the Bankruptcy Court issued the Initial Ruling on September 4, 2001 (see Note 9). As a result of the Initial Ruling, the Partnership believes it will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time assuming certain disputed proofs of claim are disallowed by the Bankruptcy Court (see discussion below for a description of such disputed proofs of claim). However, if the Bankruptcy Court allows the disputed proofs of claim, the Partnership will unlikely be able to pay all of its creditors in full, and this will cause further uncertainty about the Partnership's future. The Partnership expects the Bankruptcy Court to hold adversary hearings in December 2001 to determine whether these disputed claims will be allowed.
     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Partnership continues business as a debtor in possession. These claims are reflected in the September 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Partnership's assets ("Secured Claims") also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. The Secured Claims are secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.
     At September 30, 2001, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $5,895,000 and liabilities of the Crude Gathering System (discontinued operations) of $822,000, whereas long-term liabilities subject to compromise included $8,661,000 of liabilities from the Crude Gathering System (discontinued operations) (see Note
5).
     In addition to a retainer with bankruptcy counsel of $20,000 at December 31, 2000, the Partnership paid such counsel an additional $250,000 retainer during the first quarter of 2001. Bankruptcy counsel drew $47,000 and $220,000 against that retainer in the third quarter of 2001 and the first nine months of 2001, respectively. In addition, the Partnership paid or accrued $212,000 and $410,000 in other bankruptcy expenses during the third quarter of 2001 and the first nine months of 2001, respectively.
     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Equilon for the purchase of refined product.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court.
     On September 24, 2001, the Partnership and the Managing General Partner filed their proposed First Amended and Restated Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and First Amended and Restated Joint Disclosure Statement with the Bankruptcy Court to reflect the Bankruptcy Court's Initial Ruling.
     As a result of the Settlement Agreement, the Partnership and Managing General Partner filed their proposed Second Amended and Restated Joint Plan of Reorganization or Plan (see Note 9) and Second Amended Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization (the "Disclosure Statement") on November 9, 2001. A hearing on the Plan and Disclosure Statement is currently set for November 15, 2001.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs. The Claimants are shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants allege that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994.
     The Partnership and the Managing General Partner have objected to their proofs of claim to the Bankruptcy Court and an adversary hearing is scheduled for December 12, 2001.
     On May 22, 2001, five former employees of the Partnership filed proofs of claim in the amount of $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000.
     The Partnership and the Managing General Partner have objected to their proofs of claim to the Bankruptcy Court and an adversary hearing is scheduled for November 26, 2001.
     Under the Plan, certain conditions must occur prior to the effective date unless waived by the Partnership and the Managing General Partner. This includes the claims of Pride SGP and the five former employees being disallowed in full by the Bankruptcy Court.
     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those disputed claims are not expected to have a material effect on the Partnership.
     Assuming the Partnership's Bankruptcy Plan is approved and becomes effective, it is possible that certain of the Partnership's debt will be cancelled because the holders of claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. In such event, the Partnership would be required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate any net taxable income to Common Unitholders without any distribution of cash. The amount of any such allocation of taxable income is not currently determinable, but it could potentially be as much as $2 per Common Unit.

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

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost to the Partnership of those refined products purchased from Equilon Pipeline Company LLC ("Equilon"), a refining and marketing joint venture between Royal Dutch/Shell Group and Texaco, Inc., and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations,
(v) fluctuations in refined product prices and their impact on working capital, (vi) the bankruptcy filing by the Partnership, (vii) approval by the Bankruptcy Court of the Settlement Agreement between Varde Partners, Inc. ("Varde"), the Partnership and Management and (viii) whether certain disputed proofs of claim are allowed by the Bankruptcy Court. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part
II. Other Information, Item 1. Legal Proceedings."

General

     The price the Partnership is able to realize on the resale of its refined products is influenced by the level of competition in the Partnership's markets.

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

Third Quarter 2001 Compared to Third Quarter 2000

     General. Net income for the third quarter of 2001 was $1,940,000 compared to $46,429,000 for the third quarter of 2000. The results for the third quarter of 2000 included $48,646,000 of proceeds from the DESC Claim (see "Part II. Other Information, Item 1. Legal Proceedings") reduced by $6,967,000 paid to Management under the Partnership's bonus plan. The $12,389,000 of interest income related to the DESC Claim net of management bonuses is reported separately from the $36,257,000 included in operating income. As a result of receiving the DESC proceeds and applying them to Debt, the Partnership deducted $2,556,000 of deferred financing costs and recognized income of $1,087,000 associated with the reversal of increasing rate accrued interest in the third quarter of 2000. In the third quarter of 2001, the Partnership reversed an accrual for interest expense of $862,000 for the period August 23, 2000 to June 30, 2001 on certain Debt and Redeemable Preferred Equity originally expected to be retired and redeemed with the Deposits (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings"). Excluding the income related to the DESC Claim, results for the third quarter of 2001 improved due to increased gross margins of $1,739,000 in the third quarter of 2001 and the write-off of $2,556,000 in deferred financing costs in the third quarter of 2000. In the third quarter of 2001, the Partnership incurred $17,000 in litigation expenses associated with the Varde dispute and reorganization expenses of $259,000 as a result of the Bankruptcy.

     Operating income was $1,229,000 for the third quarter of 2001 compared to operating income of $35,797,000 for the third quarter of 2000. Excluding the $36,257,000 of DESC proceeds net of management bonuses included in operating income, the third quarter of 2000 would have shown an operating loss of $460,000. Depreciation expense was $359,000 for the third quarter of 2001 compared to $367,000 for the third quarter of 2000. Operating income excluding depreciation was $1,588,000 for the third quarter of 2001 compared to operating income excluding depreciation of $36,164,000 for the third quarter of 2000. Excluding the $36,257,000 of DESC proceeds net of management bonuses included in operating income, the third quarter of 2000 would have shown an operating loss excluding depreciation of $93,000. The improvement in the third quarter of 2001 was primarily due to increased gross margins as mentioned above. During the third quarter of 2001, the Partnership marketed 19,572 barrels per day ("BPD") of refined products compared to 16,847 BPD for the third quarter of 2000. The net margin per barrel (after marketing, general and administrative expenses) excluding the $36,257,000 of DESC proceeds net of management bonuses included in operating income for the third quarter of 2000 was $0.68 for the third quarter of 2001 compared to negative $0.30 for the third quarter of 2000.

First Nine Months of 2001 Compared to First Nine Months of 2000

     General. Net income for the first nine months of 2001 was $2,432,000 compared to $44,299,000 for the first nine months of 2000. The results for the first nine months of 2000 included $48,646,000 of proceeds from the DESC Claim reduced by $6,967,000 paid to Management under the Partnership's bonus plan. The $12,389,000 of interest income related to the DESC Claim net of management bonus is reported separately from the $36,257,000 included in operating income. As a result of receiving the DESC proceeds and applying them to Debt, the Partnership deducted $2,556,000 of deferred financing costs and recognized income of $1,345,000 associated with the reversal of increasing rate accrued interest in the first nine months of 2000. Excluding the income related to the DESC Claim, the results for the first nine months of 2001 improved due to an increase in gross margins of $3,258,000 in the first nine months of 2001, a decrease in interest expense of $1,097,000 in the first nine months of 2001, of which $862,000 relates to the reversal of an accrual for interest expense on certain Debt and Redeemable Preferred Equity originally expected to be retired and redeemed with the Deposits (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item
1. Legal Proceedings"), and a decrease in credit and loan fees of $2,321,000 in the first nine months of 2001 as a result of the write-off of $2,556,000 in deferred financing costs in the first nine months of 2000. In the first nine months of 2001, the Partnership incurred $864,000 in litigation expenses associated with the Varde dispute and reorganization expenses of $630,000 as a result of the Bankruptcy.

     Operating income was $2,681,000 for the first nine months of 2001 compared to operating income of $36,073,000 for the first nine months of 2000. Excluding the $36,257,000 of DESC proceeds net of management bonuses included in operating income, the first nine months of 2000 would have shown an operating loss of $184,000. Depreciation expense was $1,085,000 for the first nine months of 2001 compared to $1,102,000 for the first nine months of 2000. Operating income excluding depreciation was $3,766,000 for the first nine months of 2001 compared to operating income excluding depreciation of $37,175,000 for the first nine months of 2000. Excluding the $36,257,000 of DESC proceeds net of management bonuses included in operating income, the third quarter of 2000 would have shown operating income excluding depreciation of $918,000. The improvement in the first nine months of 2001 was primarily due to increased gross margins as mentioned above. During the first nine months of 2001, the Partnership marketed 19,277 barrels per day ("BPD") of refined products compared to 17,269 BPD for the first nine months of 2000.
The net margin per barrel (after marketing, general and administrative expenses) excluding the $36,257,000 of DESC proceeds net of management bonuses included in operating income for the first nine months of 2000, was $0.51 for the first nine months of 2001 compared to negative $0.04 for the first nine months of 2000.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $260,000 from October 1, 2001 through December 31, 2002 on several projects to maintain compliance with various other environmental requirements including an aggregate of $93,000 for 2001 and 2002 related to the cleanup of an existing leak and $50,000 in 2001 for additional testing required by the Texas Natural Resource Conservation Commission as part of Phase II of a corrective action study. The remaining $117,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership had performed certain Phase II testing as required by the Texas Natural Resource Conservation Commission during 2000 and the first quarter of 2001. In the third quarter of 2001, the Partnership was notified that additional testing will be required and expects to conduct such testing in the fourth quarter of 2001 or first quarter of 2002. The Partnership expects to spend $50,000 on such additional tests and has accrued for that amount.


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

     After the Crude Gathering Sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.

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

     On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that the Varde One-Third had to be applied against the Debt and Redeemable Preferred Equity, the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.

     Varde, the Partnership and Management had planned on asking the Bankruptcy Court to review certain points of the Initial Ruling. However, prior to briefing those points, Varde, the Partnership and Management entered into a Settlement Agreement on October 18, 2001 (the "Settlement Agreement") (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings.").

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds $17,079,000 of Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages"). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 30, 1997 (see "Part II. Other Information, Item 1. Legal Proceedings"). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. As previously mentioned, the Bankruptcy Court issued the Initial Ruling on September 4, 2001 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations - Factors and Trends Affecting Operating Results - Other Factors"). As a result of the Initial Ruling, the Partnership believes it will likely be able to pay all of its creditors and emerge from Bankruptcy in a relatively short period of time assuming certain disputed proofs of claim are disallowed by the Bankruptcy Court (see "Part II. Other Information,
Item 1. Legal Proceedings" for a description of such disputed proofs of claim). However, if the Bankruptcy Court allows the disputed proofs of claim, the Partnership will unlikely be able to pay all of its creditors in full, and this will cause further uncertainty about the Partnership's future. The Partnership expects the Bankruptcy Court to hold adversary hearings in December 2001 to determine whether these disputed claims will be allowed.

     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Partnership continues business as a debtor in possession. These claims are reflected in the September 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Partnership's assets ("Secured Claims") also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. The Secured Claims are secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.

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

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's
outstanding bank debt.   Under the Varde loan documents, the
Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provided for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which included DESC Proceeds (see "Part II. Other Information, Item 1. Legal Proceedings") (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents required that the Partnership must first retire the Series A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 ("A Term Loan") and pay $5,000,000
towards the B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds. In addition, Varde also was to receive one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde, the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the District Court of Taylor County, Texas (the "Texas Court") to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believed it was allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership planned on using a portion of the remaining proceeds to further reduce the Debt (see below) and Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") thereby reducing future interest expense and accumulated arrearages, respectively. As discussed in "Part II. Other Information, Item 1. Legal Proceedings", there was a dispute about whether the DESC Proceeds were also reduced by the legal fees paid to the Partnership's attorneys in calculating the Varde One-Third. Under the Varde credit agreement, the Partnership believed the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. Likewise, the Bankruptcy Court concluded in its Initial Ruling that the Varde One-Third must be so applied. Therefore, the Payments of $16,606,000 were applied against the A Term Loan and B Term Loan and those notes are considered to be retired. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the loan documents.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments and payments out of the DESC Proceeds (see "Part II. Other Information, Item 1. Legal Proceedings"), Varde now holds a Series C Term Loan of $6,171,000 ("C Term Loan") and Series A Unsecured Loan of $3,314,000 ("Subordinate Note A") as of September 30, 2001. Prior to the Bankruptcy Court's Initial Ruling, the Partnership accrued interest expense at the statutory rate of 6% ("Statutory Rate") on the C Term Loan and $2,000,000 of the Subordinate Note A after July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender.
When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. The Partnership believed the First Deposit would eventually be used to retire the C Term Loan and Subordinate Note A. The outstanding balance of the C Term Loan is included in the current portion of long-term debt, whereas the Subordinate Note A is included in current liabilities subject to compromise at September 30, 2001. Through June 30, 2001, the Partnership accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, the accrual was reversed in the third quarter of 2001 and the Partnership recorded paid in kind interest of $126,000 on $1,188,000 of the Subordinate Note A for the period August 23, 2000 to September 30, 2001 as a result of the Bankruptcy Court's Initial Ruling. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt (the "Debt").

     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit should be used to redeem a portion of the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") along with paying accumulated arrearages on those securities. The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the third quarter of 2001 and the first nine months of 2001, the Deposits with the Texas Court accrued interest income of $194,000 and $678,000, respectively.

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000; however, the accrual was reversed as a result of the Bankruptcy Court's Initial Ruling. After the Tender on July 27, 2000, the remaining balance of the Subordinate Note A increased for subsequent paid in kind interest would have been $1,314,000 and such amount was convertible into 209,000 Common Units as of September 30, 2001 and bore interest at prime plus one percent. The prime rate was 6% at September 30, 2001. After the Tender on July 27, 2000 and the First Deposit on August 23, 2000, the Partnership originally accrued interest expense on the Subordinate Note A at the Statutory Rate of 6% per annum. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed such accruals and recorded paid in kind interest of $126,000 for the period August 23, 2000 to September 30, 2001 based on the contractual rate on $1,188,000 of the Subordinate Note A. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     Because a portion of the Debt was subject to increasing rates of interest in 2000, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense in the third quarter of 2000 and the first nine months of 2000 reflects the reversal of $1,087,000 and $1,345,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and Subordinate Note A had been paid in kind prior to the Payments and the Tender. After the Tender, interest expense on $1,188,000 of the Subordinate Note A continued to be paid in kind. The preferred distributions continued accumulating in arrears on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages" and "Part II. Other Information, Item 1. Legal Proceedings").

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the third quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the balance of the A Term Loan and B Term Loan, respectively. See "Part II. Other Information, Item 1. Legal Proceedings" for discussion of dispute with Varde and Varde's interpretation of the Varde loan documents.

     Effective December 30, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) Series B Cumulative Convertible Preferred Units, (v) Series C Cumulative Convertible Preferred Units and (vi) Series D Cumulative Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. As a result of the Payments, Management believed the note payable to Varde of $2,000,000 was retired and the above securities should be issued directly to Management. Varde disputed this position and refused to request the Partnership to issue the securities. If the Bankruptcy Court approves the recent Settlement Agreement between Varde, the Partnership and Management, Management will have and be deemed to hold claims against the Partnership with respect to those aforementioned securities, and Management has agreed to certain concessions including reduced interest rates, extended maturities and a discount of up to $2,000,000.

     The Partnership or Management had a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. Such call lapsed December 31, 2000. The securities held by Varde have certain antidilution provisions and registration rights.

     Any payments of principal on the securities held by Varde were to be applied in the following order: A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, pro rata to the B Preferred Units and C
Preferred Units, and D Preferred Units.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products sold and the timing of accounts receivable collections. For the first nine months of 2001, cash was utilized as a result of an increase in accounts receivable (resulting from increased sales of refined product) and a decrease in accrued liabilities which were partially offset by an increase in accounts payable (resulting from increased purchases of refined product). For the first nine months of 2000, cash was utilized as a result of the Deposits being included in restricted cash, an increase in accounts receivable (resulting from higher refined product prices), a decrease in accounts payable (resulting from the $14,000,000 of cash deposited with Equilon) and a decrease in accrued liabilities.

     The Partnership had to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership felt it had defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contained restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance for the year ended December 31, 2000 beginning on July 25, 2000 on receipt of the DESC Proceeds (see "Part
II. Other Information, Item 1. Legal Proceedings"). The financial covenants in the Varde credit agreement for the years 2000 and 2001 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. Any covenant violations for the year 2001 are automatically stayed by the Bankruptcy. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see "Part II. Other Information, Item 1. Legal Proceedings"). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. As a result of the Settlement Agreement, the Partnership plans on obtaining a new working capital facility once it is out of Bankruptcy although there can be no assurance that the Partnership will be successful in obtaining such a facility. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "Part II. Other Information, Item 1. Legal Proceedings" for information on the dispute with Varde and the potentially material adverse effects such dispute could have on the Partnership's financial condition.

     Varde sent the Partnership notices of defaults and accelerations under the credit agreement and the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") instruments for not paying the Varde One-Third within two days of receipt of the DESC Proceeds, for not providing certain financial information, for the engagement of independent certified public accountants without Varde's consent, for failing to retire the Subordinate Note A and for failing to redeem the Redeemable Preferred Equity which events occurred after July 25, 2000. The Partnership believes it has complied with the Varde One-Third requirement with the Tender. As discussed in the preceding paragraph, the Partnership feels it has defenses to the other alleged defaults occurring after July 25, 2000 and prior to the Bankruptcy filing on January 17, 2001 (see "Part II. Other Information, Item 1. Legal Proceedings").

     Excluding the income resulting from the DESC Claim, the Partnership has continually incurred operating losses prior to the year ended December 31, 2000. Operating results prior to the year ended December 31, 2000 suffered as a result of increasing competition, depressed operating margins and higher financing costs. Assuming (i) the Settlement Agreement is approved by the Bankruptcy Court, (ii) the Plan is confirmed by the Bankruptcy Court and becomes effective and (iii) the disputed proofs of claim are rejected by the Bankruptcy Court (see "Part II. Other Information, Item 1. Legal Proceedings"), the Partnership believes that, commencing on the effective date of the Plan (and for the foreseeable future thereafter), it will have positive cash flow and its net income will be close to break even.

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

     Also, the Partnership will have to receive approval from the Bankruptcy Court and its creditors and interest holders for a plan of reorganization that incorporates the terms of the Settlement Agreement and allows it to pay certain Debt and Redeemable Preferred Equity securities over an extended period of time (see "Part II. Other Information, Item 1. Legal Proceedings"). There can be no assurance that such a plan will be approved.

Capital Expenditures

     Capital expenditures totaled $2,000 and $6,000 for the third quarter of 2001 and the first nine months of 2001, respectively, compared to $8,000 and $119,000 for the third quarter of 2000 and the first nine months of 2000, respectively.

     Management anticipates spending $210,000 from October 1, 2001 through December 31, 2002 for environmental expenditures, of which $93,000 was accrued at September 30, 2001, and capital expenditures for 2001 are budgeted at $200,000.

Cash Distributions and Preferred Arrearages

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and the Redeemable Preferred Equity (see below) effective as of January 1, 1998. As a result of the amendment, distributions on the Redeemable Preferred Equity accumulate in arrears rather than being paid in kind. This reduces the amount of preferred equity on the balance sheet and also affects the tax treatment of the distributions to the Common Unitholders (see below) and holders of the Redeemable Preferred Equity.

     In conjunction with Varde's assumption of the previous existing bank debt, Varde holds $17,079,000 of preferred equity securities (the "Redeemable Preferred Equity"), which included $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units") which are all redeemable on December 31, 2002. The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity") would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000.
At September 30, 2001, the B Preferred Units and C Preferred Units were convertible into 1,479,000 and 794,000 Common Units, respectively, or a total of 2,273,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units are 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 8% per annum in the first three years. From August 31, 2000 to June 30, 2001, the Partnership accrued interest expense at the Statutory Rate in the amount of $384,000 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition
- Financial Resources and Liquidity") on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 through June 30, 2001. The preferential quarterly payments on the D Preferred Units are 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option may accumulate in arrears at 13% per annum in the first three years. For the third quarters of 2001 and 2000, the Partnership accumulated arrearages of $1,345,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30, 2001) and $426,000, respectively, on the Redeemable Preferred Equity. Through September 30, 2001, these securities had total accumulated arrearages of $7,240,000 (see "Part
II. Other Information, Item 1. Legal Proceedings").

     At September 30, 2001, Pride SGP held the Series G Preferred Units ("G Preferred Units") in the face amount of $3,144,000. The G Preferred Units are subordinate to the B Preferred Units, C Preferred Units and D Preferred Units and at the Partnership's option may be redeemed on the later of the retirement of such Redeemable Preferred Equity or October 1, 2004. The G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on these securities at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the Redeemable Preferred Equity or (ii) 10% per annum.

     At September 30, 2001, 4,950,000 common limited partner units ("Common Units") are outstanding, representing a 98% limited partner interest. Pride SGP, Management and the public own 250,000, 1,106,000 and 3,594,000 Common Units, respectively.

     Under the terms of the Partnership's loan documents with Varde, Varde restricted the payment of distributions to holders of Common Units ("Common Unitholders") throughout the term of the loan documents. In addition, the preferred equity securities instruments also limit distributions to Common Unitholders. Future distributions will be dependent on, among other things, payment in full of the Debt, the termination of the loan documents and the redemption of all preferred equity securities including G Preferred Units.

     As of September 30, 2001, $1,314,000 of the Subordinate Note A, the B Preferred Units and C Preferred Units held by Varde are convertible into 2,482,000 Common Units. If Varde converted all these securities into Common Units, the number of Common Units outstanding would increase from 4,950,000 Common Units to 7,432,000 Common Units.

     The Common Units rank behind the Debt, as well as, the B Preferred Units, C Preferred Units, D Preferred Units and G Preferred Units (collectively "Preferred Equity Securities"). As a result of the layers of debt and the Preferred Equity Securities ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the Debt instruments and Preferred Equity Securities instruments (including accumulated arrearages on the Preferred Equity Securities), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.

     Assuming the Partnership's Bankruptcy Plan is approved and becomes effective, it is possible that certain of the Partnership's debt will be cancelled because the holders of claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. In such event, the Partnership would be required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate any net taxable income to Common Unitholders without any distribution of cash. The amount of any such allocation of taxable income is not currently determinable, but it could potentially be as much as $2 per Common Unit.

     The Partnership is also attempting to sell the idle refining equipment and the Aledo pipeline to further increase working capital. If the Partnership is successful in selling these assets, the proceeds from the sale will likely exceed the tax bases of those assets resulting in a taxable gain. Such gain would be allocated to the partners including Common Unitholders without a distribution of cash.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Under an agreement with Equilon, Equilon maintained refined products inventory for the Partnership during the third quarters of 2001 and 2000 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     Based on the Bankruptcy Court's Initial Ruling, the Subordinate Note A is subject to market risks based on changes in the prime rate to the extent interest continues to accrue on the balance of the Subordinate Note A that would have been outstanding had Varde accepted the Partnership's Tender of $8,171,000 . The Partnership did not hedge this market risk. Approximate debt maturities for the next five years and applicable interest rates as of September 30, 2001 are as follows:

                                          2001
                                   -----------------
                                      Amount   Rate     Total
                                   ----------- ----  -----------

C Term Loan                          6,171,000    0%    6,171,000
Subordinate Note A (Prime+1%)        2,000,000    0%    2,000,000
Subordinate Note A (Prime+1%)        1,314,000    7%    1,314,000
                                    ----------         ----------
                                   $ 9,485,000        $ 9,485,000
                                    ==========         ==========

     As a result of the Tender and the Bankruptcy Court's Initial Ruling, the Partnership is not accruing any interest on the C Term Loan and $2,000,000 of the Subordinate Note A. If the Partnership had not made the Tender, the C Term Loan would have accrued interest at 17% per annum and the entire balance of the Subordinate Note A would have accrued interest at prime plus one percent during the third quarter of 2001. As a result of the Tender, the Partnership is accruing interest on $1,314,000 of the Subordinate Note A at prime plus one percent.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Other than the Bankruptcy, certain tax issues discussed below and certain disputed proofs of claim, Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

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

     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC proceeds were $61,521,000 ("DESC Proceeds") from which the Partnership paid legal fees of $5,908,000 to the Partnership's attorneys ("Legal Fees") and bonuses of $6,967,000 to Management ("Bonuses"). The DESC proceeds less the Legal Fees and Bonuses were $48,646,000 ("DESC Income" or "Net DESC Proceeds").

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

     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's Debt instruments and Preferred Equity Securities instruments (including distributions paid in kind on Debt and accumulated arrearages owed on Redeemable Preferred Equity), Legal Fees and payments under the Partnership's bonus plan, Common Unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to Common Unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to Common Unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). The Partnership had planned on redeeming all Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).

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

     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan was required to be paid to Varde. The Partnership had planned on eventually retiring all of Varde's Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity") as a transaction fee rather than being required to apply the Payments against the Debt and Redeemable Preferred Equity. The Partnership believed this position conflicted with the credit agreement between Varde and the Partnership in that it requires that the Varde One-Third must be applied to Varde's Debt and Redeemable Preferred Equity. However, Varde's position was that since another loan document executed at the same time as the credit agreement did not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Bankruptcy Court's Initial Ruling found that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity.

     Additionally, Varde also argued that the term "proceeds" as used in the credit agreement was before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should have been the $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believed was correct. The Bankruptcy Court's Initial Ruling found that the Varde One-Third should have been based on $55,613,000 which is after the Legal Fees.

     If Varde's interpretation of the loan documents were correct, the Varde One-Third would have equaled $17,621,000 and Varde would have received such amount as a Transaction Fee and not have to apply it to any of the Debt and Redeemable Preferred Equity.

     Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity").

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

     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently cancelled.

     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the filing of a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division on January 17, 2001. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Resources and Liquidity"). As previously discussed, the filing was necessitated by certain actions taken by Varde which is the Partnership's primary lender and also holds the Redeemable Preferred Equity.

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

     For the third quarter of 2001 and the first nine months of 2001, the Partnership incurred legal fees and other expenses of $17,000 and $865,000, respectively, in connection with the dispute with Varde and $259,000 and $630,000, respectively, related to the Bankruptcy.

     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001.

     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder has demanded that the Partnership immediately withdraw its Schedules K-1; however, the Partnership has not changed its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedules K-1.

     If the Partnership is taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court.

    On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that the Varde One-Third had to be applied against the Debt and Redeemable Preferred Equity, the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.

     On September 24, 2001, the Partnership and the Managing General Partner filed their proposed First Amended and Restated Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and First Amended and Restated Joint Disclosure Statement with the Bankruptcy Court to reflect the Bankruptcy Court's Initial Ruling.

    Varde, the Partnership and Management had planned on asking the Bankruptcy Court to review certain points of the Initial Ruling. However, prior to briefing those points, Varde, the Partnership and Management entered into a Settlement Agreement on October 18, 2001.

     If approved by the Bankruptcy Court, the Settlement Agreement would end the litigation between the various parties. Under the Settlement Agreement, the Partnership will pay Varde $12,000,000 upon approval thereof by the Bankruptcy Court or, if not approved, the $12,000,000 would be paid on the effective date of the Partnership's Bankruptcy plan (the "Plan"). The Settlement Agreement also provides that Varde will have an allowed unsecured claim of $13,000,000, of which $4,000,000 will be paid on the effective date of the Plan, which is expected to be in December 2001 or January 2002. In addition, the Settlement Agreement provides for the Partnership to issue to Varde, pursuant to the Plan, a new unsecured note in the principal amount of $9,000,000 ("Varde Unsecured Note") which will mature three years after the effective date of the Plan. The Varde Unsecured Note will accrue interest at 7.5% per annum the first six months, 10% per annum for the next eighteen months and 15% per annum for the last twelve months. Interest will be payable annually and a principal payment of $787,000 will be due at the end of the second year. The Partnership will be entitled to retire the note anytime prior to the end of the third year at a discount of $1,852 per day multiplied by the number of days the note is retired prior to its maturity date, or up to $2,000,000. However, if the Varde Unsecured Note is retired at a discount, then the $2,000,000 potential discount on Management Senior Preferred will be reduced by an equal amount (see below). Therefore, the Partnership will only receive an aggregate discount of $2,000,000 on the Varde Unsecured Note and Management Senior Preferred.

     The Settlement Agreement also provides that Management will hold allowed claims against the Partnership with respect to the various securities Varde assigned to them in December 1997 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Resources and Liquidity"). As of September 30, 2001, this included Management's portion of the C Term Loan, which was $2,057,000 ("Management Senior Debt"), Management's portion of Subordinate Note A, which was $1,122,000 ("Management Unsecured Debt") and Management's portion of the Redeemable Preferred Equity, which was $8,106,000 ("Management Senior Preferred"). Management has agreed to reduce the interest and distributions rates on these instruments to 7.5% per annum. Pursuant to the Plan, (i) the Management Senior Debt and Management Unsecured Debt will have 10 year terms and will be amortized in ten equal installments beginning on the first anniversary of the effective date of the Plan and (ii) the Management Senior Preferred will have a 15 year term and will be amortized in fifteen equal installments beginning on the first anniversary of the effective date of the Plan. As previously discussed, Management has agreed to discount the Management Senior Preferred to the extent the discount that the Partnership receives on the Varde Unsecured Note is less than $2,000,000.

     Under the Settlement Agreement, the Partnership will owe approximately the same amount as it did prior to the settlement after factoring in the $2,000,000 discount; however, the interest and distribution rates will be substantially lower, the maturity dates will be extended and the Partnership will avoid having to further litigate these issues.

     As a result of the Settlement Agreement, the Partnership and Managing General Partner filed their proposed Second Amended and Restated Joint Plan of Reorganization or Plan and Second Amended Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization (the "Disclosure Statement") on November 9, 2001. A hearing on the Plan and Disclosure Statement is currently set for November 15, 2001.

     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs. The Claimants are shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants allege that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994.

     The Partnership and the Managing General Partner have objected to their proofs of claim to the Bankruptcy Court and an adversary hearing is scheduled for December 12, 2001.

     On May 22, 2001, five former employees of the Partnership filed proofs of claim in the amount of $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000.

     The Partnership and the Managing General Partner have objected to their proofs of claim to the Bankruptcy Court and an adversary hearing is scheduled for November 26, 2001.

     Under the Plan, certain conditions must occur prior to the effective date unless waived by the Partnership and the Managing General Partner. This includes the claims of Pride SGP and the five former employees being disallowed in full by the Bankruptcy Court.

     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those disputed claims are not expected to have a material effect on the Partnership.

     Assuming the Partnership's Bankruptcy Plan is approved and becomes effective, it is possible that certain of the Partnership's debt will be cancelled because the holders of claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. In such event, the Partnership would be required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate any net taxable income to Common Unitholders without any distribution of cash. The amount of any such allocation of taxable income is not currently determinable, but it could potentially be as much as $2 per Common Unit.

     The Partnership is also attempting to sell the idle refining equipment and the Aledo pipeline to further increase working capital. If the Partnership is successful in selling these assets, the proceeds from the sale will likely exceed the tax bases of those assets resulting in a taxable gain. Such gain would be allocated to the partners including Common Unitholders without a distribution of cash.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") accumulated in arrears. Distributions on the B Preferred Units, C Preferred Units and D Preferred Units are payable on the 5th day of the second month in each quarter. For the third quarters of 2001 and 2000, the Partnership accumulated arrearages of $1,345,000 (which includes an adjustment of $626,000 to accumulated arrearage for the period August 31, 2000 through June 30, 2001 as a result of the Bankruptcy Court's Initial Ruling) and $426,000, respectively, on those securities (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Resources and Liquidity"). Through September 30, 2001, these securities had total accumulated arrearages of $7,240,000.

     The Partnership had to maintain compliance with certain financial and other covenants, as defined in the credit agreement with Varde; however, the Partnership felt it had defenses to alleged defaults occurring after July 25, 2000. The Varde credit agreement contained restrictive covenants including, among other things, restrictions on additional indebtedness, commitments and payments thereon, sale of assets and securities, and certain affiliate transactions. Prior to the receipt of the DESC Proceeds, the Partnership was not in compliance with the consolidated operating cash flow to consolidated debt service ("COCF/CDS Covenant") and earnings before interest, taxes, depreciation and amortization covenant ("EBITDA Covenant"); however, it came in compliance for the year ended December 31, 2000 beginning on July 25, 2000 on receipt of the DESC Proceeds (see "Part
II. Other Information, Item 1. Legal Proceedings"). The financial covenants in the Varde credit agreement for the years 2000 and 2001 were based on the combined results of the Products Marketing Business and the Crude Gathering System, and due to the sale of the Crude Gathering System on October 1, 1999 it was unlikely the Partnership could have complied with the financial covenants during the year ended December 31, 2000 without receipt of the DESC Proceeds. Any covenant violations for the year 2001 are automatically stayed by the Bankruptcy. The Partnership has utilized a portion of the DESC Proceeds to provide the necessary working capital to the extent permitted under the temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York ("New York Court") and subject to the supervision of the Bankruptcy Court (see "Part II. Other Information, Item 1. Legal Proceedings"). Prior to the dispute with Varde and the Bankruptcy, the Partnership had hoped to obtain a new working capital facility. As a result of the Settlement Agreement, the Partnership plans on obtaining a new working capital facility once it is out of Bankruptcy although there can be no assurance that the Partnership will be successful in obtaining such a facility. Substantially all of the Partnership's assets are pledged as collateral to Varde in connection with the credit agreement. See "Part II. Other Information, Item 1. Legal Proceedings" for information on the dispute with Varde.

     Varde sent the Partnership notices of defaults and accelerations under the credit agreement and the Redeemable Preferred Equity instruments (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") for not paying the Varde One-Third within two days of receipt of the DESC Proceeds, for not providing certain financial information, for the engagement of independent certified public accountants without Varde's consent, for failing to retire the Subordinate Note A and for failing to redeem the Redeemable Preferred Equity which events occurred after July 25, 2000. The Partnership believes it has complied with the Varde One-Third requirement with the Tender. As discussed in the preceding paragraph, the Partnership feels it has defenses to the other alleged defaults occurring after July 25, 2000 and prior to the Bankruptcy filing on January 17, 2001 (see "Part II. Other Information, Item 1. Legal Proceedings").

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


10.1 Compromise and Settlement Agreement executed October 18, 2001 by and among Varde Partners, Inc. Pride Companies, L.P. and Pride Refining, Inc. (and together with Pride Companies, L.P. "Debtors"), and Messrs. Brad Stephens, Wayne Malone, Dave Caddell and George Percival ("Management")

10.2 Second Amended and Restated Debtors' Joint Plan of Reorganization submitted by Pride Companies, L.P. and Pride Refining, Inc. to the United States Bankruptcy Court for the Northern District of Texas (Abilene Division) on November 9, 2001.

     b.   Reports on Form 8-K:

          Announcements of ruling on September 4, 2001 by the Bankruptcy Court for the Northern District of Texas
          (Abilene Division) in the adversary proceeding between Pride Companies, L.P. and Varde Partners, Inc.
          concluded on April 6, 2001.


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


                              PRIDE COMPANIES, L.P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   November 14, 2001     /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   November 14, 2001     /s/ George Percival
                              Principal Financial Officer

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

10.1 Compromise and Settlement Agreement executed October 18, 2001 by and among Varde Partners, Inc. Pride Companies, L.P. and Pride Refining, Inc. (and together with Pride Companies, L.P. "Debtors"), and Messrs. Brad Stephens, Wayne Malone, Dave Caddell and George Percival ("Management")

10.2 Second Amended and Restated Debtors' Joint Plan of Reorganization submitted by Pride Companies, L.P. and Pride Refining, Inc. to the United States Bankruptcy Court for the Northern District of Texas (Abilene Division) on November 9, 2001.

                  COMPROMISE AND SETTLEMENT AGREEMENT


     This Compromise and Settlement Agreement (this "Agreement") is made and entered into effective as of October __, 2001, by and among Varde Partners, Inc., a Delaware corporation ("Varde"), Pride Companies, L.P., a Delaware limited partnership ("Pride"), Pride Refining, Inc., a Texas corporation ("Pride Refining" and, together with Pride, the "Debtors"), and Brad Stephens, Dave Caddell, Wayne Malone and George Percival (collectively, "Management").

                            WITNESSETH

     WHEREAS, the Debtors and Pride SGP, Inc., a Texas corporation ("Pride SGP" and, together with the Debtors and Management, the "Pride Parties"), filed a lawsuit styled Pride Companies, L.P., Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar
Wind), Inc., Desulfur Partnership, Brad Stephens, Dave Caddell, Wayne Malone and George Percival v. Varde Partners, Inc., Civil Action 01-6414-D, in the District Court of Taylor County, Texas, 350th Judicial District, seeking, inter alia, declaratory judgment regarding the validity and amount of Varde's claims against the Debtors, Pride SGP, Pride Marketing of Texas (Cedar Wind) Inc. ("Pride Marketing"), and Desulfur Partnership. Varde brought counterclaims against Management. Such lawsuit was subsequently removed to the United States District Court for the Northern District of Texas and later referred and transferred to the United States Bankruptcy Court for the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), where it has been assigned adversary number 01-1002 (the "Pride Lawsuit" or "Pride Adversary Proceeding"), and Varde disputes the allegations in the Pride Lawsuit;

     WHEREAS, Varde filed two lawsuits each styled Varde Partners, Inc. v. Pride Companies, L.P., Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc., Civil Actions 603414-00 and 603772-00, respectively, in the New York Supreme Court, County of New York, seeking to recover what Varde claims to be the full amount of the indebtedness owed to Varde by the Debtors, Pride SGP, Pride
Marketing, and Desulfur Partnership. Each lawsuit was removed to the United States District Court for the Southern District of New York and ultimately referred and transferred to the Bankruptcy Court, and assigned, respectively, adversary numbers 01-1005 and 01-1006 (collectively, the "Varde Lawsuits" or "Varde Adversary Proceedings", and together with the Pride Lawsuit or Pride Adversary Proceeding, the "Lawsuits " or "Adversary Proceedings") and each of the parties (other than Varde) disputes the allegations in the Varde Lawsuits;

     WHEREAS, all of the Lawsuits were consolidated for trial purposes in Adversary Proceeding Number 01-1002 before the Bankruptcy Court;

     WHEREAS, on or about January 17, 2001, Pride filed a voluntary petition under Chapter 11 of the Bankruptcy Code (the "Code"), and on or about January 18, 2001, Pride Refining, Pride SGP, and Pride Marketing also filed voluntary petitions under Chapter 11 of the Code (the "Bankruptcy Cases");

     WHEREAS, since the filing of the Bankruptcy Cases, the Debtors have continued to operate their businesses and have filed a Joint Plan of Reorganization to reorganize their businesses (as amended through the date hereof and as hereafter amended, the "Plan");

     WHEREAS, Varde is the principal creditor in the Bankruptcy Cases;

     WHEREAS, as evidenced by this Agreement, the parties hereto desire to compromise, resolve and fully settle any and all existing and potential claims and matters that are in dispute between them, including, but not limited to, those included in the Lawsuits and the Adversary Proceedings to avoid the uncertainty, time, and expense that would accompany further litigation, and the parties propose to file a motion in the Bankruptcy Cases (the "Settlement Motion") seeking approval of this Agreement and the entry of a final order of the Bankruptcy Court approving this Settlement Agreement in a form approved by the parties hereto (the "Settlement Order" and, together with the Settlement Agreement, the "Settlement Materials").

     NOW, THEREFORE, for and in consideration of the mutual covenants, obligations, releases, and promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree to the above recitals and as set forth below:

           I.  AGREEMENTS OF COMPROMISE AND SETTLEMENT.

     Subject to the terms and conditions set forth in this Agreement, the Debtors and Management, on the one hand, and V rde, on the other hand, hereby covenant and agree to, and shall, compromise and settle all of their respective rights, claims, obligations and liabilities between themselves, all as more particularly set forth in this Agreement.

II.  PAYMENTS TO VARDE AND ALLOWANCE OF ITS $13,000,000 UNSECURED
                              CLAIM.

     2.1. Upon entry of the Settlement Order, Pride shall pay Varde $12,000,000 in cash (which payment shall be irrevocable and shall not be subject to return to Pride in any event, and the Settlement Order shall provide that Varde shall have and be deemed to hold an allowed unsecured claim of $13,000,000 (the "$13,000,000 Allowed Unsecured Claim"). The $12,000,000 due to Varde as described in the preceding sentence shall bear interest (beginning ten days after the Settlement Order is entered) at the rate of 71/2% per annum if the Settlement Order is entered, Pride is not prohibited by the Bankruptcy Court from paying such $12,000,000 to Varde, and Pride has not paid such $12,000,000 to Varde within ten days after the Settlement Order is entered.

     2.2. The Debtors shall, within three business days of filing the Settlement Motion, amend their Joint Disclosure Statement and Plan now on file in the Debtors' bankruptcy cases to incorporate the terms of the Settlement Materials, the form and substance of which incorporated materials shall be reasonably approved by Varde consistent with the terms herein. The Debtors, from and after the Effective Date, are referred to herein collectively as "Reorganized Pride." The term "Effective Date" shall mean the date that the Plan becomes effective. Varde, the Debtors, and Management agree to exercise their best efforts to proceed to seek approval of, and to exclusively support, the Plan, consistent with the terms herein and pursuant to the requirements of the Bankruptcy Code. The amended Plan shall contain substantially the same provisions as currently provided, except that it shall incorporate the terms of the Settlement Materials (including, without limitation, (A) Reorganized Pride's obligations to pay to Varde $16,000,000 in cash on or before the Effective Date of the Plan, $12,000,000 of which shall have been paid earlier pursuant to Section 2.1 above (together with interest thereon at the rate of 7.5% per annum beginning 10 days after the Effective Date of the
Plan), and (B) total payments to Varde of $25,000,000, plus interest and attorneys' fees, if applicable, as provided in Section 13.1 below, but less the Prepayment Discount (as defined below) provided herein, if applicable) and provide for the following payments and amended Plan treatment to Varde in payment of its $13,000,000 Allowed Unsecured
Claim:

          a. $4,000,000 in cash on the Effective Date of the Plan (together with interest thereon at the rate of 7.5% per annum beginning 10 days after the Effective Date of the Plan); and

          b.     $9,000,000 Unsecured Note (the "Varde Unsecured
Note") of Reorganized Pride containing the following terms:

     AMOUNT:                  $9,000,000.00

     INTEREST RATE:           7.5% per annum for six (6) months
                              commencing on the earlier of the
                              Effective Date of the Plan and
                              March 31, 2002;

                              10.0% per annum for the next eighteen
                              (18) months; and

                              15.0% per annum thereafter until
                              maturity.

     REPAYMENT TERMS:         (i) A payment of all accrued and unpaid
                              interest shall be due twelve (12) months after the Effective Date of the Plan,
                              (ii) then a payment of principal and
                              interest as necessary to fully amortize
                              the indebtedness over an eight (8)-year
                              amortization period shall be made
                              twenty-four (24) months after the
                              Effective Date of the Plan, and (iii)
                              then a balloon payment of all unpaid
                              principal and accrued but unpaid
                              interest shall be made thirty-six (36)
                              months after the Effective Date of the
                              Plan

     COLLATERAL:              None.

     PREPAYMENT DISCOUNT:     A prepayment discount (the "Prepayment
                              Discount") equal to $2,000,000 plus all
                              accrued but unpaid interest on such
                              Prepayment Discount, shall be allowed
                              upon prepayment in full of all of
                              Varde's outstanding indebtedness on
                              or before the Effective Date of the
                              Plan (or a pro rata portion of such
                              Prepayment Discount shall be allowed
                              upon a prepayment in part, but not all,
                              of Varde's outstanding indebtedness).
                              After the Effective Date of the Plan (a) the Prepayment Discount upon any prepayment in full of the Varde
                              Unsecured Note (provided that cash
                              payments in the aggregate principal
                              amount of $16,000,000 due Varde as
                              provided in this Agreement have been
                              paid in full on or before the Effective
                              Date of the Plan) shall be equal to (i)
                              $1,852 multiplied by the number of days
                              remaining until the stated maturity date of the Varde Unsecured Note, as of the date of the prepayment in full, plus
                              (ii) the interest accrued and unpaid on
                              the amount calculated under (i) hereof
                              (For example, if Reorganized Pride
                              repays the entire indebtedness owing
                              under the Varde Unsecured Note twenty
                              (20) days before maturity, the
                              $9,000,000 principal balance of the
                              Varde Unsecured Note would be
                              discounted by an amount equal to $1,852
                              multiplied by twenty (20), or $37,040),
                              plus any accrued but unpaid interest on
                              such $37,040 amount; and the principal
                              amount then due and owing would be
                              $8,962,960, less the accrued but unpaid
                              interest on the sum of $37,040), and (b) the Prepayment Discount upon any prepayment in part, but not in full, of the Varde Unsecured Note, shall be a pro rata portion of the full discount provided for herein. Reorganized Pride shall be entitled to the Prepayment
                              Discount regardless of the source of the prepayment, including, without limitation, a prepayment from the net proceeds of all asset sales which are required to be applied as a mandatory prepayment as provided below and a prepayment from the net proceeds from a sale of the Carswell Pipeline as provided in Article VI below (whether such a payment is made before or after the Varde Unsecured Note is issued).

     MANDATORY PREPAYMENT:    All net proceeds from sales of assets,
                              other than in the ordinary course of
                              business (exclusive of the sale of the
                              Carswell Pipeline, as more fully
                              described in Article VI below) in excess of the aggregate amount of $500,000 per calendar year shall be paid on the Varde Unsecured Note as a mandatory prepayment. Reorganized Pride shall be entitled to a Prepayment Discount (as provided above) with respect to any such prepayment.

     COVENANTS:               Negative pledge covenant; provided,
                              however, Reorganized Pride shall be
                              entitled to pledge assets to secure
                              indebtedness if 100% of the net proceeds thereof is concurrently applied to a prepayment of the Varde Unsecured Note.
                              Management shall receive no payments on
                              account of its debt or equity
                              securities, but shall accrue interest at 7.5% per annum on its debt and equity securities until Varde is paid in full.
                              All debt evidenced by the Varde
                              Unsecured Note shall become immediately
                              due and payable in the event of a
                              default under such covenants.

     REPORTING:               Copies of monthly financial reports
                              created and maintained by Reorganized
                              Pride in its normal course of business

          c. Subject to confirmation of the Plan, Management shall consent to provisions in the Plan which provide for the full subordination of its debt and equity securities to the repayment in full of all of the Varde consideration provided for herein, excluding the right to vote the debt and equity securities of Management in any subsequent plan of reorganization, but including the right to succeed to Management's rights to receive payments from its debt and equity, and apply the same in reduction of the Varde indebtedness, with Management having full rights of subrogation in the Varde Unsecured Note after the full payment of the Varde indebtedness described, less the Prepayment Discount, if applicable. The maximum amount Varde shall be entitled to receive and retain pursuant to such subordination provisions shall be $25,000,000 plus interest thereon as provided for herein, together with attorneys' fees, if applicable, as provided in
Section 13.1 below, less (i) the Prepayment Discount, if any, and (ii) all other payments received by Varde in payment of the amounts due to Varde by Debtors pursuant to this Agreement. The amended Plan shall include a subordination agreement, consistent with the terms herein, which shall be in form and substance acceptable to Varde and Management, and executed by Management and effective upon the Effective Date of the Plan.

          d. The Plan shall be subject to the following conditions precedent, which can be waived by Pride:

               1) All claims of whatever kind or character filed by Pride SGP and/or any of its shareholders in the Debtors' bankruptcy cases being disallowed in full by the Bankruptcy Court on or before the Effective Date of the Plan; and

               2) All claims of whatever kind or character filed by David Johnson, Daniel Belf, David Bonds, Michael Chase and William Yocum in the Debtors' bankruptcy cases being disallowed in full by the Bankruptcy Court on or before the Effective Date of the Plan.

          e. Varde has no objection to, and will not take any actions to interfere with or delay, efforts by Pride to obtain a loan to be used to repay amounts owed to Varde pursuant to this Agreement. Varde will cooperate, as reasonably requested by Pride, in releasing or transferring any outstanding security interests in favor of Varde or similar matters in connection with such a loan; provided that (i) Pride shall make arrangements reasonably satisfactory to Varde to reimburse Varde within 30 days after Varde's request for reimbursement for any reasonable expenses Varde incurs in doing so, and (ii) Varde shall not be required to waive covenants contained in the Varde Unsecured Note or any other rights, protections or other terms provided to Varde under the Settlement Materials.

     III.  PAYMENT TO MANAGEMENT AND ALLOWANCE OF CLAIMS AND
                     INTERESTS TO MANAGEMENT.

     The Debtors hereby agree, and the Settlement Order and the Plan shall so provide, that Management shall have and be deemed to hold, an allowed secured claim of $2,100,000, an allowed unsecured claim of $1,100,000, and allowed senior preferred interests in Pride ("New Preferred Interests") of $8,300,000, for total allowed debt and equity securities of $11,500,000. In order to ensure that Pride's ultimate debt and equity securities to both Varde and Management do not exceed $34,500,000, Management agrees that the New Preferred Interests shall contain substantially the same terms and provisions as the existing Senior Preferred Interests of Pride, except that $2,000,000 of Management's New Preferred Interests shall only earn and accrue preferential distribution rights on such amount thereof that is equal to the actual Prepayment Discount earned on the Varde Unsecured Note. Distributions on such $2,000,000 of New Preferred Interests shall commence to accrue on the date through which interest was last paid on the Varde Unsecured Note or, if no interest has been paid thereon, the date that interest began to accrue on the Varde Unsecured Note. In addition, Management's New Preferred Interests in an amount equal to $2,000,000 less the actual Prepayment Discount earned on the Varde Unsecured Note, shall be redeemable by Pride for $1.00 on the earlier of payment in full of the Varde Unsecured Note and the maturity date of the Varde Unsecured Note. For example, if Pride pays off the Varde Unsecured Note on the Effective Date of the Plan and obtains a Prepayment Discount of $2,000,000, no Management New Preferred Interests will be redeemable for $1.00.

                 IV. SETTLEMENT ORDER AND EFFECTS
               OF APPROVAL OR NON-APPROVAL THEREOF.

     4.1. The Settlement Order shall provide for the immediate effectiveness of same and waiver under Rule 6004(g) of the Federal Rules of Bankruptcy Procedure. All parties agree to use their best efforts to obtain the Settlement Order on or before November 12, 2001.

     4.2. If the Settlement Order is entered by the Bankruptcy Court and the Plan thereafter becomes effective on or before October 11, 2002, the Plan shall govern the parties' rights and obligations with respect to the matters covered thereby.

     4.3. If the Settlement Order is entered by the Bankruptcy Court and a Plan consistent with the Settlement Materials is not confirmed and does not become effective on or before October 11, 2002, the parties' agreement in Section 2.2 hereof to exercise their best efforts to proceed to seek approval of, and exclusively support, a Plan consistent with the terms hereof shall then be null and void, but all other provisions of this Agreement shall remain in full force and effect (and the parties shall each be entitled to the protections, rights and terms provided in this Agreement), including, without limitation (A) Varde's receipt of the $12,000,000 payment described above, and (B) Varde's claims against the Debtors being capped at $25,000,000, plus interest thereon as provided in the Settlement Materials to the extent such interest is subsequently permitted by the Bankruptcy Court (together with attorneys' fees, if applicable, as provided in this Agreement), less any cash paid to Varde by the Debtors after the entry of the Settlement Order (including, but not limited to, the $12,000,000 payment described above).

                      V.   MANAGEMENT NOTES.

     Varde shall mark all promissory notes executed by any Management person and payable to Varde "paid in full" and return them to Management upon entry of the Settlement Order or on the Effective Date of the Plan, whichever occurs first.

VI.   LIQUIDATION AND PAYMENT OF NET PROCEEDS OF CARSWELL PIPELINE.

     Pride shall immediately engage an agent to market, subject to Bankruptcy Court approval, certain excess assets of Pride commonly referred to as the "Carswell Pipeline." Pride shall pay to Varde any net proceeds of a sale of such assets (net of all costs of sale, applicable taxes and other charges) within 10 days of the closing of such sale, which funds shall be applied to the $13,000,000 Allowed Unsecured Claim or, if the Varde Unsecured Note has been issued, the Varde Unsecured Note; provided, however, that Pride shall have no obligation to consummate a sale of the Carswell Pipeline. If any net proceeds of sale are paid to Varde prior to the Effective Date of the Plan, such amount shall be applied to the Varde Unsecured Note portion of the $13,000,000 Allowed Unsecured Claim rather than the $4,000,000 cash portion of the $13,000,000 Allowed Unsecured Claim as a prepayment. Any such payment shall be deemed a prepayment of the Varde Unsecured Note and shall entitle Pride to a Prepayment Discount with respect to such payment as described above; provided, however, that cash payments in the aggregate principal amount of $16,000,000 due Varde as provided in this Agreement have been paid in full after the date hereof and on or before the Effective Date of the Plan. Notwithstanding anything herein, sale proceeds from the Carswell Pipeline shall only be payable to Varde to the extent that the $13,000,000 Allowed Unsecured Claim or the Varde Unsecured Note, as applicable, remains unpaid.

           VII.  TERMINATION OR SUSPENSION OF ACTIONS.

     Upon entry of the Settlement Order by the Bankruptcy Court, the parties will take all actions necessary or appropriate to dismiss with prejudice all of the Lawsuits and all of the Adversary Proceedings and seek the Court's withdrawal of the findings of fact and conclusions of law entered on or about September 5, 2001. Pending the Bankruptcy Court's approval of the Settlement Materials and the effectiveness of the Plan, the parties shall not continue any actions in connection with the Adversary Proceedings, and Varde shall not proceed with its motion to terminate exclusivity or Varde's objection to the Debtors' Joint Disclosure Statement, and none of Varde, Management and the Debtors shall commence or pursue any other legal actions against each other or assist or cooperate with other persons who take actions which are intended to or may have the effect of opposing or delaying approval by the Bankruptcy Court of the Settlement Materials or the Plan. The parties shall suspend all actions in connection with the Adversary Proceedings and shall take all such actions, and mutually cooperate with the other, in the Bankruptcy Court to extend any scheduling of such matters so as not to prejudice their respective interests in the Adversary Proceedings or the pending bankruptcy matters.

                     VIII.  MUTUAL RELEASES.

     8.1.     Debtors Releases and Management Releases.  Subject to
Section 8.3 below, Debtors and Management, for themselves, as well as their affiliates and each of their respective directors, officers, shareholders, agents, partners, sales agents, representatives, attorneys, assigns, predecessors, successors, servants and employees, past and present (but not including Pride SGP), do hereby irrevocably and forever release and discharge, waive, relinquish, quitclaim, settle and forgive all rights, interests, claims, demands and causes of action of whatsoever kind or nature, whether absolute, contingent, known, unknown, suspected or otherwise, and whether now existing or arising in the future, which the Debtors or Management, or any one of them, own, have, had, or may in the future have, or may claim to have had or have in the future (including but not limited to all causes of action owned by, through, or under the Debtors or the Debtors' estates), against Varde and each of its affiliates and each of their respective directors, officers, shareholders, subsidiaries, agents, sales agents, partners, representatives, attorneys, assigns, predecessors, successors, servants and employees, past and present, as the case may be, directly or indirectly arising out of or otherwise relating to (a) the facts, circumstances and liabilities alleged in the Lawsuits and the Adversary Proceedings as well as all transactions, acts, omissions, events, circumstances, matters and/or states of facts which are related thereto, and (b) any other transactions entered into, and any other acts, omissions or events, occurring on or before the date of this Agreement.

     8.2. Varde Releases. Subject to Section 8.3 below, Varde, for itself as well as its affiliates and each of their respective directors, officers, shareholders, partners, agents, sales agents, representatives, attorneys, assigns, predecessors, successors, servants and employees, past and present, does hereby irrevocably and forever release and discharge, waive, relinquish, quitclaim, settle and forgive all rights, interests, claims, demands and causes of action of whatsoever kind or nature, whether absolute, contingent, known, unknown, suspected or otherwise, and whether now existing or arising in the future, which it has, had, or may in the future have, or may claim to have had or have in the future (including but not limited to all causes of action owned by, through or under Varde), against each of the Debtors and each member of Management and each of their affiliates and each of their respective directors, officers, shareholders, subsidiaries, partners, agents, sales agents, representatives, attorneys, assigns, predecessors, successors, servants and employees, past and present (but not including Pride
SGP), as the case may be, directly or indirectly arising out of or otherwise relating to (a) the facts, circumstances and liabilities alleged in the Lawsuits and the Adversary Proceedings, as well as all transactions, acts, omissions, events, circumstances, matters and/or states of facts which are related thereto, and (b) any other transactions entered into, and any other acts, omissions or events, occurring on or before the date of this Agreement.

     8.3. Nothing in this Article VIII shall constitute a release of the obligations of the parties as set forth in the Settlement
Materials or the documents or pleadings executed or filed in connection therewith or otherwise contemplated thereby.

     8.4. Debtors and Management, on the one hand, and Varde, on the other hand, each hereby agrees never to institute any action or suit at law or in equity against the other or any one of them, nor institute, prosecute, or in any way voluntarily aid in the institution or prosecution of any claim, or allege, promote, sponsor or provide aid to another or sponsor, promote or cause another party to prosecute or allege, against the other, any claim, demand, action, or cause of action for damages or compensation for or on account of any, damage, loss, or injury either to person or to property, whether developed or undeveloped, resulting or to result, known or unknown, past, present, or future, arising out of the claims released in Sections 8.1 and 8.2, above.

           IX.  CERTAIN REPRESENTATIONS AND WARRANTIES.

     Each party hereto hereby makes the following representations and warranties to each other party, each of which is material, is being relied upon by each of the parties hereto, and is true as of the date hereof:

          a. This Agreement has been duly and validly executed and delivered by such party and no further action of any kind or nature will be or is necessary on the part of such party, or any other person whomsoever, to make this Agreement valid, binding and enforceable upon such party in accordance with the terms hereof; and this Agreement constitutes a legal, valid and binding obligation of such party, enforceable in accordance with the terms hereof or as otherwise provided by law; and

          b. Such party is the sole and lawful owner of all rights, title and interest in and to all claims, demands, causes of action, chooses in action, rights and interests covered by the provisions of Article VIII hereof, and such party has not heretofore sold, assigned, transferred, hypothecated or otherwise disposed of any interest in any such claim, demand, cause of action, chose in action, right and/or interest.

      X.  ENFORCEABILITY AND BINDING AND CONCLUSIVE EFFECT.

     10.1. It is the mutual intent of all parties hereto that the Settlement Materials are, and shall be, final, conclusive, binding, enforceable and non-terminable as of, and from and after, the date of execution hereof, notwithstanding and regardless of (i) any claims by any party hereto that such party has been induced to enter into and execute this Agreement or has otherwise entered into and executed the Settlement Materials on the basis of fraud, misrepresentation, concealment and/or mistake of fact or law; and/or
(ii) any change in the law (statutory, judicial or otherwise) at any time after the date hereof; and/or (iii) whether any of the facts with respect to, or otherwise on the basis of, upon which any party hereto has entered into and/or executed the Settlement Materials are at any time after the date hereof or in the future found or proven to be different in any manner whatsoever from the facts now believed by any party to be true as of the date hereof; and/or (iv) the discovery of the existence as of the date hereof of any additional claims which any party hereto may have against any other party hereto.

     10.2. Without limiting the generality of any of the provisions hereof, including without limitation, the provisions of Article VIII hereof, and in furtherance thereof, each of the parties hereto hereby recognizes, acknowledges, covenants and agrees as follows:

          a. Each party has had adequate opportunity to make, and has made, whatever investigation or inquiry that it has deemed necessary or desirable in connection with the subject matter of the Settlement Materials prior to the execution and delivery hereof;

          b. Each party has not been induced to enter into or execute the Settlement Materials on the basis of any statement, covenant, agreement, promise, representation or warranty of any other party hereto not otherwise expressly set forth herein.

          c. If any fact with respect to which, or otherwise on the basis of which, each party has entered into and executed the Settlement Materials is at any time hereafter found or proven to be other than or different from the facts now believed by such party to be true, each party nevertheless hereby expressly accepts and assumes the risk of such possible difference in facts and further covenants and agrees that the Settlement Materials shall be and remain effective, binding and nonterminable notwithstanding any such difference in facts.

          d. This Agreement, and the settlement covered and contemplated hereby, is intended by each party to and shall be final, binding and conclusive thereon pursuant to a full and final accord and satisfaction between all of the parties hereto as to all claims and is intended to and shall constitute a bar to each and every claim, demand and cause of action covered herein, notwithstanding and regardless of any claims of fraud, misrepresentation, concealment of fact, mistake of or change in law or fact, or any other circumstance whatsoever including, without limitation, the discovery as of the date hereof or in the future of the existence of any additional claims which any party may have against any other party hereto.

          e. It is the intention of the parties that the Settlement Materials shall be given full force and effect in accordance with each and all of the terms and provisions hereof with respect to all claims, demands and causes of action which are subject to the provisions hereof.

          f. This Agreement is intended to and shall effect a full, complete and final settlement of all claims, past, present and possible, between the parties hereto as set forth herein, each and all of which claims are denied and contested by all parties hereto and nothing contained herein shall be deemed or construed in any manner whatsoever as an admission by any party hereto of any liability of any kind or nature to any other party hereto with respect to all or any such claims.

                    XI.  JOINDER BY PRIDE SGP.

     The parties agree that, if Pride SGP wishes to become a party to this Agreement, they will execute and deliver an appropriate amendment to this Agreement for the purpose of adding Pride SGP as a Debtor hereunder.

                    XII.  FURTHER ASSURANCES.

     Each of the parties hereto hereby covenants and agrees to do such acts and things and, in connection therewith, to execute and deliver such documents and instruments as reasonably may be required for effecting and otherwise carrying out the purposes of the settlement covered and contemplated hereby.

                         XIII.  GENERAL.

     13.1. Except as otherwise expressly provided for herein, each party hereto shall pay its own costs, expenses and attorneys' fees in connection with the Settlement Materials and the settlement covered and contemplated hereby and thereby, including, without limitation, all costs and expenses incurred in connection with the performance by the parties of all of its covenants, agreements, duties and obligations hereunder; provided, however, that the losing party in any dispute hereunder shall be responsible for the reasonable attorneys' fees of the other party.

     13.2. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy which is otherwise available at law, in equity, by statute or otherwise, and except as otherwise expressly provided for herein, each and every other remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity, by statute or otherwise. The election of any one or more of such remedies by any of the parties hereto shall not constitute a waiver by such party of the right to pursue any other available remedies.

     13.3. All notices, demands or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person, or by United States mail, certified or registered, with return receipt requested, postage prepaid:

     a.     If to Varde:

                    c/o VARDE PARTNERS, INC.
                    3600 West 80th Street
                    Suite 425
                    Minneapolis, MN 55431
                    Attention:   George Hicks,
                    AND
                    c/o HUGHES & LUCE, L.L.P.
                    1717 Main Street
                    Suite 2800
                    Dallas, TX 75201
                    Attention:  David Weitman, Esq.

     b.     If to Debtors:
                    c/o PRIDE COMPANIES, L.P.
                    1209 North Fourth Street
                    Abilene, TX 79601
                    Attention:     Dave Caddell, Esq.

                    AND

                    c/o GARDERE WYNNE SEWELL LLP
                    3000 Thanksgiving Tower
                    1601 Elm Street
                    Dallas, TX 75201-4761
                    Attention:     Stephen A. McCartin, Esq.

or such other address as the parties may have furnished to each other pursuant to the provisions of this Section 13.3. Any such notice, demand or other communication shall be deemed to have been given on the date actually delivered to the address to which it is directed.

     13.4. No party hereto may assign any of its rights or delegate any of its duties hereunder without the prior written notice of the other parties hereto, and any such assignment or delegation without the prior written notice shall be void ab initio.

     13.5. All terms and provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors and permitted assigns.

     13.6. This Agreement may be executed in one or more counterparts, all of which taken together shall constitute one instrument. Signatures delivered by telecopy shall be binding.

     13.7. This Agreement is made and entered into in the State of Texas, and the laws of said state shall govern the validity and interpretation hereof and the performance of the parties hereto of their respective duties and obligations hereunder.

     13.8. The parties hereto hereby covenant and agree that the Bankruptcy Court shall have exclusive jurisdiction (unless it refuses to exercise jurisdiction) to resolve any disputes with respect to the subject matter hereof and to enforce or prevent the breach of any provision hereof, including, without limitation, any action or proceeding to enforce any provision hereof, for damages by reason of any alleged breach hereof, for a declaration of such party's rights or obligations hereunder or for any other judicial remedy in connection therewith, and all such proceedings shall be commenced in the Bankruptcy Court. If the Bankruptcy Court refuses to exercise jurisdiction with respect thereto, any such proceedings may be commenced or maintained either (i) in a court of competent jurisdiction of the State of Texas (with exclusive venue in Taylor County) or (ii) the United States District Court (with exclusive venue in the Northern District of Texas, Abilene Division).

     13.9. Section or other headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement, and no provision of this Agreement shall be interpreted for or against any party because that party or its legal representative drafted the provision.

     13.10. No breach of any provision hereof may be waived unless in writing executed by the affected party(s) hereto and the waiver of any one breach shall not be deemed to be a waiver of any other breach of the same or any other provision hereof.

     13.11. This Agreement may be amended only by a written agreement executed by all of the parties hereto.

     13.12. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine or neuter, and to the singular or plural, as the identity of the person(s) may require.

     13.13. This Agreement is entered into for the express benefit of the parties hereto, their successors and assigns and is not intended and shall not be deemed to create in any other person any rights or interest whatsoever, including without limitation, any rights to enforce the terms hereof.

     13.14. This Agreement embodies the entire understanding of the parties with respect to the matters set forth herein; and there are no further or other agreements or understandings, written or oral, in effect between the parties hereto relating to the subject matter hereof, unless expressly referred to by reference herein or executed concurrently herewith, though it is contemplated under the terms of this Agreement that additional documents and pleadings will be executed and filed consistent with the terms herein and as contemplated hereby.

     13.15. The parties have been advised by counsel of their choice in reviewing, understanding and executing this Agreement.


[The next following page shall be the signature page.]

     IN WITNESS WHEREOF, the parties hereto have entered into and executed this Agreement as of the date first above mentioned.


PRIDE COMPANIES, L.P.

By:  Pride Refining, Inc.,
     General Partner

By:  /s/ Dave Caddell
Its:


PRIDE REFINING, INC.

By:    /s/ Dave Caddell
Its:

VARDE PARTNERS, INC.

By:  /s/ George Hicks
Its: Vice President


MANAGEMENT

/s/ Brad Stephens
     Brad Stephens


/s/ Wayne Malone
     Wayne Malone


/s/ Dave Caddell
     David Caddell


/s/ George Percival
     George Percival

                 IN THE UNITED STATES BANKRUPTCY COURT
                  FOR THE NORTHERN DISTRICT OF TEXAS
                           ABILENE DIVISION

IN RE:                        )(
                              )(
PRIDE COMPANIES, L.P.,        )(   CASE NO. 01-10041-RLJ-11
                              )(
PRIDE REFINING, INC.,         )(   CASE NO. 01-10043-RLJ-11
                              )(
     DEBTORS.                 )(   HEARING DATE and TIME:
                              )(   To be set


                      SECOND AMENDED AND RESTATED
                 DEBTORS' JOINT PLAN OF REORGANIZATION


                        Dated November 9, 2001


                      Proposed and Submitted By:


                         PRIDE COMPANIES, L.P.
                         PRIDE REFINING, INC.



GARDERE WYNNE SEWELL LLP           LAW OFFICE OF MAX R. TARBOX

Stephen A. McCartin                Max R. Tarbox
Paula K. Tucker                    Pyramid Plaza
3000 Thanksgiving Tower            3223 South Loop 289, Ste. 414
1601 Elm Street, Suite 3000        Lubbock, TX 79423
Dallas, TX 75201

ATTORNEYS FOR PRIDE                ATTORNEY FOR PRIDE REFINING, INC.
COMPANIES, L.P.

                           TABLE OF CONTENTS

                                                                Page

ARTICLE I      DEFINITIONS                                       1

ARTICLE II     SUMMARY OF THE PLAN                               9

ARTICLE III    CLASSIFICATION OF CLAIMS                          14

ARTICLE IV     TREATMENT OF UNCLASSIFIED                         16

ARTICLE V      TREATMENT OF ALLOWED CLAIMS AND INTERESTS         16

ARTICLE VI     MEANS FOR THE IMPLEMENTATION OF THE PLAN          21

ARTICLE VII    DISPUTED CLAIMS, DISPUTED INTERESTS, RESERVES
               AND MISCELLANEOUS DISTRIBUTION PROVISIONS         25

ARTICLE VIII   TREATMENT OF EXECUTORY CONTRACTS AND
               UNEXPIRED LEASES                                  27

ARTICLE IX     DISCHARGE, RELEASES AND INDEMNIFICATION           29

ARTICLE X      CONDITIONS TO OCCURRENCE OF THE EFFECTIVE
               DATE                                              31

ARTICLE XI     EFFECTS OF PLAN CONFIRMATION                      32

ARTICLE XII    ADMINISTRATIVE PROVISIONS                         33

EXHIBIT A - Form of Varde Unsecured Note

EXHIBIT B - Form of Subordination Agreement

                      SECOND AMENDED AND RESTATED
                DEBTORS' JOINT PLAN OF REORGANIZATION


     PRIDE COMPANIES, L.P. and PRIDE REFINING, INC., Debtors and
Debtors in possession, propose the following Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, (the "Plan") pursuant to Section 1121 (a) of the Bankruptcy Code:

                              ARTICLE I

                              DEFINITIONS

     As used in the Plan, the following terms shall have the respective meanings specified below, unless the context otherwise requires:

     1.1 Administrative Expense(s) means any right to payment constituting a cost or expense of administration of the Bankruptcy Cases allowed under Section 503(b) of the Bankruptcy Code, including, without limitation, any actual and necessary costs and expenses of preserving the estates of the Debtors, any actual and necessary costs and expenses of operating the businesses of the Debtors, any expenses or obligations incurred or assumed by the Debtors in Possession in connection with the conduct of their business or for the acquisition or lease of property or the rendition of services, any allowances of compensation and reimbursement of expenses to the extent allowed by Final Order under Section 330 or 503 of the Bankruptcy Code, whether arising before or after the Effective Date, and any fees or charges assessed against the estates of the Debtors under Section 1930, Chapter 123, Title 28, United States Code.

     1.2 Affiliate means with respect to any specified Entity, any other Entity directly or indirectly controlling or controlled by, or under direct or indirect common control with, such specified Entity. For purposes of this definition, the term "control" means the power to direct the management and policies of an Entity, directly through one or more intermediaries, whether through the ownership of voting securities, by contract or otherwise.

     1.3 Allowed means with reference to any Claim or Interest, (a) any Claim or Interest against the Debtors, proof of which was filed within the applicable period of limitation fixed by the Bankruptcy Court in accordance with Rule 3003(c)(3) of the Bankruptcy Rules (i) as to which no objection to the allowance thereof has been interposed within the applicable period of limitation fixed by the Plan, the Bankruptcy Code, the Bankruptcy Rules or a Final Order, or (ii) as to which an objection has been interposed, to the extent such Claim or Interest has been allowed in whole or in part by a Final Order, or (b) if no proof of claim was so filed, any Claim or Interest against the Debtors that is listed by the Debtors in their Schedules, as such Schedules may be amended from time to time in accordance with Rule 1009 of the Bankruptcy Rules, as liquidated in an amount and not disputed or contingent. Unless otherwise specified in the Plan, "Allowed Claim" shall not include interest on the amount of such Claim from and after the Petition Date.

     1.4 Amended Partnership Agreement means the Fourth Amended and Restated Partnership Agreement of the Partnership, a copy of which is available upon written request and which will become effective on the Effective Date.

     1.5 Ballot(s) means the form or forms distributed to holders of Impaired Claims and Interests on which such holders are to indicate whether they accept or reject the Plan.

     1.6 Ballot Date means the date set by the Bankruptcy Court by which the Debtors must receive all votes for acceptance or rejection of the Plan.

     1.7 Bankruptcy Cases means the cases pending under Chapter 11 of the Bankruptcy Code in which Pride Companies, L.P. and Pride Refining, Inc. are the Debtors.

     1.8 Bankruptcy Code means the Bankruptcy Reform Act of 1978, as amended, and as codified in Title 11 of the United States Code, as applicable to the Bankruptcy Cases.

     1.9 Bankruptcy Court means the United States Bankruptcy Court for the Northern District of Texas, Abilene Division, having jurisdiction over the Bankruptcy Cases or any successor court.

     1.10 Bankruptcy Rule(s) means the Federal Rules of Bankruptcy Procedure, as promulgated by the United States Supreme Court, and all local rules adopted by the Bankruptcy Court.

     1.11 Bar Date means the final date for filing proofs of Claim or Interest with the Bankruptcy Court, which date is May 22, 2001, for Claimants other than holders of Royalty Claims and Governmental Units. The final date for the filing of proofs of Claim by Governmental Units is 180 days after the Petition Date. The final date for the filing of proofs of Claim by holders of Royalty Claims is October 31, 2001.

     1.12 Business Day means any day other than a Saturday, Sunday or legal holiday set forth in Bankruptcy Code 9006(a).

     1.13 Causes of Action means any and all actions, causes of action, suits, accounts, controversies, agreements, promises, rights to legal remedies, rights to equitable remedies, rights to payment, and claims, whether known or unknown, reduced to judgment, not reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, secured, unsecured and whether asserted or assertable directly or indirectly or derivatively, in law, equity or otherwise.

     1.14 Claim means (a) any right to payment from one or more of the Debtors whether or not such right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, known or unknown; or (b) any right to an equitable remedy for breach of performance if such breach gives rise to a right of payment from one or more of the Debtors, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured, known or unknown.

     1.15 Claimant means the holder of a Claim.

     1.16 Class means any group of substantially similar Claims or Interests classified by the Plan pursuant to Section 1129(a)(1) of the Bankruptcy Code.

     1.17 Collateral means any property or interest in property of the estates of the Debtors subject to a Lien to secure the payment or performance of a Claim, which Lien is not subject to avoidance under the Bankruptcy Code.

     1.18 Confirmation means the entry of the Confirmation Order on the dockets maintained by the Clerk of the Bankruptcy Court with respect to the Bankruptcy Cases.

     1.19 Confirmation Date means the date upon which the Confirmation Order is entered.

     1.20 Confirmation Hearing means the date upon which a hearing on the confirmation of the Plan pursuant to 11 U.S.C. 1129 is commenced.

     1.21 Confirmation Order means an order of the Bankruptcy Court confirming the Plan in accordance with the provisions of chapter 11 of the Bankruptcy Code.

     1.22 Creditor means the holder of a Claim.

     1.23 Creditors' Committee means the Official Committee of
Unsecured Creditors of the Partnership appointed by the Office of the United States Trustee.

     1.24 Debtors mean, collectively, Pride Companies, L.P. and Pride Refining, Inc.

     1.25 Debtors in Possession mean the Debtors in their capacity as debtors in possession in the Bankruptcy Cases under sections 1101, 1107 and 1108 of the Bankruptcy Code.

     1.26 Deficiency Claim means with respect to a Claim that is partially secured, the amount by which the Allowed amount of such Claim exceeds the value of the Collateral which secures such Claim.

     1.27 Disallowed means, when used with respect to a Claim or an Interest, a Claim or an Interest that has been disallowed pursuant to a Bankruptcy Court Order.

     1.28 Disbursing Agent means the Entity or Entities designated in the Plan and Confirmation Order to disburse property pursuant to the Plan and may include the Reorganized Debtors when acting in that capacity.

     1.29 Disclosure Statement means the Second Amended and Restated Joint Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization including without limitation, all exhibits and schedules to it, filed with the Bankruptcy Court in conjunction with the Plan pursuant to 11 U.S.C. 1125 on November 9, 2001, as that Disclosure Statement may be amended and restated from time to time.
1.30 Disputed means, with respect to a Claim or Equity Interest, any such Claim or Interest proof of which was filed with the Bankruptcy Court and (a) which has been or hereafter is listed on the Schedules as unliquidated, disputed or contingent, and which has not been resolved by written agreement of the parties or an order of the Bankruptcy Court, or (b) as to which the Debtors or any other party in interest has interposed an objection in accordance with the Bankruptcy Code and the Bankruptcy Rules, which objection has not been withdrawn or determined by a Final Order. Prior to (i) the time an objection has been filed and (ii) the expiration of the time within which to object to such Claim or Interest set forth herein or otherwise established by order of the Bankruptcy Court, a Claim or Interest shall be considered a Disputed Claim or Disputed Interest to the extent that the amount of the Claim or Interest specified in a proof of Claim or Interest exceeds the amount of the Claim or Equity Interest scheduled by the Debtors as undisputed, noncontingent or liquidated.

     1.31 Distribution(s) means the money or property to be paid or distributed pursuant to the Plan to each holder of an Allowed Claim or Interest.

     1.32 DLPA means the Limited Partnership Act of the State of
Delaware, as amended from time to time.

     1.33 Effective Date means the first business day that is ten (10) days from and after the Confirmation Date, or as soon thereafter as practicable; provided, however, that all conditions precedent to the occurrence of the Effective Date provided for in Section 10.1 of the Plan have been satisfied or waived pursuant to Section 10.2 of the Plan; however, in the event a stay of the Confirmation Order is then in effect on such date, the first business day from and after the date such stay is vacated or as soon thereafter as practicable.

     1.34 Entity (or Entities) means any individual, corporation, partnership, association, joint stock company, joint venture, estate, trust, unincorporated organization, government or any subdivision thereof, or any other entity.

     1.35 Equiva means Equiva Trading Company, as agent for Equilon Enterprises, L.L.C.

     1.36 Estates means, collectively, the estates of the Debtors created by section 541 of the Bankruptcy Code upon the commencement of the Debtors' Bankruptcy Cases.

     1.37 Existing Partnership Common Interest means an ownership interest in the common limited partnership units of the Partnership.

     1.38 Existing Partnership Equity Interest means collectively, the Existing Partnership Preferred Interests, Existing Partnership
Subordinated Preferred Interests, the Existing Partnership Common
Interests and the Existing Partnership General Partnership Interests.

     1.39 Existing Partnership General Partnership Interest means a general partnership interest in the Partnership.

     1.40 Existing Partnership Preferred Interest means an ownership interest in the Series B, Series C or Series D redeemable Preferred Interests of the Partnership.

     1.41 Existing Partnership Subordinated Preferred Interest means an ownership interest in the Series G Preferred Interests of the Partnership.

     1.42 Existing Refining Equity Interest means an equity ownership interest in Pride Refining, Inc., a Texas corporation.

     1.43 Final Order means an order or judgment of a court which (a) shall not have been reversed, vacated, stayed, modified or amended and the time to appeal from, or to seek review or rehearing of, shall have expired and as to which no appeal or petition for review, rehearing or certiorari is pending, or (b) if appealed from shall have been affirmed and no further hearing, appeal or petition for certiorari can be taken or granted.

     1.44 General Partners means Refining and Pride SGP in their capacity as general partners of the Partnership or Refining in its capacity as the sole general partner of the Reorganized Partnership, as applicable.

     1.45 General Unsecured Claim(s) means any Unsecured Claim that is not an Administrative Expense, an Unsecured Priority Tax Claim, a
Secured Tax Claim, a Priority Non-Tax Claim, a Secured Claim, a
Penalty Claim, or a Deficiency Claim.

     1.46 Governmental Unit means a governmental unit as such term is defined in section 101(27) of the Bankruptcy Code.

     1.47 Impaired, with respect to any Claim or Interest, shall have the meaning set forth in Section 1124 of the Bankruptcy Code.

     1.48 Interests means, as of the Petition Date, equity interests in the Debtors.

     1.49 Lien means any security interest, charge against, encumbrance upon or other interest in property, the purpose of which is to secure payment of a debt or performance of an obligation.

     1.50 Management means the following officers or directors of
Refining: Brad Stephens, Dave Caddell, Wayne Malone and George
Percival.

     1.51 New Guaranty or New Guaranties means the guaranties to be issued by Reorganized Refining pursuant to the Plan.

     1.52 New Guaranty Security Documents means the security and pledge agreement and mortgages pursuant to which certain Collateral shall be pledged to secure Reorganized Refining's obligations under its New Guaranties.

     1.53 New Partnership Common Interest means the units of common limited partnership interests in the Reorganized Partnership to be issued on the Effective Date pursuant to the Plan.

     1.54 New Partnership Senior Preferred Interest means the senior preferred interests to be authorized and issued on the Effective Date by the Reorganized Partnership to Management severally pursuant to the Plan.

     1.55 New Secured Notes means the secured notes to be issued by the Reorganized Partnership to Management severally with respect to their Allowed Secured Claims pursuant to the Plan.

     1.56 New Security Documents means the security and pledge agreement and mortgages pursuant to which certain property of the Partnership shall be pledged to secure the Reorganized Partnership's obligations under the New Secured Notes, substantially in the form filed on or prior to the Confirmation Date.

     1.57 New Unsecured Notes means the unsecured notes to be issued by the Reorganized Partnership to Management severally with respect to their Allowed Unsecured Claims pursuant to the Plan.

     1.58 Partnership means Pride Companies, L.P., a Delaware limited partnership.

     1.59 Penalty Claim means a Claim for any fine, penalty, forfeiture, or damages that is not in compensation for actual pecuniary loss suffered by the holder of such Claim.

     1.60 Petition Date means (a) with regard to the Partnership, January 17, 2001, the date on which the Partnership filed a petition for relief under chapter 11 of the Bankruptcy Code, and (b) with regard to Refining, January 18, 2001, the date on which Refining commenced its Bankruptcy Case under chapter 11 of the Bankruptcy Code.

     1.61 Plan means this Second Amended and Restated Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code proposed by the Debtors, as amended, supplemented, restated or otherwise modified from time to time thereafter, and all exhibits and schedules to the foregoing, as the same may be in effect at the time such reference becomes operative.

     1.62 Plan Documents or Plan Related Documents mean the agreements, documents and instruments entered into on or as of the Effective Date as contemplated by, and in furtherance of, the Plan, including but not limited to the Varde Unsecured Note, the Subordination Agreement and the financing statements reflecting the negative pledges with respect thereto.

     1.63 Pride SGP means Pride SGP, Inc., a Texas corporation.

     1.64 Priority Non-Tax Claim(s) means any Claim other than an Administrative Expense to the extent such Claim is entitled to priority in payment under section 507(a) of the Bankruptcy Code, except for Claims entitled to priority under Section 507(a)(8) of the Bankruptcy Code.

     1.65 Professionals means those Entities: (a) employed pursuant to an order of the Bankruptcy Court in accordance with Sections 327 or 1103 of the Bankruptcy Code providing for compensation for services rendered prior to the Effective Date pursuant to Sections 327, 328, 329, 330 and 331 of the Bankruptcy Code, or (b) seeking compensation and reimbursement pursuant to Sections 503(b)(2) or (4) of the Bankruptcy Code.

     1.66 Pro Rata means proportionately, based on the percentage amount of the Distribution made on account of a particular Allowed Claim or Interest and the Distributions made on account of all Allowed Claims or Interests of the Class in which the particular Allowed Claim or Interest is included.

     1.67 Refining means Pride Refining, Inc., a Texas corporation.

     1.68 Reorganized Debtors means the Debtors from and after the Effective Date.

     1.69 Reorganization Expenses means all expenses incurred by the Reorganized Debtors in connection with carrying out the terms of the Plan, including any taxes owed by the Debtors, if any, attributable to the implementation of the Plan, or the ownership, operation, or disposition of the Debtors' assets.

     1.70 Reorganized Partnership means Pride Companies, L.P. from and after the Effective Date.

     1.71 Reorganized Refining means Pride Refining, Inc. from and after the Effective Date.

     1.72 Reorganization Securities means the New Secured Notes, the New Unsecured Notes, the Varde Unsecured Note, the New Partnership Senior Preferred Interests and the New Partnership Common Interests.
1.73 Royalty Claims means any Claim based on an ownership interest in oil, gas and/or minerals (either in severalty or in common with other owners) purchased by the Partnership.

     1.74 Schedules means the schedules of assets and liabilities and the statement of financial affairs filed by the Debtors with the Bankruptcy Court under section 521 of the Bankruptcy Code and Bankruptcy Rule 1007 on February 16, 2001, as they may be amended from time to time.

     1.75 Secured Claim means a Claim secured by a Lien on Collateral to the extent of the value of such Collateral (a) as set forth in the Plan, (b) as agreed to by the holder of such Claim and the Debtors or
(c) as determined pursuant to a Final Order in accordance with Section 506(a) of the Bankruptcy Code or, in the event that such Claim is subject to setoff under Section 553 of the Bankruptcy Code, to the extent of such setoff.

     1.76 Secured Tax Claim means any claims for taxes which is a Secured Claim.

     1.77 Settlement Agreement means the Compromise and Settlement Agreement, made and entered into effective as of October 18, 2001, by and among Varde, Debtors, Brad Stephens, Dave Caddell, Wayne Malone and George Percival.

     1.78 Settlement Order means an order of the Bankruptcy Court approving the settlement motion regarding the Settlement Agreement that shall not have been reversed, vacated, stayed, modified or amended and that is immediately effective under Rule 6004(g) of the Federal Rules of Bankruptcy Procedure.

     1.79 Subordination Agreement means an agreement to be entered into by Varde and Management, effective as of the Effective Date, providing for the full subordination by Management of the debt and equity securities received by Management pursuant to the Plan (other than the Existing Partnership Common Interests or New Partnership Common Interests received by Management, and the Refining Interests retained by Management) to the payment in full of all of the consideration to be paid to Varde as provided in the Settlement Agreement, including the right to succeed to Management's rights to receive payments from such debt and equity securities, and apply the same in reduction of the Varde indebtedness, with Management having full rights of subrogation in the Varde Unsecured Note after the full payment of the payments to be made to Varde as provided in the Settlement Agreement. The Subordination Agreement shall also provide that Management shall have the right to vote the equity and debt securities received by Management pursuant to the Plan in any subsequent plan of reorganization and that Management debt and equity securities subject thereto shall contain legends noting the existence of the Subordination Agreement. In addition, the Subordination Agreement shall contain an agreement of Reorganized Refining and Management, as an Addendum thereto, to hold in trust and pay over to Varde any distributions or payments received by any of them from the Reorganized Partnership which are paid in violation of the Reorganized Partnership's agreement not to pay distributions or payments on its Existing Partnership Common Interests, its New Partnership Common Interests or its general partner interests in the Reorganized Partnership until all claims of Varde are paid in full as provided in the Plan. The form of the Subordination Agreement, with the Addendum thereto, is attached hereto as Exhibit B.

     1.80 Trade Accounts Payable or Trade A/P means all accounts payable of the Debtors to vendors supplying the Debtors with goods or services in the ordinary course of business.

     1.81 Unimpaired means a Claim that is not Impaired.

     1.82 Unsecured means a Claim that is not secured by a Lien.

     1.83 Unsecured Claim of Varde means the Claim of Varde arising under the Settlement Agreement to the extent that it has not previously been satisfied.

     1.84 Unsecured Priority Tax Claims means any Claim, other than an Administrative Expense or Secured Tax Claim, to the extent such Claim is entitled to priority under Section 507(a)(8) of the Bankruptcy
Code.

     1.85 Varde means Varde Partners, Inc.

     1.86 Varde Group means Varde and each of its affiliates and each of their respective directors, officers, shareholders, subsidiaries, agents, sales agents, partners, representatives, attorneys, assigns, predecessors, successors, servants and employees, past and present.

     1.87 Varde Unsecured Note means the $9,000,000 unsecured promissory note to be issued by the Reorganized Debtors to Varde in partial satisfaction of its Allowed Unsecured Claim as provided in
Article V hereof. The form of the Varde Unsecured Note is attached hereto as Exhibit A.

     1.88 Other Definitions. Unless the context otherwise requires, any capitalized term used and not defined in the Plan but that is defined in the Bankruptcy Code shall have the meaning set forth in the Bankruptcy Code. Wherever from the context it appears appropriate, each term stated either in the singular or the plural shall include the singular and the plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. The words "herein", "hereof", "hereto", "hereunder", and others of similar inference refer to the Plan as a whole and not to any particular section, subsection or clause contained in the Plan.

                              ARTICLE II

                          SUMMARY OF THE PLAN

     The following is a brief summary of the general terms of the Plan for each Debtor. Each Debtor and its Creditors are separately treated in the Plan and substantive consolidation of the Debtors is not proposed nor provided for. Parties in interest should review the entire Plan for a more complete explanation of the treatment of each of the Debtors' Creditors and Interest holders. The Plan contemplates the reorganization of the Debtors pursuant to the terms of the Plan.

     A.   Pride Companies, L.P.

     Claimants and Interests holders holding Allowed Claims and Interests against Pride shall receive the following treatment under the Plan:

CLASS               CLAIMANT                      TREATMENT

N/A     ALLOWED ADMINISTRATIVE          Paid in full as soon as
        EXPENSES (Est. $1,800,000)      practicable after the
                                        Effective Date, or after such
                                        expense is Allowed by the
                                        Court, which ever is later.


N/A     ALLOWED UNSECURED PRIORITY      Paid in full on the later of
        TAX CLAIMS (Est. $ 700,000)     (1) as soon as practicable
                                        after the Effective Date, (2)
                                        as soon as practicable after
                                        such Claim becomes an Allowed
                                        Claim, or (3) if the payment
                                        on the Claim is not due as of
                                        the Confirmation Date, when
                                        the payment is due in the
                                        ordinary course of the
                                        Partnership's business.


1.      ALLOWED SECURED TAX CLAIMS      Paid in full in 12 equal
        (Est. $ 500,000)                monthly installments with
                                        interest at 7.5% per annum (or
                                        such other rate as is
                                        determined by the Court).

2.      ALLOWED NON-TAX PRIORITY        Paid in full as soon as
        CLAIMS                          practicable after the
                                        Effective Date, or after such
                                        Claim is Allowed, whichever is
                                        later.

3.      ALLOWED SECURED CLAIMS OF       Shall receive New Secured
        MANAGEMENT (Est. $2,100,000)    Notes in the original
                                        principal amount of
                                        $2,100,000, bearing interest
                                        at 7.5% per annum (or such
                                        other rate as is determined by
                                        the Court), payable in equal
                                        annual installments as
                                        necessary to equally amortize
                                        the debt over a 10-year
                                        period.  Pursuant to the
                                        Subordination Agreement to be
                                        entered into by Varde and
                                        Management, Management shall
                                        not be entitled to receive or
                                        retain any payments under the
                                        New Secured Notes unless and
                                        until all claims of Varde are
                                        paid in full as provided in
                                        the Plan (including, without
                                        limitation, the payment of
                                        $12,000,000 pursuant to the
                                        Settlement Agreement, the
                                        payment of $4,000,000 on the
                                        Effective Date and the payment
                                        of all amounts due under the
                                        Varde Unsecured Note), but
                                        interest shall accrue thereon
                                        from the date of issuance
                                        until paid.

4.      ALLOWED SECURED CLAIM OF        Paid in full as soon as
        FLEET BANK, N.A.(Est. $30,000)  practicable after the
                                        Effective Date, or after such
                                        Claim is Allowed, whichever is
                                        later.

5.      ALLOWED UNSECURED CLAIM OF      Paid in full as follows: (1)
        VARDE (Est. $13,000,000)        deemed an Unsecured Allowed
                                        Claim in the amount of
                                        $13,000,000 to be paid as set
                                        forth below and (2) receives
                                        the benefits, rights, and
                                        protections of the Settlement
                                        Order (and the Settlement
                                        Agreement), including the
                                        payments provided for
                                        thereunder being indefeasibly
                                        paid to Varde prior to the
                                        Effective Date. The
                                        $13,000,000 Allowed Unsecured
                                        Claim shall be paid in full as
                                        follows:  (1) $4,000,000 paid
                                        in cash on the Effective Date
                                        (together with interest
                                        thereon at the rate of 7.5%
                                        per annum commencing 10 days
                                        after the Effective Date); and
                                        (2) the balance paid by
                                        delivery of the Varde
                                        Unsecured Note in the original
                                        principal amount of
                                        $9,000,000, bearing interest
                                        at (i) 7.5% per annum for 6
                                        months commencing the earlier
                                        of the Effective Date or March
                                        31, 2002, (ii) 10.0% per annum
                                        for the next 18 months, and
                                        (iii) 15.0% per annum
                                        thereafter until maturity;
                                        payable as follows:  (i) a
                                        payment of all accrued and
                                        unpaid interest shall be due
                                        12 months after the Effective
                                        Date, (ii) a payment of
                                        principal and interest as
                                        necessary to fully amortize
                                        the indebtedness over an 8
                                        year amortization period shall
                                        be due 24 months after the
                                        Effective Date, and (iii) a
                                        payment of all unpaid
                                        principal and all accrued and
                                        unpaid interest shall be due
                                        36 months after the Effective
                                        Date.  The Varde Unsecured
                                        Note will provide inter alia
                                        for a Prepayment Discount (as
                                        hereinafter defined),
                                        mandatory prepayments and
                                        certain negative covenants,
                                        the terms of which are more
                                        fully described in Article V
                                        of the Plan.

6.      ALLOWED UNSECURED CLAIMS OF     Shall receive (i) a cash
        MANAGEMENT (Est. $1,500,000)    payment as soon as practicable
                                        after the Effective Date in an
                                        amount equal to their Allowed
                                        Unsecured Claims arising under
                                        indemnity obligations of the
                                        Partnership, plus (ii) New
                                        Unsecured Notes in the
                                        aggregate original principal
                                        amount of their remaining
                                        Allowed Unsecured Claims,
                                        bearing interest at 7.5% per
                                        annum (or such other rate as
                                        is determined by the Court),
                                        payable in equal annual
                                        installments as necessary to
                                        amortize the debt over a
                                        10-year period.  Pursuant to
                                        the Subordination Agreement,
                                        Management shall not be
                                        entitled to receive or retain
                                        any payments under the New
                                        Unsecured Notes unless and
                                        until all claims of Varde are
                                        paid in full as provided in
                                        the Plan (including, without
                                        limitation, the payment of
                                        $12,000,000 pursuant to the
                                        Settlement Agreement, the
                                        payment of $4,000,000 on the
                                        Effective Date and the payment
                                        of all amounts due under the
                                        Varde Unsecured Note), but
                                        interest shall accrue on the
                                        New Unsecured Notes from the
                                        date of their issuance until
                                        paid.

7.      ALLOWED UNSECURED ROYALTY       Allowed Royalty Claims shall
        CLAIMS (Est. $9,000,000)        be paid in full as due in the
                                        ordinary course of business,
                                        on the later of (i) the
                                        Effective Date or (ii) such
                                        date the claim becomes due, in
                                        accord with the Texas Natural
                                        Resources Code.

8.      ALLOWED GENERAL UNSECURED       Shall be paid in full, with
        CLAIMS (EXCLUDING CLASSES 5,    7.5% (or such other rate as is
        6 AND 7) (Est. $2,700,000)      determined by the Court)
                                        interest per annum from the
                                        Effective Date upon the later
                                        of (i) 6 months after the
                                        Effective Date, or (ii) when
                                        Allowed.

9.      ALLOWED EXISTING PARTNERSHIP    Shall retain its Interests.
        GENERAL PARTNERSHIP INTEREST    Pursuant to the Subordination
        OF REFINING                     Agreement, the Reorganized
                                        Partnership shall agree that
                                        no payments or distributions
                                        shall be made with respect to
                                        the general partner interest
                                        in the Reorganized Partnership
                                        until all claims of Varde are
                                        paid in full as provided in
                                        the Plan.

10.     ALLOWED EXISTING PARTNERSHIP    Shall be cancelled and the
        GENERAL PARTNERSHIP INTEREST    holder shall receive a cash
        OF PRIDE SGP (.1%)              payment of $3,500 (or such
                                        amount determined by the Court
                                        to be the current fair market
                                        value of such interest) as
                                        soon as practicable after the
                                        Effective Date or upon
                                        determination of the fair
                                        market value, whichever is
                                        later.

11.     ALLOWED EXISTING PARTNERSHIP    Shall receive New Partnership
        PREFERRED INTERESTS OF          Senior Preferred Interests
        MANAGEMENT (Est. $8,300,000)    with an aggregate $8,300,000
                                        liquidation preference, which
                                        shall provide cumulative
                                        dividends of 7.5% per annum
                                        (or such other rate as is
                                        determined by the Court), and
                                        will be subject to mandatory
                                        redemption in equal annual
                                        installments as necessary to
                                        fully redeem the New
                                        Partnership Senior Preferred
                                        Interests over 15 years.
                                        $2,000,000 of the New
                                        Partnership Preferred
                                        Interests shall only earn and
                                        accrue preferential
                                        distributions on such amount
                                        that is equal to the
                                        Prepayment Discount (as more
                                        fully in Article V of the
                                        Plan) earned on the Varde
                                        Unsecured Note.  Distributions
                                        on such $2,000,000 of New
                                        Partnership Senior Preferred
                                        Interests shall commence to
                                        accrue on the date through
                                        which interest was last paid
                                        on the Varde Unsecured Note
                                        or, if no interest has been
                                        paid thereon, the date that
                                        interest began to accrue on
                                        the Varde Unsecured Note.  In
                                        addition, the New Partnership
                                        Senior Preferred Interests in
                                        an amount equal to $2,000,000
                                        less the actual Prepayment
                                        Discount earned on the Varde
                                        Unsecured Note, shall be
                                        redeemable for $1.00 on the
                                        earlier of payment in full of
                                        the Varde Unsecured Note and
                                        the maturity date of the Varde
                                        Unsecured Note.  Pursuant to
                                        the Subordination Agreement,
                                        Management shall not be
                                        entitled to receive or retain
                                        any payments or distributions
                                        on the New Partnership Senior
                                        Preferred Interests until all
                                        claims of Varde are paid in
                                        full as provided in the Plan
                                        (including, without
                                        limitation, the payment of
                                        $12,000,000 pursuant to the
                                        Settlement Agreement, the
                                        payment of $4,000,000 on the
                                        Effective Date and the payment
                                        of all amounts due under the
                                        Varde Unsecured Note), but
                                        distributions shall accrue on
                                        the New Partnership Senior
                                        Preferred Interests.

12.     ALLOWED EXISTING PARTNERSHIP    Shall retain their Existing
        SUBORDINATED PREFERRED          Partnership Subordinated
        INTERESTS OF PRIDE SGP          Preferred Interests, and shall
        (Est. $3,144,000)               continue to be subordinated to
                                        the New Partnership Senior
                                        Preferred Interests.

13.    ALLOWED EXISTING PARTNERSHIP     Existing Partnership Common
       COMMON INTERESTS                 Interests shall be cancelled
                                        and the Partnership shall
                                        issue New Partnership Common
                                        Interests, one unit for each
                                        3,200 units of Existing
                                        Partnership Common Interests,
                                        plus a cash payment in lieu of
                                        issuing fractional units in an
                                        amount equal to a Pro Rata
                                        price equal to $2,240 per full
                                        New Partnership Common
                                        Interest unit (or such other
                                        amount as the Bankruptcy Court
                                        determines to be the fair
                                        market value thereof);
                                        provided, however, that if
                                        this Class of equity owners
                                        does not accept the Plan as
                                        required under Section 1126(d)
                                        of the Bankruptcy Code, then
                                        all holders of Existing
                                        Partnership Common Interests
                                        shall retain their Existing
                                        Partnership Common Interest
                                        and this Class shall be
                                        unimpaired.<F1>  Pursuant to
                                        the Subordination Agreement,
                                        the Reorganized Partnership
                                        shall agree that no payments
                                        or distributions shall be made
                                        with respect to the common
                                        interests in the Reorganized
                                        Partnership until all claims
                                        of Varde are paid in full as
                                        provided in the Plan.

     <F1> If this class of equity accepts the Plan as provided above, the Plan provides for a reverse unit split, whereby the Partnership will be converted from a publicly traded entity to a privately owned entity. The Debtors contemplate that this change will allow the Partnership to save approximately $200,000 to $300,000 currently spent annually complying with the reporting requirements of the Securities and Exchange Commission and the Internal Revenue Service.


     B.   Pride Refining, Inc.


     Claimants and Interests holders holding Allowed Claims and Interests against Refining shall receive the following treatment under the Plan:

CLASS          CLAIMANT                         TREATMENT


N/A     ALLOWED ADMINISTRATIVE          Paid in full as soon as
        EXPENSES (Est. $50,000)         practicable after the
                                        Effective Date or after such
                                        Claim is allowed, whichever is
                                        later.

N/A     ALLOWED UNSECURED PRIORITY      Paid in full on the later of
        TAX CLAIMS                      (1) as soon as practicable
                                        after the Effective Date, (2)
                                        as soon as practicable after
                                        such Claim becomes an Allowed
                                        Claim, or (3) if the payment
                                        on the Claim is not due as of
                                        the Confirmation Date, when
                                        the payment is due in the
                                        ordinary course of Refining's
                                        business.

1.    ALLOWED SECURED TAX CLAIMS        Paid in full as soon as
                                        practicable after the
                                        Effective Date or after such
                                        Claim is Allowed, whichever is
                                        later.  Each holder of a
                                        Refining Class 1 Claim, to the
                                        extent it holds a
                                        post-petition ad valorem tax
                                        lien under state law, shall
                                        retain its lien until paid in
                                        full.

2.      ALLOWED PRIORITY NON-TAX        Paid in full as soon as
        CLAIMS                          practicable after the
                                        Effective Date or after such
                                        Claim is Allowed, whichever is
                                        later.

3.      ALLOWED UNSECURED CLAIM OF      Paid in full by the execution
        VARDE                           and delivery by Reorganized
                                        Refining as a joint obligor of
                                        the Varde Unsecured Note.  For
                                        a more complete description of
                                        the Varde Unsecured Note, see
                                        the description of the
                                        treatment of the Class 5 Claim
                                        of Varde with respect to Pride
                                        Companies, L.P. above.

4.      ALLOWED GUARANTY CLAIMS OF      This obligation shall be paid
        MANAGEMENT (GUARANTY OF         by the Partnership pursuant
        MANAGEMENT'S SECURED NOTE       to the Plan.  Reorganized
        AND UNSECURED NOTE)             Refining shall execute a New
                                        Guaranty guaranteeing the
                                        Reorganized Partnership's Plan
                                        payments, as well as a new
                                        security agreement securing
                                        the New Guaranty obligation.
                                        Pursuant to the Subordination
                                        Agreement, Management shall
                                        not be entitled to receive or
                                        retain any payments under the
                                        New Guaranty of Reorganized
                                        Refining unless and until all
                                        claims of Varde are paid in
                                        full as provided in the Plan
                                        (including, without
                                        limitation, the payment of
                                        $12,000,000 pursuant to the
                                        Settlement Agreement, the
                                        payment of $4,000,000 on the
                                        Effective Date and the payment
                                        of all amounts due under the
                                        Varde Unsecured Note).

5.      ALLOWED GENERAL UNSECURED       Claims that Refining is liable
        CLAIMS (OTHER THAN THOSE        for only in its capacity as a
        INCLUDED IN CLASS 4)            general partner of the
                                        Partnership will be paid by
                                        the Partnership as provided in
                                        Article V.A. of the Plan.  All
                                        other claims shall be paid in
                                        full per annum upon the later
                                        of (i) 6 months after the
                                        Effective Date, or (ii) when
                                        Allowed.

6.      ALLOWED EXISTING REFINING       Shall retain their Interests
        EQUITY INTERESTS                in Reorganized Refining.


                             ARTICLE III

                       CLASSIFICATION OF CLAIMS

      3.1 Treatment of Claims. The Plan is intended to resolve all Claims against the Debtors or property of the Debtors of whatever character, whether contingent or unliquidated, or whether allowed by the Bankruptcy Court pursuant to Section 502(a) of the Property Code.

     3.2 Division of Claims. For purposes of voting and Confirmation, except as otherwise provided herein, all Claims and Interests shall be classified separately for each Debtor under the Plan. An Allowed Claim is in a particular class only to the extent that such Claim qualifies within the description of that class and is in a different class to the extent that the remainder of the Claim qualifies within the description of a different class.

     3.3 Administrative Expenses and Unsecured Priority Tax Claims. As provided in section 1123(a)(1) of the Bankruptcy Code, Administrative Expenses and Unsecured Priority Tax Claims against the Debtors shall not be classified under the Plan. Rather, all such Administrative Expenses and Claims are treated separately pursuant to the terms set forth in Article IV of the Plan.

     3.4 Allowed Claims and Interests. A Claim or Interest is in a particular Class only to the extent that the Claim or Interest is an Allowed Claim or an Allowed Interest.

     3.5 Classification of Claims and Interests. Claims against and Interests in the Debtors are classified as follows:

          (a) Pride Companies, L.P.:

               Partnership Class 1:     Allowed Secured Tax
Claims

               Partnership Class 2:     Allowed Priority Non-Tax
                                        Claims

               Partnership Class 3:     Allowed Secured Claims Of
                                        Management

               Partnership Class 4      Allowed Secured Claim of
                                        Fleet Bank, N.A.

               Partnership Class 5:     Allowed Unsecured Claim of
                                        Varde

               Partnership Class 6:     Allowed Unsecured Claims Of
                                        Management

               Partnership Class 7      Allowed Unsecured Royalty
                                        Claims

               Partnership Class 8:     Allowed General Unsecured
                                        Claims (Excluding Classes 5, 6
                                        and 7)

               Partnership Class 9:     Allowed Existing Partnership
                                        General Partnership Interests
                                        of Refining

               Partnership Class 10:    Allowed Existing Partnership
                                        General Partnership Interests
                                        of Pride SGP

               Partnership Class 11:    Allowed Existing Partnership
                                        Preferred Interests of
                                        Management

               Partnership Class 12:    Allowed Existing Partnership
                                        Subordinated Preferred
                                        Interests of Pride SGP

               Partnership Class 13:    Allowed Existing Partnership
                                        Common Interests

          (b) Pride Refining, Inc.:


               Refining Class 1:        Allowed Secured Tax Claims

               Refining Class 2:        Allowed Priority Non-Tax
                                        Claims

               Refining Class 3:        Allowed Unsecured Claim of
                                        Varde

               Refining Class 4:        Allowed Guaranty Claims Of
                                        Management

               Refining Class 5:        Allowed General Unsecured
                                        Claims Other Than Those
                                        Included In Classes 3 and 4

               Refining Class 6:        Allowed Refining Equity
                                        Ownership Interests


                              ARTICLE IV

                       TREATMENT OF UNCLASSIFIED

                ADMINISTRATIVE EXPENSES AND TAX CLAIMS

     4.1  Administrative Expenses.

          (a) Allowed Administrative Expenses Against the Debtors. Subject to the Administrative Expense bar date provisions set forth in
Section 4.1(b) below, the holders of Allowed Administrative Expenses against the Debtors, unless otherwise agreed, are entitled to priority under Section 507(a)(1) of the Code. Claimants entitled to payment of administrative expenses pursuant to Sections 503 and 507(a) of the Code shall receive, on account of such Allowed Administrative Expense, cash in the full amount of such Allowed Administrative Expense on the Effective Date or as soon as practical after such expense is Allowed by the Court.

          (b) Administrative Expense Bar Date for Filing Applications for Allowance and Payment of Administrative Expenses. Applications for allowance and payment of Administrative Expenses, other than for Professional fees and expenses, must be filed on or before the twentieth (20th) day following entry of the Confirmation Order. The Court shall not consider any application for allowance of Administrative Expenses, other than for Professional fees and expenses, filed after this date.

     4.2 Unsecured Priority Tax Claims. In accordance with Section 1129(a)(9)(C), all Unsecured Priority Tax Claims that are Allowed Claims against the Debtors, shall be paid in full on the latter of (i) as soon as practical after the Effective Date, (ii) as soon as practical after such Claim becomes an Allowed Claim, or (iii) if the payment on the Claim is not due as of the Confirmation Date, when the payment is due in the ordinary course of the respective Debtors' business.

     4.3 Disallowance of Certain Interest and Penalties on Claims. Except as otherwise specifically provided in the Plan, holders of Claims shall not receive any payment on account of post-Petition Date interest, or pre- and post-Petition Date Penalty Claims, arising in connection with such Claims. Holders of such Claims shall not assess or attempt to collect such interest or Penalty Claims from the Debtors, or from any of their assets.

                              ARTICLE V

               TREATMENT OF ALLOWED CLAIMS AND INTERESTS

     Except as provided herein, each Allowed Claim and Interest classified in Article III shall be satisfied in full upon the delivery to the holder of such Claim or Interest by the respective Debtors of the cash, property or other consideration provided for in this Article V for Claims in the class to which such Allowed Claim belongs. Following the entry of the Confirmation Order, the rights of all Creditors and Interest holders shall be limited exclusively to the specific benefits made available and set forth under the Plan. Upon payment of Allowed Claims pursuant hereto, as a condition to such payment, the payee shall execute and deliver to the payor appropriate releases, receipts and acknowledgements with respect to such payments.

     A. Pride Companies, L.P.

     5.1 Treatment of Allowed Partnership Class 1 Claims (Allowed Secured Tax Claims). Each Class 1 Claim that is an Allowed Claim shall be paid in full, together with 7.5% (or such other rate that the Court determines to be the appropriate fair market rate) interest thereon on and after the Effective Date, in twelve (12) equal monthly installments commencing on the latter of (i) the month following the Effective Date or (ii) when such claim becomes an allowed claim. Each Partnership Class 1 claimant shall retain its lien until paid in full. (Impaired).

     5.2 Treatment of Allowed Partnership Class 2 Claims (Priority Non-Tax Claims). Each Class 2 Claim that is an Allowed Claim shall be paid in cash, in full, on the latter of (a) as soon as practicable after the Effective Date or (b) as soon as practicable after the date on which such Claim becomes an Allowed Claim. (Unimpaired).

     5.3 Treatment of Allowed Partnership Class 3 Claims (Secured Management Claims). Each Class 3 Claim that is an Allowed Claim shall be paid by delivery of a New Secured Note of the Reorganized Partnership in the aggregate original principal amount of $2,100,000 bearing interest at 7.5% per annum (or such other rate that the Court determines to be the appropriate fair market rate), payable in equal annual installments sufficient to amortize such note over a ten-year period and secured by all assets of the Reorganized Partnership. Pursuant to the Subordination Agreement to be entered into by Varde and Management, Management shall not be entitled to receive or retain any payments under the New Secured Notes until all claims of Varde are paid in full as provided in the Plan (including, without limitation, the payment of $12,000,000 pursuant to the Settlement Agreement, the payment of $4,000,000 on the Effective Date and the payment of all amounts due under the Varde Unsecured Note), but interest shall accrue thereon from the date of issuance until paid in full. (Impaired)

     5.4 Treatment of Allowed Partnership Class 4 Claim (Secured Claim of Fleet) The Class 4 Claim that is an Allowed Claim shall be paid in full as soon practicable after the Effective Date or after such Claim is Allowed, whichever is later.

     5.5 Treatment of Allowed Partnership Class 5 Claims (Unsecured Claim of Varde) The Class 5 Claim of Varde shall be paid in full and treated as follows: (1) deemed an Allowed Unsecured Claim in the amount of $13,000,000 to be paid as set forth below and (2) shall receive all of the benefits and protections of the Settlement Order and the Settlement Agreement, including the payments provided for thereunder being deemed indefeasibly paid to Varde prior to the Effective Date. The $13,000,000 Allowed Unsecured Claim shall be paid in full as follows: (1) $4,000,000 paid in cash on the Effective Date (together with interest thereon at the rate of 7.5% per annum commencing 10 days after the Effective Date); and (2) the balance paid by delivery of the Varde Unsecured Note in the original principal amount of $9,000,000 bearing interest at (i) 7.5% per annum for 6 months commencing the earlier of the Effective Date or March 31, 2002,
(ii) 10.0% per annum for the next 18 months, and (iii) 15.0% per annum thereafter until maturity; payable as follows: (i) a payment of all accrued and unpaid interest shall be due 12 months after the Effective Date, (ii) a payment of principal and interest as necessary to fully amortize the indebtedness over an 8 year amortization period shall be due 24 months after the Effective Date, and (iii) a payment of all unpaid principal and all accrued and unpaid interest shall be due 36 months after the Effective Date. The Varde Unsecured Note will provide that all net proceeds from (i) any sale by the Reorganized Partnership of the excess assets of the Reorganized Partnership commonly referred to as the Carswell Pipeline and (ii) all other sales of assets, other than in the ordinary course of business (exclusive of the sale of the Carswell Pipeline), in excess of the aggregate amount of $500,000 per calendar year shall be paid on the Varde Unsecured Note as a mandatory prepayment. The Varde Unsecured Note will provide for prepayment discounts (the "Prepayment Discount") equal to $2,000,000 plus all accrued but unpaid interest on such Prepayment Discount, which shall be allowed upon prepayment in full of all payments to be made to Varde as provided in the Plan on or before the Effective Date (or a pro rata portion of such Prepayment Discount shall be allowed upon a prepayment in part, but not all, of all payments to be made to Varde as provided in the Plan). After the Effective Date (a) the Prepayment Discount upon any prepayment in full of the Varde Unsecured Note (provided that cash payments in the aggregate principal amount of $16,000,000 due Varde as provided in the Settlement Agreement and the Plan have been paid in full on or before the Effective Date) shall be equal to (i) $1,852 multiplied by the number of days remaining until the stated maturity date of the Varde Unsecured Note, as of the date of the prepayment in full, plus (ii) the interest accrued and unpaid on the amount calculated under (i) hereof (for example, if the Reorganized Debtors repay the entire indebtedness owing under the Varde Unsecured Note twenty (20) days before maturity, the $9,000,000 principal balance of the Varde Unsecured Note would be discounted by an amount equal to $1,852 multiplied by twenty (20), or $37,040, plus any accrued but unpaid interest on such $37,040 amount; and the principal amount then due and owing would be $8,962,960, less the accrued but unpaid interest on the sum of $37,040), and (b) the Prepayment Discount upon any prepayment in part, but not in full, of the Varde Unsecured Note, shall be a pro rata portion of the full discount provided for herein. The Reorganized Debtors shall be entitled to the Prepayment Discount regardless of the source of the prepayment, including, without limitation, prepayments made pursuant to the Subordination Agreement and prepayments from the net proceeds of all asset sales which are required to be applied as a mandatory prepayment as provided above (including, without limitation, from a sale of the Carswell Pipeline and from the sale of other assets). The Varde Unsecured Note shall contain a negative pledge covenant that will prohibit the Reorganized Debtors incurring or placing liens on their assets after the Effective Date (other than liens to be in effect on the Effective Date as contemplated in the Plan and certain other liens); provided, however, the Reorganized Debtors shall be entitled to incur or place liens on their respective assets to secure indebtedness if 100% of the net proceeds thereof is concurrently applied to a prepayment of the Varde Unsecured Note. In addition, the Varde Unsecured Note shall contain a covenant providing that the Reorganized Partnership shall not make any distributions on its Common Interests or its general partnership interests until all claims of Varde are paid in full as provided in the Plan and shall provide that the Reorganized Debtors shall perform their obligations under the Subordination Agreement and the Addendum thereto. All debt evidenced by the Varde Unsecured Note shall, at the option of Varde, become immediately due and payable in the event of a default under such covenants. The Varde Unsecured Note shall also provide that Varde will be entitled to attorneys' fees in certain circumstances as more fully described in the Settlement Agreement. (Impaired)

     5.6 Treatment of Allowed Partnership Class 6 Claims (Unsecured Management Claims). Each Class 6 Claim that is an Allowed Claim shall receive (i) a cash payment as soon as practicable after the Effective Date in an amount equal to their Allowed Claim arising under indemnity obligations of the Partnership, plus (ii) a New Unsecured Note in the original principal amount of their remaining Allowed Unsecured Claim (the aggregate original principal amount of the New Unsecured Notes shall be $1,100,000), bearing interest at 7.5% per annum (or such other rate as is determined by the Court), payable in equal annual installments as necessary to amortize the debt over a 10-year period. Pursuant to the Subordination Agreement, Management shall not be entitled to receive or retain any payments under the New Unsecured Notes unless and until all claims of Varde are paid in full as provided in the Plan (including, without limitation, the payment of $12,000,000 pursuant to the Settlement Agreement, the payment of $4,000,000 on the Effective Date and the payment of all the amounts due under the Varde Unsecured Note), but interest shall accrue on the New Unsecured Notes from the date of their issuance until paid. (Impaired)

     5.7 Treatment of Allowed Partnership Class 7 Claims (Unsecured Royalty Claims). Each Class 7 Claim that is an Allowed Claim shall be paid in full as due in the ordinary course of business, on the later of (I) the Effective Date of (ii) such date the claim becomes due, in accord with the Texas Natural Resource Code. (Unimpaired)

     5.8 Treatment of Allowed Partnership Class 8 Claims (General Unsecured Claims, Excluding Those Included in Classes 5, 6 and 7). Each Class 8 Claim that is an Allowed Claim shall be paid in cash in full on the later of (i) six (6) months after the Effective Date, or
(ii) when Allowed.  (Impaired)

     5.9 Treatment of Allowed Partnership Class 9 Claims (Existing Partnership General Partnership Interest of Refining). Refining shall retain its Existing Partnership General Partnership Interest, which shall become the general partner interest in the Reorganized Partnership. Pursuant to the Subordination Agreement, the Reorganized Partnership shall agree that no payments or distributions shall be made with respect to the general partner interest in the Reorganized Partnership until all claims of Varde are paid in full as provided in the Plan. (Unimpaired)

     5.10 Treatment of Allowed Partnership Class 10 Claims (Existing Partnership General Partnership Interest of Pride SGP). Pride SGP's Existing General Partnership Interest in the Partnership shall be cancelled and Pride SGP shall receive a cash payment of $3,500 or in the event Pride SGP disputes that such amount represents the fair market value of such interest (which dispute must be filed on or before the date objections to confirmation of the Plan are due), such amount as the Court determines to be the fair market value, which shall be paid as soon as practicable after the Effective Date or such date that the Court determines by Final Order the fair market value of such interest, whichever is later.

     5.11 Treatment of Allowed Partnership Class 11 Claims (Existing Partnership Preferred Interests of Management). Existing Partnership Preferred Interests of Management shall be canceled and Management shall receive New Partnership Senior Preferred Interests with an aggregate $8,300,000 liquidation preference, which shall provide cumulative dividends of 7.5% per annum (or such other rate as is determined by the Court), and will be subject to mandatory redemption in equal annual installments as necessary to fully redeem the New Partnership Senior Preferred Interests over fifteen (15) years. $2,000,000 of the New Partnership Preferred Interests shall only earn and accrue preferential distributions on such amount that is equal to the Prepayment Discount (as more fully described in Section 5.5 above) earned on the Varde Unsecured Note. Distributions on such $2,000,000 of New Partnership Senior Preferred Interests shall commence to accrue on the date through which interest was last paid on the Varde Unsecured Note or, if no interest has been paid thereon, the date that interest began to accrue on Varde's Unsecured Note. In addition, the New Partnership Senior Preferred Interests in an amount equal to $2,000,000 less the actual Prepayment Discount earned on the Varde Unsecured Note, shall be redeemable for $1.00 on the earlier of payment in full of the Varde Unsecured Note and the maturity date of the Varde Unsecured Note. Pursuant to the Subordination Agreement, Management shall not be entitled to receive or retain distributions on the New Partnership Senior Preferred Interests until all claims of Varde are paid in full as provided in the Plan, (including, without limitation, the payment of $12,000,000 pursuant to the Settlement Agreement, the payment of $4,000,000 on the Effective Date and the payment of all amounts due under the Varde Unsecured Note), but distributions shall accrue on the New Partnership Senior Preferred Interests. (Impaired)

     5.12 Treatment of Allowed Partnership Class 12 Claims (Existing Partnership Subordinated Preferred Interests). Pride SGP, the holder of the Existing Partnership Subordinated Preferred Interests, shall retain its Existing Partnership Subordinated Preferred Interests, and shall continue to be subordinated to the New Partnership Senior Preferred Interests. (Unimpaired)

     5.13 Treatment of Allowed Partnership Class 13 Interests (Existing Partnership Common Interests). Holders of Existing Partnership Common Interests shall receive one unit of New Partnership Common Interests for every 3,200 units of Existing Partnership Common Interests (which shall be canceled), plus a cash payment in lieu of the issuance of fractional units of New Partnership Common Interests, payable as soon as practicable after the Effective Date, equal to $2,240 for each unit of New Partnership Common Interest (i.e., a holder entitled to a one-half New Partnership Common Interest will receive one-half of the $2,240 estimated value of a full New Partnership Common Interest unit, or $1,120, in lieu of receiving a one-half fractional interest) (or such other amount as the Court determines to be the fair Market Value thereof) (Impaired); provided, however, that if this class of equity owners does not accept the Plan as required under Section 1126(d) of the Bankruptcy Code, then all holders of Existing Partnership Common Interests shall retain their Existing Partnership Equity Interests and this Class shall be unimpaired. Pursuant to the Subordination Agreement, the Reorganized Partnership shall agree that no payments or distributions shall be made with respect to the common interests in the Reorganized Partnership until all claims of Varde are paid in full as provided in the Plan.

     B. Pride Refining, Inc.

     5.14 Treatment of Allowed Refining Class 1 Claims (Allowed Secured Tax Claims). Each Class 1 Claim that is an Allowed Claim shall be paid in full as soon as practicable after the Effective Date or after such Claim is Allowed whichever is later. Each Refining Class 1 claimant shall retain its lien until paid in full. (Unimpaired)

     5.15 Treatment of Allowed Refining Class 2 Claims (Priority Non-Tax Claims). Each Refining Class 2 Claim that is an Allowed Claim shall be paid in full on the latter of (a) as soon as practicable after the Effective Date, or (b) as soon as practical after the date on which such Claim becomes an Allowed Claim. (Unimpaired)

     5.16 Treatment of Allowed Refining Class 3 Claim (Unsecured Claim of Varde). The Varde Allowed Unsecured Claim shall be paid in full by the execution and delivery by Refining as a joint obligor of the Varde Unsecured Note, as more fully described in Section 5.5 above.
(Impaired).

     5.17 Treatment of Allowed Refining Class 4 Claims (Management Guaranty Claims). Each Refining Class 5 Claim that is an Allowed Claim shall be satisfied by Reorganized Refining executing and delivering to the holders of such Allowed Claims a New Guaranty guaranteeing the Reorganized Partnership Plan payments, secured by a Lien on all of the assets of Reorganized Refining. Pursuant to the Subordination Agreement, Management shall not be entitled to receive or retain any payments under this guaranty of Reorganized Refining unless and until all claims of Varde are paid in full as provided in the Plan (including, without limitation, the payment of $12,000,000 pursuant to the Settlement Agreement, the payment of $4,000,000 on the Effective Date and the payment of all amounts due under the Varde Unsecured Note). (Impaired)

     5.18 Treatment of Allowed Refining Class 5 Claims (Unsecured Claims, Excluding Unsecured Claims in Classes 3 and 4). Each Refining Class 5 Claim that is an Allowed Claim, and that is not a claim that Refining is liable for solely in its capacity as a general partner of the Partnership, shall be paid in cash, in full upon the later of (i) six months after the Effective Date, or (ii) the first month following the month that the claim becomes an Allowed Claim. Claims for which Refining is liable only in its capacity as general partner of the Partnership shall be paid by the Partnership, as provided in Article V.A. of the Plan. (Impaired).

     5.19 Treatment of Allowed Refining Class 6 Interests (Existing Refining Equity Interests). Holders of Existing Refining Equity
Interests shall retain their Interests.  (Unimpaired)

                              ARTICLE VI

               MEANS FOR THE IMPLEMENTATION OF THE PLAN

     In addition to the provisions set forth elsewhere in the Plan, the following shall constitute the means for implementation of the Plan.

     6.1 General Partnership Matters. The Reorganized Debtors shall take such action as is necessary under the laws of the states of Delaware and Texas, federal law and other applicable law to effect the terms and provisions of the Plan and the Plan Documents.

     6.2 Effectiveness of Securities, Instruments and Agreements. On the Effective Date, all Plan Documents issued or entered into pursuant to the Plan, including, without limitation, (i) the New Security Documents, (ii) the New Secured Notes, (iii) the New Unsecured Notes,
(iv) the New Partnership Senior Preferred Interests, (v) the New Guaranties of Refining, (vi) the New Guaranty Security Documents,
(vii) the Subordination Agreement, (viii) the Varde Unsecured Note,
(ix) the Amended Partnership Agreement, (x) a Uniform Commercial Code financing statement reflecting the Reorganized Debtors' agreement not to grant new liens on their assets after the Effective Date (subject to certain exceptions) and/or (xi) any agreement entered into or instrument issued or in connection with any of the foregoing or any other Plan Document, shall become effective and binding in accordance with their respective terms and conditions upon the Entities thereto and shall be deemed to become effective simultaneously. The Debtors shall file with the Bankruptcy Court, at least ten (10) days before the date of the Confirmation Hearing, the proposed forms of the Plan Documents listed in clauses (i) through (x) of the preceding sentence.

     6.3 Partnership Action for Reorganized Partnership. On the Effective Date, the issuance of the New Partnership Common Interests, the New Partnership Senior Preferred Interests and the other matters provided in the Plan involving the partnership structure of the Reorganized Partnership shall be deemed to have occurred and shall be in effect from and after the Effective Date without any requirement of further action by the partners of the Partnership or the Reorganized Partnership. On the Effective Date or as soon thereafter as is practicable, the Reorganized Partnership shall execute and deliver to the partners of the Reorganized Partnership the Amended Partnership Agreement. The Amended Partnership Agreement shall provide for, among other things, (i) the authorization of at least 1,546 units of New Common Interests, (ii) the authorization of the New Partnership Senior Preferred Interests and the Existing Partnership Subordinated Preferred Interests, (iii) the indemnification of the General Partner of the Reorganized Partnership to the fullest extent permitted by the DLPA, (iv) the cancellation of the Existing Partnership Equity Interests, other than the Existing Partnership General Partnership Interest of Refining and the Existing Partnership Subordinated Preferred Interests, and (v) a prohibition on the issuance of nonvoting equity securities to the extent, and only to the extent, required by Section 1123(a)(6) of the Bankruptcy Code.

     6.4 Approval of Agreements. The solicitation of votes on the Plan shall be deemed a solicitation for the approval of the Plan Documents (which are available for inspection by any party in interest upon written request) and all transactions contemplated by the Plan. Entry of the Confirmation Order shall constitute approval of the Plan Documents and such transactions.

     6.5 Employee Benefit Plans. Subject to the occurrence of the Effective Date, all employee benefit plans, policies and programs of the Debtors and the Debtors' obligations thereunder, shall survive Confirmation of the Plan, remain unaffected thereby, and not be discharged. Except as otherwise provided in the Plan, employee benefit plans, policies, and programs shall include, without limitations, all savings plans, retirement pension plans, health care plans, disability plans, severance benefit plans, life, accidental death and dismemberment insurance plans (to the extent not executory contracts assumed under the Plan) and workers' compensation programs, but shall exclude all employees' equity or equity-based incentive plans, which Interests shall be canceled pursuant to the terms of the Plan.

     6.6 Distributions to Holders of Allowed Claims and Interests; Source of Cash and Reorganization Securities for Distributions. On the Effective Date, the Reorganized Partnership or Reorganized Refining, as applicable, shall deliver to the Disbursing Agent sufficient Cash and Reorganization Securities to make the Distributions to be made on the Effective Date to the holders of Allowed Claims and Allowed Interests. Payments and other Distributions to be made pursuant to the Plan will be available from each of the Reorganized Debtors' funds to meet that particular Debtors' Plan obligations. However, in the event Refining needs any funds to meet its obligations under the Plan, it shall borrow those funds from the Partnership on an unsecured basis.

     6.7 Cancellation and Surrender of Existing Securities.

         (a) Cancellation of Existing Securities and Agreements. Except as otherwise expressly provided in the Plan, any Plan Document or the Confirmation Order, on the Effective Date, all documents evidencing securing and guaranteeing all Series A, B-1, B-2, B-3 and C Term Loans, and Unsecured Series A Notes, all dated December 30, 1997, and the Existing Partnership Equity Interests (other than the Existing General Partnership Interest of Refining and the Existing Partnership Subordinated Preferred Interests), and any options, warrants, calls, subscriptions, or other similar rights or other agreements or commitments, contractual or otherwise, obligating the Partnership to issue, transfer, or sell any Existing Partnership Equity Interests, or any other equity interests in the Partnership shall be canceled and the holders thereof shall have no rights, and such instruments shall evidence no rights, except the right to receive the Distributions to be made to holders of such instruments under the Plan.

     (b) Surrender of Existing Securities. As a condition to receiving any Distribution under the Plan, each holder of a promissory note, interest certificate, or other instrument evidencing a Claim or Interest must surrender such promissory note, interest certificate, or other instrument to the Reorganized Partnership or its designee.
6.8 Release of Liens and Perfection of Liens. Except as otherwise provided in the Plan, any Plan Document or the Confirmation Order:
(a) each holder of a Secured Claim or a judgment, shall on the Effective Date (i) turn over and release to the relevant Reorganized Debtors any and all Collateral that secures or purportedly secures such Claim, as it pertains to the properties currently owned or leased by the relevant Debtors or such Lien shall automatically, and without further action by the Debtors or Reorganized Debtors, be deemed released, and (ii) execute such documents and instruments as the Reorganized Debtors (requests) to evidence such Claim holder's release of such property or Lien; and (b) on the Effective Date, all right, title and interest in any and all property of the Estates shall revert or be transferred to the relevant Reorganized Debtors free and clear of all Claims and Interests, including, without limitation, Liens, escrows, charges, pledges, encumbrances and/or security interests of any kind. No Distribution hereunder shall be made to or on behalf of any Claim holder unless and until such holder executes and delivers to the relevant Debtors or Reorganized Debtors such release of Liens or otherwise turns over and releases such Cash, pledge, or other possessory Lien. Any such holder that fails to execute and deliver such release of Liens within 120 days of the Effective Date shall be deemed to have no further Claim against any Debtors, Reorganized Debtors or their assets or property in respect of such Claim and shall not participate in any Distribution hereunder. Notwithstanding the immediately preceding sentence, any holder of a Disputed Claim shall not be required to execute and deliver such release until such time as the Claim is Allowed or Disallowed.

     6.9 Contingent Secured Claims of Equiva and Wells Fargo Bank,
N.A.

         (a) Equiva shall retain its cash deposit of $14,000,000, or such lesser amount as Equiva may agree to, and all Liens on such deposit following the Effective Date.

         (b) Wells Fargo Bank, N. A. shall retain its lien on the Partnership's certificate of deposit to secure the Partnership's liability to Wells Fargo for any draw on its letter of credit issued for the benefit of the Texas Natural Resources Conservation Committee.
6.10 Liens Securing New Senior Secured Notes and New Guaranties; Further Transactions. On the Effective Date, the relevant Reorganized Debtors shall execute and deliver, such documents, instruments and agreements as are necessary to grant to the holders of the New Senior Secured Notes, New Guaranties and the Liens provided for in the New Secured Notes Security Documents and New Guaranty Security Documents. On the Effective Date, the Reorganized Debtors shall execute and deliver such further documents, instruments and agreements as are necessary to effectuate and further evidence the terms and conditions of the Plan.

     6.11 Payment of Fees. All fees payable on or before the Effective Date (i) pursuant to section 1930 of title 28 of the United States Code, as determined by the Court at the Confirmation Hearing, and (ii) to the United States Trustee, shall be paid by the Debtors on or before the Effective Date and all such fees payable after the Effective Date shall be paid by the Reorganized Debtors.

     6.12 Retention of Rights to Pursue Causes of Action.  Pursuant to
Section 1123(b)(3) of the Bankruptcy Code, the Reorganized Debtors (as representatives of the Debtors' estates) will retain and have the exclusive right to enforce against any Entity any and all Causes of Action (including, without limitation, all Causes of Action arising under Sections 510, 542, 544 through 550 and 553 of the Bankruptcy Code or otherwise arising under the Bankruptcy Code and/or those arising under other applicable law) that arose before the Effective Date, including all Causes of Action of a trustee and debtor in possession under the Bankruptcy Code, other than those expressly released or compromised as part of or pursuant to the Plan or the Settlement Agreement.

     6.13 New Working Capital Line of Credit. The Reorganized Partnership intends to arrange, either before or after confirmation of the Plan, a new working capital line of credit loan facility with a traditional lender in an amount between $5,000,000 and $10,000,000 on customary terms and conditions. This new financing may be secured by substantially all of the assets of the Reorganized Partnership and guaranteed by its general partner, Reorganized Refining, consistent with the covenant restricting liens on the assets of the Reorganized Debtors under the Varde Unsecured Note. The proceeds may be used to pre-pay any Plan payments provided for herein at the discretion of Reorganized Debtors' management. This new financing is not necessary for the feasibility of the Plan nor is it a condition precedent to the confirmation of the Plan.

                             ARTICLE VII

    DISPUTED CLAIMS, DISPUTED INTERESTS, RESERVES AND MISCELLANEOUS
                        DISTRIBUTION PROVISIONS

     7.1 Objections. An objection to the allowance of a Claim (other than an Administrative Expense) or Interest shall be in writing and may be filed by the Debtors or Reorganized Debtors. The Debtors or Reorganized Debtors shall serve a copy of each such Objection upon the holder of the Claim or Interest to which it pertains, and the Debtors or Reorganized Debtors will prosecute each Objection to a Claim or Interest until determined by a Final Order unless the Debtors or the Reorganized Debtors (i) compromise and settle an Objection to a Claim or Interest by written stipulation, subject to Bankruptcy Court approval, if necessary, or (ii) withdraws an Objection to a Claim or Interest.

     7.2 Amendments to Claims; Claims Filed After the Confirmation Date. Except as otherwise provided in the Plan, after the Confirmation Date, a Claim may not be filed or amended without the authorization of the Bankruptcy Court and, even with such Bankruptcy Court authorization, may be amended by the holder of such Claim solely to decrease, but not to increase, the Face Amount thereof. Except as otherwise provided in the Plan, any new or amended Claim filed after the Confirmation Date shall be deemed Disallowed in full and expunged without any action by the Debtors or Reorganized Debtors.

     7.3 Fluctuation in Value of Securities. The value of the Reorganization Securities held in reserve under the Plan is likely to fluctuate. The Reorganized Debtors do not represent or warrant that the value of any Reorganization Securities will not decline after the Effective Date and they do not otherwise assume any liability or risk of loss which the holder of a Disputed Claim or Disputed Interest that becomes an Allowed Claim or Allowed Interest, as applicable, after the Effective Date may suffer by reason of any decline in value of a reserved Reorganization Securities pending determination of the amount of such Disputed Claim. The risk or benefit of any appreciation or depreciation in the value of any reserved Reorganization Securities shall be borne solely by the Entity to whom such Reorganization Securities is ultimately distributed.

     7.4 Undeliverable or Unclaimed Distributions. Any Entity that is entitled to receive a Cash Distribution under the Plan but that fails to cash a check within 120 days of its issuance shall be entitled to receive a reissued check from the Reorganized Debtors for the amount of the original check, without any interest, if such Entity requests the Reorganized Debtors or their designee to reissue such check and provides the Reorganized Debtors or their designee, with such documentation as the Reorganized Debtors or their designee request to verify that such Entity is entitled to such check, prior to the first anniversary of the Effective Date. If an Entity fails to cash a check within 120 days of its issuance and fails to request reissuance of such check prior to that time, such Entity shall not be entitled to receive any Distribution under the Plan with respect to the amount of such check. If the Distribution to any holder of an Allowed Claim or Allowed Interest is returned to the Reorganized Debtors or their designee as undeliverable, no further Distributions will be made to such holder unless and until the Reorganized Debtors or their designee are notified in writing of such holder's then-current address. All requests for undeliverable Distributions must be made on or before the first anniversary of the Effective Date. After such date, all unclaimed property shall revert to the relevant Reorganized Debtors, and the Allowed Claim or Allowed Interest or other Claim of any holder or successor to such holder with respect to such property shall be discharged and forever barred notwithstanding any federal or state escheatment laws to the contrary.

     7.5 Tax Identification Numbers. The Debtors may require any of the Creditors or Interest holders to furnish them the Creditor's or Interest holder's employer or taxpayer identification number as assigned by the Internal Revenue Service, and the Debtors may condition any Distribution to any of the Creditors or Interest holders upon receipt of such identification number.

     7.6 Transmittal of Distributions and Notices.

         (a) Any property or notices, including Distributions, that an Entity is or becomes entitled to receive pursuant to the Plan shall be delivered by regular mail, postage prepaid, in an envelope addressed to that Entity at the address indicated on any notice of appearance filed by that Entity or his authorized agent prior to the Effective Date. If no notice of appearance has been filed, notice shall be sent to the address indicated on a properly filed proof of Claim or Interest or, absent such a proof of Claim or Interest, the address that is listed on the relevant Debtors' Schedules for that Entity or register maintained for register securities. The date of Distribution shall be the date of mailing, and property distributed in accordance with this Section shall be deemed delivered to such Entity regardless of whether such property is actually received by that Entity.

        (b) A holder of a Claim or Interest may designate a different address for notices and Distributions by notifying the Debtors or the Reorganized Debtors of that address in writing. The new address shall be effective upon receipt by the Debtors or the Reorganized Debtors, as the case may be.
        (c) Notwithstanding anything to the contrary herein and above, to the extent that a Distribution is required to be made to a Paying Agent, the address for the relevant Claim or Interest shall be the address of the relevant Paying Agent.

     7.7 Method of Cash Distributions. Any Cash payment to be made pursuant to the Plan may be made by draft, check, wire transfer, or as otherwise required or provided in any relevant agreement or applicable law.

     7.8 Distributions on Non-Business Days. Any Distribution due on a day other than a Business Day shall be made, without interest, on the next Business Day.

     7.9 Rounding.

         (a) Common Interests. Notwithstanding any other provision of the Plan, only whole numbers of units of New Partnership Common Interests will be issued and distributed. When any Distribution on account of an Allowed Interest would otherwise result in the issuance of a number of units of New Partnership Common Interests that is not a whole number, the actual Distribution of units of such New Partnership Common Interests will be rounded to the next lower whole number. The total number of units of New Partnership Common Interests to be distributed will be adjusted as necessary to account for the rounding provided for herein. Holders of Existing Partnership Common Interests will be paid cash in lieu of fractional Interests they would otherwise be entitled to receive as provided in Section 5.13 thereof.

        (b) Allowed Claims. Under the Plan, no payments of fractions of cents will be made. When any payment of a fraction of a cent is called for, the actual payment shall reflect a rounding of such fraction to the nearest whole cent (.5 cent distributions shall be rounded down).

     7.10 Withholding Taxes. Any federal, state or local withholding taxes or other amounts required to be withheld under applicable law shall be deducted from Distributions hereunder. All Entities holding Claims shall be required to provide any information necessary to effect the withholding of such taxes.

     7.11 No Cash Payments of $10 or Less on Account of Allowed Claims Other Than Allowed Royalty Claims. If a cash payment otherwise provided for under the Plan of any Allowed Claim, other than an Allowed Royalty Claim, would be $10.00 or less (whether in the aggregate or on any payment date provided for in the Plan), no such payment will be made with regard to Allowed Claims (other than Allowed Royalty Claims as provided below), if a cash payment otherwise provided for under the Plan of any Allowed Royalty Claim would be $1.00 or less (whether in the aggregate or on any payment date provided for in the Plan), no such payment will be made. The holders of such Claims shall have no recourse against the Debtors, the Creditors' Committee, the Reorganized Debtors or any other parties, and their rights to receive distributions hereunder shall be extinguished.

     7.12 Disputed Distributions. If any dispute arises as to the identity of a holder of an Allowed Claim or an Allowed Interest who is to receive any Distribution, the Disbursing Agent may, in lieu of making such Distribution to such Entity, make such Distribution into an escrow account until the disposition thereof shall be determined by Final Order of the Bankruptcy Court or by written agreement among the interested parties to such dispute.

                             ARTICLE VIII

         TREATMENT OF EXECUTORY CONTRACTS AND UNEXPIRED LEASES

     8.1 Assumption Generally. Except as otherwise provided in the Plan or in any order of the Bankruptcy Court, subject to the occurrence of the Effective Date, on the Effective Date, pursuant to
Section 365 of the Bankruptcy Code, all executory contracts and unexpired leases not listed on the Schedule of Rejected Contracts to be served and filed by the Debtors at least five (5) days before the Confirmation Hearing (the "Schedule of Rejected Contracts"), or which are not the subject of a motion to reject as of the Confirmation Date, and are not rejected under Section 8.4 hereof, are assumed, subject to the same rights that the Debtors or the Reorganized Debtors held or holds at, on, or after the Petition Date to modify or terminate such agreements under applicable nonbankruptcy law. Each contract and lease assumed under this section shall be assumed only to the extent, if any, that it constitutes an executory contract or unexpired lease, and nothing contained herein shall constitute an admission by the Debtors or the Reorganized Debtors that such contract or lease is an executory contract or unexpired lease or that the Debtors or the Reorganized Debtors have any liability thereunder. To the extent the Bankruptcy Court, or any other court of competent jurisdiction, determines, either before, on, or after the Effective Date, that any agreement in the form of a lease of real or personal property identified for assumption in this Article VIII of the Plan, is, in fact, a secured transaction, the resulting secured indebtedness arising from such determination shall be treated in accordance with the applicable section of the Plan. Each executory contract and unexpired lease assumed pursuant to this Article VIII shall revest in and be fully enforceable by the Reorganized Debtors in accordance with its terms, except as modified by the provisions of the Plan, any order of the Bankruptcy Court authorizing and providing for its assumption, or applicable federal law.

     8.2 Approval of Assumptions. Subject to the occurrence of the Effective Date, the Confirmation Order (except as otherwise provided therein) shall constitute an order of the Bankruptcy Court approving the assumptions pursuant to Section 365 of the Bankruptcy Code effective as of the Effective Date.

     8.3 Payment Related to Assumption of Executory Contracts and Unexpired Leases. If not the subject of dispute as of the Confirmation Date, any monetary defaults under each executory contract and unexpired lease to be assumed under the Plan shall be satisfied by the Debtors, pursuant to Section 365(b)(1) of the Bankruptcy Code, by payment of the cure amount or such other amount as ordered by the Bankruptcy Court or agreed upon by the Debtors in Cash within 60 days following the Effective Date or on such other terms as agreed to by the parties to such executory contract or unexpired lease. In the event of a dispute, payment of the amount otherwise payable hereunder shall be made following entry of a Final Order or agreement by the Debtors or the Reorganized Debtors, as the case may be, and the party to the contract or lease.

     8.4 Executory Contracts and Unexpired Leases to be Rejected.

         (a) Effective as of, and subject to the occurrence of, the Effective Date, the executory contracts and unexpired leases listed on the Schedule of Rejected Contracts shall be rejected as of the Effective Date. The Debtors may amend the Schedule of Rejected Contracts at any time prior to the Confirmation Hearing (i) by filing such amendment with the Bankruptcy Court and serving it on parties directly affected by the amendment; or (ii) with Bankruptcy Court approval after a hearing on notice to the Creditors' Committee and the affected parties. Listing a contract or lease on the Schedule of Rejected Contracts shall not constitute an admission by the Debtors or the Reorganized Debtors that such contract or lease, including related agreements, is an executory contract or unexpired lease or that the Debtors or the Reorganized Debtors have any liability thereunder.

        (b) The Confirmation Order shall constitute an order of the Bankruptcy Court approving such rejections on the Confirmation Date, pursuant to Section 365 of the Bankruptcy Code, effective as of the Effective Date. Any party to an executory contract or unexpired lease identified for rejection as provided herein may, within the same deadline and in the same manner established for filing objections to Confirmation, file any objection thereto. Failure to file any such objection within the time period set forth above shall constitute consent and agreement to the rejection.

     8.5 Bar Date for Rejection Damages. If the rejection of an executory contract or unexpired lease pursuant to Section 8.4 above gives rise to a Claim by the other party or parties to such contract or lease, such Claim, to the extent that it is timely filed with the Bankruptcy Court and is a Claim, shall be classified as a general Unsecured Claim; provided, however, that any Claim arising from the rejection shall be forever barred and shall not be enforceable against the Debtors, the Reorganized Debtors, their affiliates, their successors, estates, or their properties, unless a proof of Claim is filed with the Bankruptcy Court and served on the Debtors or the Reorganized Debtors within thirty days after the earlier of (a) the date of entry of the first order of the Bankruptcy Court rejecting the executory contract or unexpired lease, or (b) the Confirmation Date.
8.6 Contracts Entered Into on or After the Petition Date. On the Effective Date, all contracts, leases, and other agreements entered into by the Debtors on or after the Petition Date, which agreements have not been terminated in accordance with their terms on or before the Confirmation Date shall revest in and remain in full force and effect as against the Reorganized Debtors and the other parties to such contracts, leases and other agreements.

                              ARTICLE IX

                DISCHARGE, RELEASES AND INDEMNIFICATION

     9.1 Discharge of All Claims and Interests and Releases.

         (a) Except as otherwise specifically provided by the Plan, the Confirmation (subject to the occurrence of the Effective Date) shall discharge the Debtors and the Reorganized Debtors from any debt that arose before the Confirmation Date, and any debt of the kind specified in Sections 502(g), 502(h) or 502(i) of the Bankruptcy Code, whether or not a proof of Claim is filed or is deemed filed, whether or not such Claim is an Allowed Claim, and whether or not the holder or such Claim has voted on the Plan.

         (b) Except as otherwise specifically provided by the Plan, the Distributions and rights that are provided in the Plan shall be in complete satisfaction, discharge and release, effective as of the Confirmation Date (but subject to the occurrence of the Effective
Date) of (i) all Claims and Causes of Action against, liabilities of, liens on, obligations of and Interests in the Debtors or the Reorganized Debtors and the assets and properties of the Debtors or the Reorganized Debtors, whether known or unknown, and (ii) all Causes of Action (whether known or unknown, either directly or derivatively through the Debtors or the Reorganized Debtors) against, Claims (as defined in Section 101 of the Bankruptcy Code and the Plan) against, liabilities (as guarantor of a Claim or otherwise) of, Liens on the direct or indirect assets and properties of, and obligations of successors and assigns of, the Debtors, the Reorganized Debtors and their successors and assigns based on the same subject matter as any Claim or Interest or based on any act or omission, transaction or other activity or security, instrument or other agreement of any kind or nature occurring, arising or existing prior to the Effective Date that was or could have been the subject of any Claim or Interest, in each case regardless of whether a proof of Claim or Interest was Filed, whether or not Allowed and whether or not the holder of the Claim or Interest has voted on the Plan.

         (c) Except as otherwise specifically provided by the Plan, on the Effective Date, the Debtors and the Reorganized Debtors, on behalf of themselves and their subsidiaries, shall be deemed to release unconditionally, and hereby are deemed to release unconditionally on such date, as is applicable (i) each present or former general partner, limited partner, officer, director, shareholder, employee, consultant, attorney, accountant and other representatives of the Debtors and the general partners of the Partnership, and (ii) the Entities serving on the Creditors' Committee and, solely in their capacity as members or representatives of the Creditors' Committee, each consultant, attorney, accountant or other representative or member of the Creditors' Committee, (iii) (the Entities specified in clauses (i) and (ii) are referred to collectively as the "Releasees"), from any and all Claims, obligations, suits, judgments, damages, rights, causes of action and liabilities whatsoever, whether known or unknown, foreseen or unforeseen, existing or hereafter arising, in law, equity or otherwise, based in whole or in part upon or related to any act or omission, transaction, event or other occurrence taking place on or prior to the Effective Date in any way relating to the Debtors, the Reorganized Debtors, the Bankruptcy Case, or the Plan, except that no "Releasees" shall be released from acts or omissions which are the result of willful misconduct and except that no officers or directors of the Debtors shall be released with respect to (x) any indebtedness of such Releasee to the Debtors or Debtors in Possession for money borrowed by such Releasee, (y) any setoff or counterclaim Debtors or Debtors in Possession may have or assert against any such Releasee, provided that the aggregate amount thereof shall not exceed the aggregate amount of any Claims held or asserted by such Releasee against the Debtors or Debtors in Possession, as the case may be and
(z) claims arising from the fraud, willful misconduct or gross negligence of, or the usurping of any corporate opportunity by, such Releasee.

         (d) On the Effective Date, the Debtors and the Reorganized Debtors, for themselves, as well as their affiliates and each of their respective directors, officers, shareholders, agents, partners, sales agents, representatives, attorneys, assigns, predecessors, successors, servants and employees, past and present (but not including Pride
SGP), irrevocably and forever release and discharge, waive, relinquish, quitclaim, settle and forgive all rights, interests, claims, demands and causes of action of whatsoever kind or nature, whether absolute, contingent, known, unknown, suspected or otherwise, and whether now existing or arising in the future, which the Debtors or the Reorganized Debtors, or any one of them, own, have, had, or may in the future have, or may claim to have had or have in the future (including but not limited to all causes of action owned by, through, or under the Debtors or the Debtors' estates), against any member of the Varde Group, as the case may be, directly or indirectly arising out of or otherwise relating to (a) the facts, circumstances and liabilities alleged in the Lawsuits and the Adversary Proceedings (as such terms are defined in the Settlement Agreement) as well as all transactions, acts, omissions, events, circumstances, matters and/or states of facts which are related thereto, and (b) any other transactions entered into, and any other acts, omissions or events, occurring on or before the Effective Date, provided nothing herein shall release Varde from its obligations under the Settlement Agreement or the Plan Documents and any pleadings and documents contemplated thereby.

         (e) If and to the extent that the Bankruptcy Court concludes that the Plan cannot be confirmed with any portion of the foregoing releases, then the Debtors reserve the right to amend the Plan so as to give effect as much as possible to the foregoing releases, or to delete them.

     9.2 Indemnification. Notwithstanding any other provisions of the Plan, the obligations of the Debtors to indemnify their present and former directors, officers and employees against any obligations, liabilities, costs or expenses pursuant to the Existing Partnership Agreement or Articles of Incorporation of the Debtors, applicable state law, specific agreement or any combination of the foregoing shall survive the Effective Date, regardless of whether indemnification is owed in connection with an event occurring prior to, upon or subsequent to the Petition Date. The Reorganized Debtors shall take all such actions as are necessary to maintain in full force and effect the existing insurance policies until such time as they may expire by their terms and directors and officers of the Debtors covered by the existing insurance policies shall be entitled to make claims thereunder pursuant to the terms thereof.

     9.3 Conclusion of Chapter 11 Case and Dissolution of Creditors' Committee. Except with respect to any appeal of an order in the Bankruptcy Cases, and any matters related to any proposed modification of the Plan, on the Effective Date, the Creditors' Committee shall be dissolved and the members, employees, agents, advisors, affiliates and representatives (including, without limitation, attorneys, financial advisors, and other Professionals) of each thereof shall thereupon be released from and discharged of and from all further authority, duties, responsibilities and obligations related to, arising from and in connection with or related to the Bankruptcy Cases and shall be indemnified (including for reasonable attorneys' fees and costs) by the Reorganized Debtors for any and all acts performed, or omissions, in connection with or related to the Bankruptcy Cases, except for acts or omissions as shall constitute fraud, willful misconduct or gross negligence of their duties.

                              ARTICLE X

            CONDITIONS TO OCCURRENCE OF THE EFFECTIVE DATE

     10.1 Conditions to Occurrence of the Effective Date. The following are conditions precedent to the occurrence of the Effective
Date:

         (a) the Confirmation Order shall have been entered in form and substance satisfactory to the Debtors, and no stay pending appeal is in effect;

         (b) the Debtors shall have sufficient Cash to satisfy all Cash obligations under the Plan due on or as soon as practical after the Effective Date;

         (c) all authorizations, consents and regulatory approvals required, if any, in connection with the Plan's effectiveness shall have been obtained;

         (d) no order of a court shall have been entered and shall remain in effect restraining the Debtors from consummating the Plan;

         (e) the Debtors shall each have approved each of the Plan Documents (including, without limitation, the Varde Unsecured Note and the Subordination Agreement) and such Plan Documents shall have been executed in accordance with their terms;

         (f) Varde shall have approved the form of the Varde Unsecured Note and the Subordination Agreement as being consistent with the provisions of the Settlement Agreement not later than November 15, 2001; provided, however, that (i) Varde shall only be entitled to withhold its approval of such documents if they are not consistent with the Settlement Agreement and (ii) if Varde has not approved such documents by November 15, 2001, and such documents are consistent with the Settlement Agreement (as determined by the Bankruptcy Court), this condition shall be automatically waived;

         (g) all Claims of whatever kind or character filed by Pride SGP and/or any of its shareholders in the Bankruptcy Cases shall have been disallowed in full by the Bankruptcy Court; and

         (h) all Claims of whatever kind or character filed by David Johnson, Daniel Belf, David Bonds, Michael Chase and William Yocum in the Bankruptcy Cases having been disallowed in full by the Bankruptcy Court.

     10.2 Waiver of Conditions to Occurrence of the Effective Date. The Debtors may waive one or more of the conditions to the occurrence of the Effective Date other than the conditions contained in Sections 10.1(e) and (f) hereof (however, the condition in Section 10.1(f) may be waived automatically as provided therein).

                              ARTICLE XI

                     EFFECTS OF PLAN CONFIRMATION

     11.1 Binding Effect. Upon Confirmation, but effective as of the Effective Date, and pursuant to Section 1141(a) of the Bankruptcy Code, the provisions of the Plan will bind the Debtors, the Creditors' Committee, and all Creditors and Interest holders, including their successors and assigns, whether or not they accept the Plan. The Claims and Distributions under the Plan to Creditors and holders of Interests are in full and complete settlement of all Claims and Interests.

     11.2 Reorganized Debtors. The Partnership shall, as the Reorganized Partnership, continue to exist after the Effective Date as a limited partnership Entity, with all the powers of a limited partnership under applicable law, without prejudice to any right to terminate such existence (whether by merger or otherwise) under applicable law after the Effective Date. Refining shall, as a Reorganized Debtor, continue to exist after the Effective Date as a corporation, with all the powers of a corporation under applicable law, without prejudice to any right to terminate such existence (whether by merger or otherwise) under applicable law after the Effective Date.

     11.3 Revesting and Vesting. Except as otherwise provided in the Plan, pursuant to Section 1123(a)(5) and 1141 of the Bankruptcy Code, all property comprising the Estates shall revest in the Reorganized Debtors or their successors, free and clear of all Claims, Liens, charges, encumbrances and Interests of Creditors and Interest holders on the Effective Date. As of the Effective Date, the Reorganized Debtors may operate their businesses and use, acquire and dispose of property and settle and compromise Claims or Interests without supervision of the Court free of any restrictions of the Bankruptcy Code or Bankruptcy Rules, other than those restrictions expressly imposed by the Plan and the Confirmation Order. Without limiting the foregoing, the Reorganized Debtors may pay the charges they incur for Professional fees, disbursements, expenses, or related support services after the Effective Date without any application to the Court.

     11.4 Injunction. Except as otherwise provided in the Plan, the Confirmation Order, effective as of the Effective Date, shall provide, among other things, that all Entities who have held, hold or may hold Claims against or Interests in the Debtors are, with respect to any such Claims or Interests, permanently enjoined from and after the Confirmation Date from: (a) commencing, conducting or continuing in any manner, directly or indirectly, any suit, action or other proceeding of any kind (including, without limitation, any proceeding in a judicial, arbitral, administrative or other forum) against or affecting the Debtors, the Reorganized Debtors, any of their property, or any direct or indirect transferee of any property of, or direct or indirect successor in interest to, the Debtors, or any property of any such transferee or successor; (b) enforcing, levying, attaching (including, without limitation, any pre-judgment attachment), collecting or otherwise recovering by any manner or means, whether directly or indirectly, of any judgment, award, decree or order against the Debtors, the Reorganized Debtors, any of their property, or any direct or indirect transferee of any property of, or direct or indirect successor in interest to, the Debtors, or any property of any such transferee or successor; (c) creating, perfecting or otherwise enforcing in any manner, directly or indirectly, any encumbrance of any kind against the Debtors, the Reorganized Debtors, any of their property, or any direct or indirect transferee of any property of, or successor in interest to, any of the foregoing Entities; (d) asserting any right of setoff, subrogation, or recoupment of any kind, directly or indirectly, against any obligation due the Debtors, the Reorganized Debtors, any of their property, or any direct or indirect transferee of any property of, or successor in interest to, the Debtors; and (e) acting or proceeding in any manner, in any place whatsoever, that does not conform to or comply with the provisions of the Plan.

                             ARTICLE XII

                       ADMINISTRATIVE PROVISIONS

     12.1 Retention of Jurisdiction. Notwithstanding entry of the Confirmation Order, effective as of the Effective Date, the Bankruptcy Court shall retain jurisdiction as is legally permissible, including, without limitation, for the following purposes:

          (a) to determine (i) any Disputed Claims, Disputed Interests and all related Claims accruing after the Confirmation Date including rights and liabilities under contracts giving rise to such Claims,
(ii) the validity, extent, priority and nonavoidability of consensual and nonconsensual Liens and other encumbrances, (iii) preconfirmation tax liability pursuant to Section 505 of the Bankruptcy Code, and (iv) controversies and disputes regarding the interpretation of the Plan and documents executed in connection therewith;

          (b) to allow, disallow, estimate, liquidate or determine any Claim or Interest against the Debtors and to enter or enforce any order requiring the filing of any such Claim or Interest before a particular date;

          (c) to approve all matters related to the assumption, assumption and assignment, or rejection of any executory contract or unexpired lease of any of the Debtors pursuant to Section 365 of the Bankruptcy Code;

          (d) to determine requests for payment of Administrative
Expenses entitled to priority under Section 507(a)(1) of the Bankruptcy Code, including compensation of parties entitled thereto;

          (e) to resolve controversies and disputes regarding the interpretation and implementation of the Plan, any disputes relating to whether or not a timely and proper proof of Claim was Filed or whether a Disallowed Claim or Disallowed Interest should be reinstated;

          (f) to implement the provisions of the Plan and entry of orders in aid of confirmation and consummation of the Plan to the extent authorized by Section 1142 of the Bankruptcy Code;

          (g) to adjudicate any and all Causes of Action that arose in these Bankruptcy Case preconfirmation or in connection with the implementation of the Plan, whether or not pending on the Confirmation Date, including without limitation, any remands of appeals;

          (h) to resolve disputes concerning any reserves with respect to Disputed Claims, Disputed Interests or the administration thereof;

          (i) to resolve any disputes concerning whether a person or entity had sufficient notice of the Bankruptcy Cases, the applicable Bar Date, the hearing on the approval of the Disclosure Statement as containing adequate information, the hearing on the Confirmation of the Plan for the purpose of determining whether a Claim or Interest is discharged hereunder or for any other purpose;

          (j) to determine any and all applications, Claims, Interests, pending adversary proceedings and contested matters (including, without limitation, any adversary proceeding or other proceeding to recharacterize agreements or reclassify Claims or Interests) in these Bankruptcy Cases;

          (k) to enter and implement such orders as may be appropriate in the event the Confirmation Order is for any reason stayed, revoked, modified, or vacated;

          (l) to consider any modifications of the Plan pursuant to
Section 1127 of the Bankruptcy Code, to cure any defect or omission, or reconcile any inconsistency in any order of the Court, including, without limitation, the Confirmation Order;

          (m) to recover all assets of the Debtors and property of the Estates, wherever located, including, but not limited to, any Causes of Action under Sections 542 through 550 of the Bankruptcy Code;

          (n) to hear and resolve matters concerning state, local, and federal taxes in accordance with Sections 346, 505, and 1146 of the Bankruptcy Code;

         (o) to hear any other matter not inconsistent with the Bankruptcy Code;

         (p) to resolve any and all disputes or controversies relating to Distributions to be made, and/or reserves to be established, under the Plan; and

         (q) to enter a final decree closing the Bankruptcy Case.

     12.2 Cram Down. If all of the applicable requirements for confirmation of the Plan are met as set forth in Section 1129(a) of the Bankruptcy Code except subsection (8) thereof, the Debtors may request the Court to confirm the Plan pursuant to Section 1129(b) of the Bankruptcy Code, notwithstanding the requirements of such subsection (8), on the basis that the Plan is fair and equitable and does not discriminate unfairly with respect to any Impaired Class that does not vote to accept the Plan as described in the Disclosure Statement.

     12.3 Modification of the Plan. The Debtors reserve the right to alter, amend or modify the Plan (other than Sections 10.1(e), 10.1(f) and 10.2 hereof) prior to the entry of the Confirmation Order. After the entry of the Confirmation Order, the Debtors may, upon order of the Bankruptcy Court, alter, amend or modify the Plan (other than Sections 10.1(e), 10.1(f) and 10.2 hereof) in accordance with Section 1127(b) of the Bankruptcy Code, or remedy any defect or omission or reconcile any inconsistency in the Plan in such manner as may be necessary to carry out the purpose and intent of the Plan.

     12.4 Exemption from Certain Transfer Taxes. Pursuant to Section 1146(c) of the Bankruptcy Code: (a) the issuance, transfer or exchange of any securities, instruments or documents; (b) the creation of any other lien, mortgage, deed of trust or other security interest; (c) the making or assignment of any lease or sublease or the making or delivery of any deed or other instrument of transfer under, pursuant to, in furtherance of, or in connection with, the Plan, including, without limitation, any deeds, bills of sale or assignments executed in connection with any of the transactions contemplated under the Plan or the revesting, transfer or sale of any real or personal property of the Debtors pursuant to, in implementation of, or as contemplated in the Plan, and (d) the issuance, renewal, modification or securing of indebtedness by such means, and the making, delivery or recording of any deed or other instrument of transfer under, in furtherance of, or in connection with, the Plan, including, without limitation, the Confirmation Order, shall not be subject to any document recording tax, stamp tax, conveyance fee or other similar tax, mortgage tax, real estate transfer tax, mortgage recording tax or other similar tax or governmental assessment. Consistent with the foregoing, each recorder of deeds or similar official for any county, city or governmental unit in which any instrument hereunder is to be recorded shall, pursuant to the Confirmation Order, be ordered and directed to accept such instrument, without requiring the payment of any filing fees, documentary stamp tax, deed stamps, stamp tax, transfer tax, intangible tax or similar tax.

     12.5 Setoffs. Except as otherwise provided in the Plan, agreements entered into in connection with the Plan, the Confirmation Order, or in agreements previously approved by Final Order of the Bankruptcy Court, the Debtors or the Reorganized Debtors, may but will not be required to, set off against any Claim and the Distributions made with respect to the Claim, before any Distribution is made on account of such Claim, any and all of the claims, rights and Causes of Action of any nature that the Debtors or the Reorganized Debtors may hold against the holder of such Claim; provided, however, that neither the failure to effect such a setoff, the allowance of any Claim hereunder, any other action or omission of the Debtors or the Reorganized Debtors, nor any provision of the Plan shall constitute a waiver or release by the Debtors or the Reorganized Debtors of any such claims, rights and causes of action that the Debtors or the Reorganized Debtors may possess against such holder. To the extent the Reorganized Debtors fail to set off against a holder of a Claim or Interest and seek to collect a Claim from the holder of such Claim or Interest after a Distribution to the holder of such Claim or Interest pursuant to the Plan, the Reorganized Debtors shall be entitled to full recovery on its Claim against the holder of such Claim or Interest.

     12.6 Compromise of Controversies. Pursuant to Bankruptcy Rule 9019, and in consideration for the classification, Distribution and other benefits provided under the Plan, the provisions of the Plan shall constitute a good faith compromise and settlement of all claims or controversies resolved pursuant to the Plan. The entry of the Confirmation Order, effective as of the Effective Date, shall constitute the Bankruptcy Court's approval of each of the foregoing compromises or settlements, and all other compromises and settlements provided for in the Plan, and the Bankruptcy Court's findings shall constitute its determination that such compromises and settlements are in the best interests of the Debtors, the Reorganized Debtors, the Estates, and any Entity holding Claims against the Debtors.

     12.7 Withdrawal or Revocation of the Plan. The Debtors reserve the right to revoke or withdraw the Plan prior to the Confirmation Date. If the Plan is revoked or withdrawn, or if the Confirmation Date does not occur, the Plan shall have no force and effect.

     12.8 Successors and Assigns. The rights, benefits and obligations of any Entity named or referred to in the Plan shall be binding on, and shall inure to the benefit of, the heirs, executors, administrators, successors and/or assigns of such Entity.

     12.9 Governing Law. Except to the extent that the Bankruptcy Code or Bankruptcy Rules are applicable, the rights and obligations arising under the Plan shall be governed by and construed and enforced in accordance with the laws of the State of Texas.

     12.10 Notices. All notices, requests or demands for payments provided for in the Plan shall be in writing and shall be deemed to have been received, by mail, addressed to:

          Pride Companies, L.P.
          1209 North Fourth Street
          Abilene, Texas 79601
          Attn:  Dave Caddell

          with copies to:

          Gardere Wynne Sewell LLP
          3000 Thanksgiving Tower
          1601 Elm Street
          Dallas, Texas 75201
          Attn:  Stephen A. McCartin, Esq.

          AND

          Pride Refining, Inc.
          1209 North Fourth Street
          Abilene, Texas 79601
          Attn:  Dave Caddell

          with copies to:

          Law Offices of Max R. Tarbox
          Pyramid Plaza
          3223 South Loop 289, Ste. 414
          Lubbock, TX 79423
          Attn.:  Max R. Tarbox, Esq.

Any of the above may, from time to time, change its address for future notices and other communications hereunder by filing a notice of the change of address with the Bankruptcy Court. Any and all notices given under the Plan shall be effective when received.

     12.11 Severability. Except as to terms which would frustrate the overall purposes of the Plan, should any provision in the Plan be determined to be unenforceable, such determination shall in no way limit or affect the enforceability and operative effect of any or all other provisions of the Plan.

     12.12 Interpretation, Rules of Construction, Computation of Time, and Choice of Law.

          (a) The provisions of the Plan shall control over any descriptions thereof contained in the Disclosure Statement;

          (b) Any term used in the Plan that is not defined in the Plan, either in Article I (Definitions) or elsewhere, but that is used in the Bankruptcy Code or the Bankruptcy Rules shall have the meaning assigned to that term in (and shall be construed in accordance with the rules of construction under) the Bankruptcy Code or the Bankruptcy Rules. Without limiting the foregoing, the rules of construction set forth in Section 102 of the Bankruptcy Code shall apply to the Plan, unless superseded herein;

          (c) Unless specified otherwise in a particular reference, all references in the Plan to Articles, Sections and Exhibits are references to Articles, Sections and Exhibits of or to the Plan;

          (d) Any reference in the Plan to a contract, document, instrument, release, limited partnership agreement, certificate, indenture or other agreement being in a particular form or on particular terms and conditions means that such document shall be substantially in such form or substantially on such terms and conditions;

          (e) Any reference in the Plan to an existing document or Exhibit means such document or Exhibit as it may have been amended, restated, modified or supplemented as of the Effective Date without limitation to the provisions set forth in the Plan;

          (f) Captions and headings to Articles and Sections in the Plan are inserted for convenience of reference only and shall neither constitute a part of the Plan nor in any way affect the interpretation of any provisions hereof;

          (g) In computing any period of time prescribed or allowed by the Plan, the provisions of Bankruptcy Rule 9006(a) shall apply;

          (h) All exhibits, annexes and schedules to the Plan are incorporated into the Plan, and shall be deemed to be included in the Plan, regardless of when filed;

          (i) Subject to the provisions of any contract, certificate, bylaws, instrument, release, indenture or other agreement or document entered into in connection with the Plan, the rights and obligations arising under the Plan shall be governed by, and construed and enforced in accordance with, federal law, including the Bankruptcy Code and Bankruptcy Rules;

          (j) Where applicable, references to the singular shall include the plural, and vice-versa.

     12.13 No Admissions. Notwithstanding anything herein to the contrary, nothing contained in the Plan shall be deemed as an admission by any Entity with respect to any matter set forth herein.

     12.14 Limitation of Liability. None of the Debtors, the Reorganized Debtors, the Creditors' Committee, nor any of their respective officers, directors, partners, employees, members, agents, advisors, affiliates, underwriters or investment bankers, nor any other professional persons employed by any of them (collectively, the "Exculpated Persons"), shall have or incur any liability to any Entity for any act taken or omission made in good faith, and that does not constitute gross negligence or willful misconduct, in connection with or related to formulating, negotiating, implementing, confirming or consummating the Plan, the Disclosure Statement or any Plan Document. The Exculpated Persons shall have no liability to the Debtors, the Reorganized Debtors, any holder of a Claim, any holder of an Interest, any other party in interest in the Bankruptcy Cases or any other Entity for actions taken or not taken under the Plan, in connection herewith or with respect thereto, or arising out of their administration of the Plan or the property to be distributed under the Plan, in good faith, that do not constitute gross negligence or willful misconduct, including, without limitation, failure to obtain Confirmation or to satisfy any condition or conditions, or refusal to waive any condition or conditions, to the occurrence of the Effective Date, and in all respects such Exculpated Persons shall be entitled to rely upon the advice of counsel with respect to their duties and responsibilities under the Plan. Notwithstanding anything contained in this Section 12.14 to the contrary, (i) nothing herein shall affect any liability any Exculpated Person has under the Plan Documents and
(ii) nothing herein is intended to exceed the exculpation that is permitted under Section 1125(e) of the Bankruptcy Code with regard to securities law issues.

Respectfully submitted,

GARDERE WYNNE SEWELL LLP


By: /s/ Stephen A. McCartin
Stephen A. McCartin
3000 Thanksgiving Tower
1601 Elm Street, Suite 3000
Dallas, TX 75201

ATTORNEYS FOR PRIDE COMPANIES, L.P.


LAW OFFICE OF MAX R. TARBOX


By: /s/ Max R. Tarbox
Max R. Tarbox
Pyramid Plaza
3223 South Loop 289, Ste. 414
Lubbock, TX 79423

ATTORNEY FOR PRIDE REFINING, INC.

and

PRIDE COMPANIES, L.P.
By:  Pride Refining, Inc.
Its Managing General Partner


By: /s/ Brad Stephens
Brad Stephens, Chief Executive Officer
Pride Refining, Inc.

and

PRIDE REFINING, INC.


By: /s/ Brad Stephens
Brad Stephens, Chief Executive Officer