Form 10-K
period 2001-12-31
PRIDE COMPANIES LP
filed 2002-04-15
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001
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

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of Common Units outstanding as of March 28, 2002: 4,950,000

     The aggregate market value of the 3,481,000 Common Units held by non-affiliates of the Partnership as of March 28, 2002 was approximately $2,332,000, which was computed using the closing sales price of the Common Units on March 28, 2002.

     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes  [X]       No  [ ]

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

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management

Item 13.        Certain Relationships and Related Transactions



                                PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K

                               PART I

Items 1 and 2. Business and Properties

General

     Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline (see "Long-Term Product Supply Agreement"). The Partnership's operations are conducted primarily in the State of Texas.

     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000. See "Partnership Operations and Products - Products Marketing Business".

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

     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owned the Series G Preferred Units of the Partnership with a stated value of $3,144,000 ("G Preferred Units"), as of December 31, 2001, and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units") (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity"). Subsequent to December 31, 2001, Pride SGP distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity"). After the redemption by the Partnership of G Preferred Units with a stated value of $104,000 and $2,526,000 owned by Pride SGP and the Departing Shareholders of Pride SGP, respectively, Pride SGP owns $514,000 G Preferred Units as of April 3, 2002. Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively own a 24.1% interest as of February 28, 2002 in the Partnership through their ownership of Common Units (see "Item 10. Directors and Executive Officers of the Partnership"). Public ownership represented by the remaining Common Units is 69.0%. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.

     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which was the Partnership's primary lender and also owned two-thirds of the Partnership's redeemable preferred equity (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.

     On January 11, 2002, the Partnership and Managing General
Partner's Bankruptcy Plan was confirmed by the Bankruptcy Court and the Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (see "Item 3. Legal Proceedings").

     Pride Marketing which is currently inactive is expected to be liquidated in the near future.

     Pride SGP is expected to request the Bankruptcy Court to dismiss its bankruptcy petition.

     The Partnership's principal business consists of marketing military aviation fuel, conventional gasoline and low sulfur diesel fuel. The San Angelo Pipeline transports products from the Abilene Terminal to Dyess Air Force Base ("Dyess") in Abilene and to the San Angelo Terminal.

     The Partnership's primary market area for refined products includes Central and West Texas and is a region that is not significantly served by the major refining centers of the Gulf Coast. Alon, which purchased Fina, Inc.'s refinery in Big Spring, Texas, in September, 2000, is a competitor of the Partnership and has products pipeline access into Abilene, while the Partnership is the only supplier with a products pipeline into San Angelo.

     In April 1998, Shell converted an existing crude pipeline into a refined products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel to the Abilene Terminal and Aledo Terminal for distribution to the Partnership's existing customers. In the Partnership's primary market area, product prices reflect a premium due to transportation costs required to import refined products from supply points outside of the market area.

     Joint Reserve Fort Worth ("Joint Reserve"), Dyess, and certain other military installations have been long-time customers of the Partnership's military aviation fuel. Management anticipates that the Partnership will continue to bid for these and other military supply contracts in the future although volumes have declined from prior years due to increasing competition. See "Partnership Operations and Products - Products Marketing Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors." Gasoline and diesel tankage and sales facilities at the Aledo Terminal allow the Partnership access to the smaller communities west of the Dallas-Fort Worth ("DFW") market along Interstate 20 for conventional gasoline and the DFW market for low sulfur diesel fuel. See "Markets and Competition" below.

Partnership Operations and Products

     Products Marketing Business. The Partnership receives refined products from Shell at the Abilene Terminal and Aledo Terminal to market through its Products Terminals in Abilene, San Angelo, and Aledo. The Partnership transports refined products from the Abilene Terminal to Dyess in Abilene and to the Partnership's San Angelo Terminal through the San Angelo Pipeline. Prior to idling the Refinery, the Partnership operated the Aledo Pipeline that transported refined products from the Abilene Terminal to the Aledo Terminal. The Aledo Pipeline was idled in April 1998, since Shell's pipeline is connected to the Aledo Terminal.

     The Partnership delivers military aviation fuel to Dyess by pipeline and trucks military aviation fuel from both the Abilene Terminal and Aledo Terminal to other military installations supplied by the Partnership. Conventional gasoline is marketed through the Partnership's Products Terminals to non-military customers in the Abilene area, the San Angelo area, and the communities west of the Dallas-Fort Worth ("DFW") metropolitan area along Interstate 20. Low sulfur diesel fuel is also marketed through the Products Terminals to non-military customers in the Abilene area, the San Angelo area, and the DFW metropolitan area.

     Military aviation fuel delivered by the San Angelo Pipeline to Dyess is sold f.o.b. the Abilene Terminal with title passing to the purchaser as the product enters the pipeline. Prior to 1998, the Partnership had the only pipeline capable of delivering jet fuel directly into Dyess. In late 1997, Alon's predecessor purchased Conoco's products terminal in Abilene and built its own pipeline from that terminal to Dyess that now enables Alon to also deliver military aviation fuel by pipeline into Dyess (see "General").

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "Markets and Competition" below. The expected volumes under the most recently awarded contract are 34,325,000 gallons compared to 32,850,000 gallons under the previous contract. The Partnership believes that its profit margins under the new contract should be similar to those under the previous contract. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors." The Bankruptcy has not affected the contract the Partnership has with the United States of America (the "Government").

     The Partnership and its predecessors have been supplying products to Joint Reserve and Dyess since the early 1960s. Management believes that there will continue to be strong demand for military aviation fuel in the Partnership's market area into the foreseeable future; however, due to increased competition, the amount of military aviation fuel supplied by the Partnership, under its last four contracts relating thereto, was at reduced volumes from contracts prior to 1998. Furthermore, any future contracts may be at further reduced volumes. Dyess is an Air Combat Command facility, formerly a strategic air command facility, and the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under a contract with the Government that was effective from April 1, 2001 through March 31, 2002, the Partnership contracted to sell military aviation fuel to Dyess, Joint Reserve, AASF in Dallas, Texas, and AASF in Grand Prairie, Texas. Under a new contract with the Government that is effective from April 1, 2002 through March 31, 2003, the Partnership will supply military aviation fuel to those same bases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results
- Other Factors."

     In the year ended December 31, 2000, the Partnership collected an award of $61,521,000 ("DESC Proceeds") from the Government, also referred to as the Defense Energy Support Center ("DESC"), related to underpayments by the Government for jet fuel purchased from the Partnership over several years (see "Item 3. Legal Proceedings").

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

     Refining. Prior to March 22, 1998, the principal business of the Partnership was refining crude oil at its Refinery located approximately ten miles north of Abilene, Texas. The Refinery had a throughput capacity of 49,500 BPD and was permitted to process 44,500 BPD.

     As a result of idling the Refinery, the Partnership wrote down such assets by $40,000,000 at December 31, 1997. Some of the tanks and the rack facility also referred to as the Abilene Terminal that were once part of the Refinery are still being used in connection with the Shell Agreement. In December 1998, the Partnership sold its diesel desulfurization unit for $3,100,000. On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline to Alon for $5,400,000.

Markets and Competition

     Alon, the Partnership's principal competitor in its primary market area, operates a products pipeline in the Abilene area. This competitor's pipeline originates in Big Spring, Texas (105 miles west of Abilene) and supplies Abilene, Midland, and Wichita Falls, Texas and the Midcontinent region of the United States. However, the Partnership currently has the only products pipeline access to the San Angelo area. Retailers and jobbers who are not supplied by the Partnership or one of its exchange partners must truck their products into San Angelo from locations as far away as 90 to 200 miles. In April 1998, Shell completed conversion of an existing crude pipeline into a refined products pipeline that delivers conventional gasoline, low sulfur diesel fuel and military aviation fuel from the Gulf Coast to the Partnership's Abilene Terminal and Aledo Terminal, and the Partnership ships product from the Abilene Terminal to the San Angelo Terminal through the San Angelo Pipeline. Other Gulf Coast refiners ship their products primarily throughout the southeast and central United States. Total petroleum product demand for the Partnership's market area is determined by demand for conventional gasoline, low sulfur diesel fuel, and military aviation fuel. In the case of each product, however, demand tends to vary by locality and season. Aviation fuel consumption is from regional military and civilian air facilities.

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

     The Partnership sells gasoline to branded product companies and to unbranded dealers. Low sulfur diesel fuel is primarily sold to truck stops and end users with a limited amount sold to other branded product companies. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells or exchanges diesel, conventional gasoline, and military aviation fuel, depending on local market needs throughout the region. Some of the marketers in the area that purchase from or exchange refined products with the Partnership include Alon, ChevronTexaco ("Chevron"), Exxon Mobil, Phillips, Shell, Star Enterprise and Ultramar Diamond Shamrock. The Partnership has two exchange agreements and two sales agreements with these companies for product supplied out of the Abilene Terminal; five exchange agreements with these companies for products supplied out of the San Angelo Terminal; and one exchange agreement and one sales agreements with these companies for product supplied out of the Aledo Terminal. After the Bankruptcy, one of the marketers in the Partnership's area cancelled an exchange agreement for product supplied out of the Aledo Terminal and San Angelo Terminal. The Partnership does not expect any further cancellations; however, such events are outside the Partnership's control. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Big Spring, Fort Worth, Lubbock and Midland/Odessa, Texas without incurring transportation costs to these cities. Prior to March 31, 2000, the Partnership had operated several retail fueling facilities.

Customers

     Two of the Partnership's major customers are the DESC and Chevron. Revenues from the DESC comprised 12.8%, 17.2% and 13.6% of total revenues from the Products Marketing Business in 2001, 2000 and 1999, respectively. Revenues from Chevron comprised 7.5%, 8.1% and 6.7% of total revenues from the Products Marketing Business in 2001, 2000 and 1999, respectively.
     At December 31, 2001 and 2000, the Partnership had $537,000 and $1,544,000, respectively, in receivables from the DESC and $971,000 and $303,000, respectively, in receivables from Chevron.

Long-Term Product Supply Agreement

     In 1997, the Partnership executed a long-term product supply agreement (see "General") with Shell to supply gasoline, diesel fuel and jet fuel to the Partnership. The Shell Agreement has a 10-year primary term which began in April 1998, the date Shell completed its system of pipelines and terminals. The Shell Agreement also has two-year renewal provisions for up to an additional 10 years. After the initial five years of the initial ten-year term ("Primary Term"), if Shell determines that shipment of products on its products pipeline is no longer economical due to product prices, then Shell may notify the Partnership of proposed redetermined prices. If the Partnership does not accept such redetermined prices, then Shell may elect to terminate the Shell Agreement by 18 months' written notice. After the Primary Term, if either party under the Shell Agreement can demonstrate that the prices for delivered products under the Shell Agreement are producing cash flows materially below that received during the Primary Term, then such party may notify the other party of proposed prices it must receive to continue. If the other party does not accept such redetermined pricing, then the other party may elect not to renew the Shell Agreement not less than one year prior to the end of the current term. The Shell Agreement may furthermore be terminated upon any breach by the other party which continues beyond 30 days following notice of breach. Additionally, the Shell Agreement provides that the Partnership will purchase all gasoline, diesel and jet fuel which it may desire to purchase, exclusively from Shell. The Partnership's cost for such product is based primarily on the market price in the area in which the products are received less a discount. The Partnership uses Shell products to supply its existing customer base, which includes wholesale customers, exchange partners, and military bases, primarily using the Products Terminals and San Angelo Pipeline.

     In connection with the Shell Agreement, the Partnership idled its Refinery, but continues to utilize the terminal and storage facilities at the Refinery as part of the Abilene Terminal. As a result of the Shell Agreement, the Partnership believes that cash flows have been less volatile since the Partnership is no longer exposed to the extremely volatile margins of a refinery. The Partnership also believes that the Shell Agreement better enables the Partnership to remain competitive as environmental standards change and the industry trends toward consolidation and realignments in the future.

     During the Bankruptcy, Shell continued providing refined products to the Partnership. As of December 31, 2001, the Partnership's purchases were secured by a cash deposit of $14,000,000. The cash deposit was subsequently reduced to $10,000,000 on January 22, 2002 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

Employees

     As of December 31, 2001, the Partnership had 32 employees in the Products Marketing Business.

Environmental Matters

     The Partnership's activities involve the transportation, storage, and marketing of refined petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. For the year ending December 31, 2002, the Partnership expects to spend $50,000 related to an investigative study by the Texas Natural Resource Conservation Commission. The Partnership spent $31,000 related to that study for the year ended December 31, 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results" and "Item 3. Legal Proceedings."

Forward Looking Statements

     This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Shell and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations and obligations under the preferred security instruments, (v) fluctuations in refined product prices and their impact on working capital, and (vi) the disputed proofs of claim filed by former employees. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Item 3. Legal Proceedings."

Item 3. Legal Proceedings

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.

     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at December 31, 2001. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.

     On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America, also referred to as the DESC (see "Items 1. and 2. Business and Properties - Partnership Operations and Products - Products Marketing Business"), relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.


     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC Proceeds were $61,521,000 (see "Items
1. and 2. Business and Properties - Partnership Operations and Products - Products Marketing Business") from which the Partnership paid legal fees of $5,908,000 to the Partnership's attorneys ("Legal Fees") and bonuses of $6,967,000 to Management ("Bonuses"). The DESC Proceeds less the Legal Fees and Bonuses were $48,646,000 ("DESC Income" or "Net DESC Proceeds"). The Partnership reported the $45,706,000 less Legal Fees of $4,339,000 and Bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000. The Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000
in other income for the year ended December 31, 2000.

     On July 25, 2000 and July 26, 2000, the Partnership made three payments to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds to retire the A Term Loan and B Term Loan. On August 23, 2000 and August 31, 2000, the Partnership also made the First Deposit of $9,360,000 and Second Deposit of $7,000,000, respectively, for a total of $16,360,000 in Deposits from the DESC Proceeds with the District Court of Taylor County, Texas ("Texas Court") which were expected to be used to retire the Debt and Redeemable Preferred Equity prior to the Bankruptcy (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of A Term Loan, B Term Loan, First Deposit, Second Deposit, Deposits, Debt and Redeemable Preferred Equity"). The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements is $15,680,000 and has been used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and the Supreme Court of New York County, New York, ("New York Court") and subject to the supervision of the Bankruptcy Court (see below).

     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity securities instruments (including distributions paid in kind on debt and accumulated arrearages owed on Redeemable Preferred Equity), Legal Fees and payments under the Partnership's bonus plan, Common Unitholders (see "Items 1. and 2. Business and Properties - General") were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to Common Unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to Common Unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). Before the dispute with Varde, the Partnership had planned on retiring the Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).

     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000.

     In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the Common Unitholders. Under that convention, Common Unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership also took the position that suspended losses would be available to Common Unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with that position. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. The Partnership suggested that Common Unitholders should consult with their own tax advisor regarding the use of suspended losses.

     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan were required to be paid to Varde. The Partnership had planned on eventually retiring all of the Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third as a transaction fee rather than being required to apply the Payments against the Debt and Redeemable Preferred Equity (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definition of Varde One-Third). The Partnership believed this position conflicted with the credit agreement between Varde and the Partnership in that it required that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. However, Varde's position was that since another loan document executed at the same time as the credit agreement did not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Bankruptcy Court's Initial Ruling (see below) found that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity.

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

     If Varde's interpretations of the loan documents had been correct, the Varde One-Third would have equaled $17,621,000 and Varde would have received such amount as a Transaction Fee and would not have had to apply it to any of the Debt and Redeemable Preferred
Equity.

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

     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units). Varde claimed that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity was due.

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

     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for definition of Management Revolver). During the third and fourth quarters of 2000, Management made advances under this facility. The facility was subsequently cancelled.

     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the Bankruptcy. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see "Items 1. and 2. Business and Properties - General"). As previously discussed, the filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity.

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

     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.

     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.

     On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that the Varde One-Third had to be applied against the Debt and Redeemable Preferred Equity; the Tender (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity") was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender; and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.

     Varde, the Partnership and Management had planned on asking the Bankruptcy Court to review certain points of the Initial Ruling. However, prior to briefing those points, Varde, the Partnership and Management entered into a settlement agreement on October 18, 2001 and the Bankruptcy Court approved it on November 15, 2001 thus ending the litigation between the various parties ("Varde Settlement Agreement").

     Under the Varde Settlement Agreement, Varde received $12,000,000 and an allowed unsecured claim of $11,000,000 (net of a $2,000,000 discount) on November 21, 2001 from the Partnership (the "Allowed Unsecured Claim"), of which $4,000,000 was to be paid on the effective date of the Plan (the "Effective Date") and the Partnership would give Varde an unsecured note in the principal amount of $9,000,000 (subject to a $2,000,000 discount) ("Varde Unsecured Note") which was to mature on January 22, 2005 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Financial Resources and Liquidity" for the definition of Plan). As a result of paying Varde a total of $11,000,000 on January 22, 2002, the Partnership received the $2,000,000 discount on the Varde Unsecured Note.

     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001 to January 22, 2002.

     The Varde Settlement Agreement also provided that Management would hold allowed claims against the Partnership with respect to the various securities Varde assigned to them in December 1997 (see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" and "Item 13. Certain Relationships and Related Transactions"). As of December 31, 2001, this included the C Term Loan of $2,055,000, the Subordinate Note A of $1,111,000 and the Redeemable Preferred Equity of $8,353,000 (collectively "Management Securities"). Management agreed that if Varde were paid off on January 22, 2002 that it would accept $3,200,000 of New Redeemable Preferred Equity for the C Term Loan and Subordinate Note A in addition to the $8,300,000 of New Redeemable Preferred Equity that it would receive under the Plan for the Redeemable Preferred Equity owned by Management (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definition of New Redeemable Preferred Equity). The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum.
Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is amortized in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is amortized in fifteen equal annual installments beginning on January 22, 2003. Management had further agreed to discount the New Redeemable Preferred Equity up to $2,000,000 to the extent the discount on the Varde Unsecured Note was less than $2,000,000. However, Management's New Redeemable Preferred Equity was not discounted since the Partnership received the full $2,000,000 discount on the Varde Unsecured Note.

     Under the Varde Settlement Agreement, the Partnership owed approximately the same amount as it did prior to the settlement after factoring in the $2,000,000 discount on the Varde Unsecured Note; however, debt was converted into New Redeemable Preferred Equity, the distribution rates are substantially lower, the maturity dates were extended and the Partnership avoided having to further litigate the issues in dispute with Varde.

     For the years ended December 31, 2001 and 2000, the Partnership incurred legal fees and other expenses of $900,000 and $1,172,000 in connection with the dispute with Varde and $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000, respectively, related to the Bankruptcy.

     In connection with the Bankruptcy, several material proofs of claim were filed with the Bankruptcy Court that the Partnership disputed. The Partnership has resolved all of the material proof of claims with the exception of those filed by the former employees. The Bankruptcy Court decided that the Partnership owed the former employees something and is currently deciding how much (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during fiscal year 2001.

                              PART II

Item 5. Market for Partnership's Common Units and Related Unitholder
        Matters

     The Partnership's Common Units are traded on the NASDAQ OTC bulletin board under the symbol PRDE. The following tables set forth, for the periods indicated, the high and low closing prices of the Common Units in 2001 and 2000 on the NASDAQ OTC bulletin board. Quotations on the NASDAQ OTC bulletin board reflect interdealer, without retail mark-up, mark-down, or commission, prices and may not necessarily represent actual transactions. No distributions were made on the Common Units during the past two fiscal years.


NASDAQ OTC Bulletin Board
-------------------------

     2000                    HIGH        LOW
     ----                    ----        ---
First Quarter              $ 0.39      $ 0.13

Second Quarter               0.25        0.11

Third Quarter                0.31        0.02

Fourth Quarter               0.22        0.14

    2001                     HIGH        LOW
    ----                     ----        ---

First Quarter              $ 0.38      $ 0.16

Second Quarter               0.40        0.25

Third Quarter                0.90        0.33

Fourth Quarter               0.89        0.56


     As of December 31, 2001, the Subordinate Note A, B Preferred Units and C Preferred Units were convertible into 176,000, 493,000 and 265,000 Common Units, respectively, or a total of 934,000 Common Units. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity." Through December 31, 2001, these securities had total accumulated arrearages of $2,660,000.

     Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial Common Unitholders of the Partnership at December 31, 2001 to be approximately 2,700.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for a discussion of certain restrictions on the payment of distributions to Common Unitholders while the New Redeemable Preferred Equity and G Preferred Units remain outstanding.

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

     The income statement data and balance sheet data for the years 1997 and 1998 have been restated to reflect the Crude Gathering System as a discontinued operation.

(The following table should be printed on 14" x 8.5" paper)

                                                 SELECTED FINANCIAL DATA<F11>
                         (In thousands, except per unit amounts, operating data and footnote amounts)
                                                            Year Ended December 31,
                                             -----------------------------------------------------------------
                                                1997         1998         1999         2000         2001
                                                ----         ----         ----         ----         ----
Income Statement Data:
  Revenues
    Products Marketing Business <F1>         $ 277,179    $ 121,189    $ 130,604    $ 234,929    $ 236,510
    Net DESC Proceeds                                -            -            -       36,257<F12>
  Costs of sales and operating
    expenses, excluding depreciation           266,918      115,454      126,424      230,144      229,280
  Refinery closure costs                        41,396<F3>        -            -            -            -
  Marketing, general and administrative
    expenses                                     4,769        3,761        3,700        3,406        3,434
  Depreciation                                   4,955        1,422        1,496        1,467        1,444
                                              --------     --------     --------     --------     --------
  Operating income (loss)                      (40,859)         552       (1,016)      36,169        2,352
                                              --------     --------     --------     --------     --------
  Other net                                        558          322          505        1,016        1,047
  Net interest income from DESC                      -            -            -       12,389<F12>       -
  Interest expense                              (4,829)      (5,647)<F4>  (5,095)<F4>  (1,244)<F4>     222
  Credit and loan fees <F5>                     (1,242)      (1,646)      (2,080)      (4,921)        (907)
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations before reorganization items     (46,372)      (6,419)      (7,686)      43,409        2,714

  Reorganization items:
    Professional fees and
      administrative expenses                        -            -            -            -        1,111
    Premium on retirement of Debt and
      Redeemable Preferred Equity                    -            -            -            -          183
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations                                 (46,372)      (6,419)      (7,686)      43,409        1,420

  Discontinued operations <F11>:
    Income (loss) from operations of
      the Crude Gathering System prior
      to August 1, 1999                          1,341       (2,138)<F2>     269<F2>        -            -
    (Loss) on disposal                               -            -         (251)           -            -
                                              --------     --------     --------     --------     --------
  Net income (loss)                          $ (45,031)   $  (8,557)   $  (7,668)   $  43,409    $   1,420
                                              ========     ========     ========     ========     ========

    Basic net income (loss) per Common
      Unit:
        Net income (loss) from continuing
          operations                         $   (9.18)   $   (1.62)   $   (1.89)   $    8.26    $   (0.27)
        Net income (loss) from
          discontinued operations            $     .26    $    (.42)   $       -    $       -            -
                                              --------     --------     --------     --------     --------
          Basic net income (loss)            $   (8.92)   $   (2.04)   $   (1.89)   $    8.26    $   (0.27)
                                              ========     ========     ========     ========     ========

    Diluted net income (loss) per Common
      Unit:
        Net income (loss) from continuing
          operations                         $   (9.18)   $   (1.62)   $   (1.89)   $    5.82    $   (0.27)
        Net income (loss) from
          discontinued operations            $     .26    $    (.42)   $       -    $       -            -
                                              --------     --------     --------     --------     --------
          Diluted net income (loss)          $   (8.92)   $   (2.04)   $   (1.89)   $    5.82    $   (0.27)
                                              ========     ========     ========     ========     ========
  Numerator:
  Basic net income (loss) from continuing
    operations                               $ (46,372)   $  (6,419)   $  (7,686)   $  43,409    $   1,420
  Preferred distributions<F6>                        -       (1,763)      (1,854)      (1,683)      (2,806)
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations less preferred
    distributions                              (46,372)      (8,182)      (9,540)      41,726       (1,386)
  Net income (loss) from continuing
    operations allocable to 2%
    general partners' interest                    (928)        (163)        (191)         835          (28)
                                              --------     --------     --------     --------     --------
  Numerator for basic net income
    (loss) per Common Unit
    from continuing operations               $ (45,444)   $  (8,019)   $  (9,349)   $  40,891    $  (1,358)
                                              ========     ========     ========     ========     ========
  Net income (loss) from discontinued
    operations                               $   1,341    $  (2,138)   $      18    $       -    $       -
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                              27          (43)           -            -            -
                                              --------     --------     --------     --------     --------
  Numerator for basic net income
    (loss) per Common Unit
    from discontinued operations             $   1,314    $  (2,095)   $      18    $       -    $       -
                                              ========     ========     ========     ========     ========
  Numerator for basic net income
    (loss) per Common Unit                   $ (44,130)   $ (10,114)   $  (9,331)   $  40,891    $  (1,358)
                                              ========     ========     ========     ========     ========

  Diluted net income (loss) from
    continuing operations                    $ (46,372)   $  (6,419)   $  (7,686)   $  43,409    $   1,420
  Preferred distributions<F6>                        -       (1,763)      (1,854)      (1,683)      (2,806)
  Adjustments to compute diluted net income
    (loss):
      Subordinate Note A interest expense            -            -            -          186            -
      B Preferred Unit distributions                 -            -            -          795            -
      C Preferred Unit distributions                 -            -            -          427            -
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations less preferred
    distributions                              (46,372)      (8,182)      (9,540)      43,134       (1,386)
  Net income (loss) from continuing
    operations allocable to 2%
    general partners' interest                    (928)        (163)        (191)         863          (28)
                                              --------     --------     --------     --------     --------
  Numerator for diluted net income
    (loss) per Common Unit
    from continuing operations               $ (45,444)   $  (8,019)   $  (9,349)   $  42,271    $  (1,358)
                                              ========     ========     ========     ========     ========

  Net income (loss) from discontinued
    operations                               $   1,341    $  (2,138)   $      18    $       -    $       -
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                              27          (43)           -            -            -
                                              --------     --------     --------     --------     --------
  Numerator for diluted net income
    (loss) per Common Unit
    from discontinued operations             $   1,314    $  (2,095)   $      18    $       -    $       -
                                              ========     ========     ========     ========     ========
  Numerator for diluted net income
    (loss) per Common Unit                   $ (44,130)   $ (10,114)   $  (9,331)   $  42,271    $  (1,358)
                                              ========     ========     ========     ========     ========
  Cash distributions declared per
    Common Unit                              $       -    $       -    $       -    $       -    $       -

  Denominator <F7>:
  Denominator for basic net income
    (loss) per Common Unit:                      4,950        4,950        4,950        4,950        4,950
  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                             -            -            -          292            -
      B Preferred Units                              -            -            -        1,315            -
      C Preferred Units                              -            -            -          705            -
                                              --------     --------     --------     --------     --------
        Total adjustments                            -            -            -        2,312            -
                                              --------     --------     --------     --------     --------
  Denominator for diluted net income
    (loss) per Common Unit:                      4,950        4,950        4,950        7,262        4,950
                                              ========     ========     ========     ========     ========
Balance Sheet Data (at end of period):
  Net property, plant and equipment          $  19,793    $  17,518    $  16,621    $  15,301    $  13,963
  Total assets                                  64,804       44,107       47,506       56,069       48,297
  Long-term debt (including current
    maturities) <F8>                            37,465       39,594       25,799        9,359       14,166
  Redeemable Preferred Equity                   19,529       19,529       17,079 <F9>  17,079        5,693
  Partners' capital (deficiency)               (15,433)     (23,990)     (28,514)<F9>  14,895       11,211

Operating Data Continuing Operations (BPD):
  Products Marketing Business
    Product sales                                    -       13,267<F10>  14,783       16,919       18,758
  Refinery
    Crude oil throughput                        31,449       28,090<F10>       -            -            -
    Products refined                            30,619       27,438<F10>       -            -            -
  Products System
    Transportation volumes                      11,415        7,335<F10>       -            -            -


<F1>
Prior to idling the Refinery on March 22, 1998, this data represents information for the Refinery, products pipelines and terminals.
<F2>
Discontinued operations for 1998, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.  Discontinued operations for 1999 included the reversal of a $1,197,000 lower of cost or market inventory adjustment since the market value of the crude oil was more than its carrying value.
<F3>
Refinery closure costs for the year ended December 31, 1997 includes a $40,000,000 noncash charge for impairment of fixed assets, $1,750,000 related to closure of the Refinery and related severance costs, and $367,000 related to the write-off of certain Refinery assets offset by $721,000 in accruals that were reversed as a result of the Refinery being idled.
<F4>
Since a portion of the debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the debt.  Interest expense in 1998, 1999 and 2000 reflects an accrual of $1,030,000,
$315,000 and reversal of an accrual of $1,345,000, respectively, which was based on the difference between the effective interest rates and the stated rates.
<F5>
Credit and loan fees include costs associated with the restructuring and refinancing of the Partnership of $613,000,
$1,325,000, $1,761,000 and $3,456,000 for 1997, 1998, 1999 and 2000, respectively, and legal fees associated with the Varde dispute of $1,172,000 and $900,000 for 2000 and 2001, respectively.
<F6>
Since cash distributions were not paid on the preferred equity, the preferred equity accrued distributions of $1,763,000,
$1,854,000, $1,683,000 and $2,806,000 for the years ended December 31, 1998, 1999, 2000 and 2001, respectively, which have been deducted in determining net income (loss) per Common Unit.  Included in the preferred equity accrued distributions for the years ended December 31, 1998 and 1999 were $196,000 and $147,000, respectively, related to the E Preferred Units and F
Preferred Units.  The accrued distributions on the E Preferred Units and F Preferred Units were cancelled in connection with the Crude Gathering Sale on October 1, 1999 (see Footnote 11).
<F7>
In 1997, 1998, 1999, 2000 and 2001, the calculations of diluted net income per Common Unit excluded 300,000, 300,000,
278,000, 208,000 and 160,000, respectively, officer and employee unit appreciation rights and 2,987,000, 3,027,000,
2,751,000, 0 and 934,000, respectively, units attributed to the convertible preferred equity and convertible debt because the effect would be antidilutive.  For 2000, 2,312,000 Common Unit equivalents related to the convertible preferred equity and convertible debt was included in the calculation of diluted net income per Common Unit.  The calculation for those five years also excluded 70,000 director unit appreciation rights because the plan states they will be settled for cash.
<F8>
At December 31, 1997, 1998, 1999, 2000 and 2001 current maturities were $1,938,000, $65,000, $25,799,000, $9,359,000 and
$7,166,000 (of which $5,111,000 was include in current liabilities subject to compromise), respectively.
<F9>
In connection with the Crude Gathering Sale, Pride SGP exchanged certain assets, receivables, and the E Preferred Units and F
Preferred Units for $2,000,000 and $3,144,000 G Preferred Units which are included in Partners' capital (deficiency) for the years ended December 31, 1999, 2000 and 2001.  See "Item 7. Management's Discussion and Analysis of Financial Conditions and
Results of Operation - Factors and Trends Affecting Operating Results - Financial Resources and Liquidity."
<F10>
Due to the Refinery being idled on March 22, 1998, the operating data in 1998 for the Products Marketing Business is for the period April 1, 1998 through December 31, 1998 and for the Refinery and Products System is for the period January 1, 1998 through March 31, 1998.
<F11>
The Crude Gathering System segment was sold on October 1, 1999.  Accordingly, the segment has been presented as discontinued
operations for all periods.
<F12>
On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the
Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act.  The total award was $61,521,000.  The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July
25, 2000 and paid total Legal Fees to the Partnership's attorneys of $5,908,000.  On August 24, 2000, the Partnership
received an additional $15,815,000 which was for the statutory interest on the judgment.  The Partnership paid Bonuses totaling $6,967,000 from the DESC Proceeds to Management.  The Partnership reported the $45,706,000 less Legal Fees of
$4,339,000 and Bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000.  The
Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000 in
other income for the year ended December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Results of Operations

General

     The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

     As a result of the Crude Gathering Sale on October 1, 1999, the Partnership's operating results for the Products Marketing Business now depend principally on (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Shell and (ii) the sales volume at the Products Terminals. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets.

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

Year ended December 31, 2001 compared with year ended December 31,
2000.

     Products Marketing Business. Net income was $1,420,000 for the year ended December 31, 2001 compared to $43,409,000 for the year ended December 31, 2000. The results for the year ended December 31, 2000 included $48,646,000 of income from the DESC Claim. The $12,389,000 of interest income related to the DESC Claim is reported separately from the $36,257,000 included in operating income which represents underpayments by the Government in prior years for jet fuel purchased from the Partnership. As a result of collecting the DESC Proceeds and applying it to the Debt, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans and recognized income of $1,345,000 associated with the reversal of an accrual for increasing rate accrued interest for the year ended December 31, 2000 (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of DESC Claim, DESC Proceeds and Debt).

     For the year ended December 31, 2001, interest expense decreased $1,283,000 as a result of retiring the Debt with the DESC Proceeds and the reversal of an accrual for interest expense of $862,000 on certain Debt and Redeemable Preferred Equity expected to be retired and redeemed with the Deposits. In addition, credit and loan fees declined $2,903,000 for the year ended December 31, 2001 primarily because the Partnership wrote-off $2,556,000 in deferred financing costs in 2000. This was partially offset by an increase in reorganization costs associated with the Bankruptcy of $1,294,000 for the year ended December 31, 2001 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of Redeemable Preferred Equity and Deposits).

     Operating income for the Products Marketing business was $2,352,000 for the year ended December 31, 2001 compared to $36,169,000 for the year ended December 31, 2000. Excluding the $36,257,000 of DESC Income (see "Item 3. Legal Proceedings") included in operating income, the year ended December 31, 2000 would have shown an operating loss of $88,000. Depreciation expense for the Products Marketing Business was $1,444,000 and $1,467,000 for the years ended December 31, 2001 and 2000, respectively. Operating income excluding depreciation for the Products Marketing Business was $3,796,000 for the year ended December 31, 2001 compared to $37,636,000 for the year ended December 31, 2000. Excluding the $36,257,000 of DESC income included in operating income, the year ended December 31, 2000 would have shown operating income excluding depreciation of $1,379,000. Excluding the DESC Income for the year ended December 31, 2000, the improvement for the year ended December 31, 2001 was primarily due to an increase in gross margins of $2,888,000 for the year ended December 31, 2001 which was partially offset by an increase in operating expenses of $368,000 for the same period. For the year ended December 31, 2001, the Partnership marketed 18,758 BPD of refined products compared to 16,919 BPD for the year ended December 31, 2000. The net margin per barrel (after marketing, general and administrative expenses and excluding the DESC Income) for the year ended December 31, 2001 was $0.34 compared to breakeven for the year ended December 31, 2000.

Year ended December 31, 2000 compared with year ended December 31,
1999.

     General. Net income for the year ended December 31, 2000 was $43,409,000 compared to net loss of $7,668,000 for the year ended
December 31, 1999. The results for the year ended December 31, 1999 included income of $18,000 from discontinued operations.

     Continuing Operations (Products Marketing Business). Net income from continuing operations was $43,409,000 for the year ended December 31, 2000 compared to a net loss from continuing operations of $7,686,000 for the year ended December 31, 1999. The results for the year ended December 31, 2000 included $48,646,000 of income from the DESC Claim (see "Financial Condition - Financial Resources and Liquidity"). The $12,389,000 of interest income related to the DESC Claim is reported separately from the $36,257,000 included in operating income which represents underpayments by the Government in prior years for jet fuel purchased from the Partnership. As a result of collecting the DESC Proceeds and applying it to the Debt (see "Financial Condition - Financial Resources and Liquidity"), the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans and recognized income of $1,345,000 associated with the reversal of an accrual for increasing rate accrued interest for the year ended December 31, 2000. In addition, for the year ended December 31, 2000, marketing, general and administrative expense declined $294,000 and operating expense declined $634,000 for a total decrease of $928,000 (see "Item 3. Legal Proceedings").

     Operating income for the Products Marketing business was $36,169,000 for the year ended December 31, 2000 compared to operating loss of $1,016,000 for the year ended December 31, 1999. Excluding the $36,257,000 of DESC Income (see "Item 3. Legal Proceedings") included in operating income, the year ended December 31, 2000 would have shown an operating loss of $88,000. As mentioned before, general and administrative expenses and operating expenses declined a total of $928,000 for the year ended December 31, 2000. Depreciation expense for the Products Marketing Business was $1,467,000 and $1,496,000 for the years ended December 31, 2000 and 1999, respectively. Operating income excluding depreciation for the Products Marketing Business was $37,636,000 for the year ended December 31, 2000 compared to operating income excluding depreciation of $480,000 for the year ended December 31, 1999. Excluding the $36,257,000 of DESC income included in operating income, the year ended December 31, 2000 would have shown operating income excluding depreciation of $1,379,000. The improvement for the year ended December 31, 2000 was due to a $928,000 reduction in general and administrative expenses and operating expenses. For the year ended December 31, 2000, the Partnership marketed 16,919 BPD of refined products compared to 14,783 BPD for the year ended December 31, 1999. The net margin per barrel (after marketing, general and administrative expenses and excluding the DESC Income) for the year ended December 31, 2000 was breakeven compared to negative $0.19 for the year ended December 31, 1999.

     Discontinued Operations (Crude Gathering System). Net income from discontinued operations was $269,000 for the seven months ended July 31, 1999. Net income from discontinued operations for the year ended December 31, 1999 included the reversal of a $1,197,000 lower of cost or market inventory adjustment since the market value of the crude oil owned by the Partnership was more than its LIFO carrying value at September 30, 1999. The results from discontinued operations for the seven months ended July 31, 1999 included $944,000 in higher costs of sales due to hedging losses. See "Item 7a. Quantitative and Qualitative Disclosure About Market Risk." The volume of crude oil gathered by the Crude Gathering System was 38,110 BPD for the first seven months of 1999. For the seven months ended July 31, 1999, net margin was $0.12 per barrel.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $399,000 for the years ended December 31, 2002 and 2003 on several projects to maintain compliance with various other environmental requirements, including $50,000 for 2002 related to an investigative study by the Texas Natural Resource Conservation Commission and an aggregate of $93,000 for 2002 and 2003 related to the cleanup of an existing leak. The remaining $256,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in the final stages of Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at December 31, 2001. The Partnership spent $217,000 and $31,000 related to that study for the years ended December 31, 2000 and 2001, respectively. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

     Industry Trends and Price of Crude Oil. The Partnership is impacted by fluctuations in the cost of products purchased from Shell versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets.

     Seasonality and Weather. Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north.

     Other Factors. The Government awarded the Partnership the right to supply 34,325,000 gallons of military aviation fuel for the contract period that began April 1, 2002 and ends March 31, 2003. The award is for deliveries to Dyess, Joint Reserve - Fort Worth, Texas, AASF in Dallas, Texas, and AASF in Grand Prairie, Texas. The contract provides for a 4% increase from the volumes that it supplied under the previous contract which began April 1, 2001 and ended March 31, 2002. The Partnership believes that its profit margins under the new contract should be similar to those under the previous contract. See "Items 1. and 2. Business and Properties - Partnership Operations and Products - Products Marketing Business."

     On January 11, 2002, the Partnership and Managing General Partner's Bankruptcy Plan was confirmed by the Bankruptcy Court and the Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (see "Item 3. Legal Proceedings" and "Financial Condition - Financial Resources and Liquidity" ).

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. As a result of problems associated with the startup of the products pipeline by Shell in 1998, Shell agreed to certain contract concessions including maintaining the Partnership's refined products inventory at the Products Terminals and in the San Angelo Pipeline from October 1, 1998 to December 31, 1999. Shell agreed to maintain the refined products inventory in tanks leased to Shell by the Partnership at the Partnership's marketing facilities. On April 15, 1999, Shell further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Shell for its carrying costs beginning January 1, 2000, which primarily includes interest costs. This arrangement substantially reduces the lag between the time the Partnership pays Shell for the product, 10 to 20 days after the sale, and the time the Partnership receives payment from its customers.

     As previously discussed, the Partnership is required to reimburse Shell its carrying costs of inventory, including interest costs beginning January 1, 2000. As an alternative to providing Shell with a letter of credit to secure the Partnership's payable to Shell and to offset the interest costs associated with carrying the inventory, the Partnership deposited $14,000,000 with Shell in the first and second quarters of 2000 and maintained the $14,000,000 deposit through January 21, 2002. On January 22, 2002, Shell reduced the deposit by $4,000,000. The deposit is included as an offset to accounts payable in the financial statements. To the extent the deposit to Shell exceeds the payable to Shell, the excess is reclassified from accounts payable in the balance sheet to accounts receivable. Since the deposit exceeded the payable at December 31, 2001 and 2000, the Partnership reclassified $6,722,000 and $3,394,000, respectively, from accounts payable to accounts receivable. Shell pays the Partnership interest income on the amount by which the deposit exceeds the value of the refined products inventory maintained by Shell.

     The Partnership does not currently have a working capital loan facility. As a result of its receipt of $5,400,000 from the sale of the remaining Refinery equipment and the Aledo Pipeline and $4,000,000 from the reduction of the Shell deposit, the Partnership believes it does not currently need such a facility. The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements and its planned capital expenditures from cash on hand and cash generated from operations.

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N. A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.

     At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. At that time, the Partnership began banking with Wells Fargo Bank, N.A. ("Wells Fargo") and had Wells Fargo issue a letter of credit for $721,000 which is secured by a certificate of deposit.

     Under the Varde loan documents, the Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provided for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which included DESC Proceeds (see "Item 3. Legal Proceedings") (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents required that the Partnership must first retire the Series A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 ("A Term Loan") and pay $5,000,000 towards the Series B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000 ("B Term Loan"). The amounts outstanding on the A Term Loan and B Term Loan shown above were before the Payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 from the DESC Proceeds (see "Item 3. Legal Proceedings"). In addition, Varde also was entitled to receive one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde, the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the Texas Court to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believed it was allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership planned on using a portion of the remaining proceeds to further reduce Debt and Redeemable Preferred Equity thereby reducing future interest expense and accumulated arrearages, respectively. Additionally, there was a dispute about whether the DESC Proceeds were also reduced by the legal fees paid to the Partnership's attorneys in calculating the Varde One-Third. Under the Varde credit agreement, the Partnership believed the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. Likewise, the Bankruptcy Court concluded in its Initial Ruling that the Varde One-Third must be so applied (see "Item 3. Legal Proceedings"). Therefore, the Payments of $16,606,000 were applied against the A Term Loan and B Term Loan and those notes were considered to be retired in July of 2000.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments, payments out of the DESC Proceeds and payments under the Varde Settlement Agreement, Varde's interest in such Debt was completely paid off. As of December 31, 2001, Management held the remaining balance of the Series C Term Loan of $2,055,000 ("C Term Loan") and Series A Unsecured Loan of $1,111,000 ("Subordinate Note A"). As previously discussed, those two notes along with Management's one-third interest in the Redeemable Preferred Equity (see below) was converted into the New Redeemable Preferred Equity (see below) on January 22, 2002 (see "Item 3. Legal Proceedings").

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt (the "Debt"). The balance of the C Term Loan and Subordinate Note A after application of the Payments in July of 2000 is collectively referred to as the remaining debt (the "Remaining Debt").

     Prior to the Bankruptcy Court's Initial Ruling (see "Item 3. Legal Proceedings"), the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. The outstanding balance on the C Term Loan of $2,055,000 after payments to Varde under the Varde Settlement Agreement is included in the current portion of long-term debt, whereas the outstanding balance on the Subordinate Note A of $1,111,000 after payments to Varde under the Varde Settlement Agreement is included in current liabilities subject to compromise at December 31, 2001. Prior to the Bankruptcy Court's Initial Ruling, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, the accrual was reversed in the third quarter of 2001 and the Partnership recorded paid in kind interest of $134,000 on the Subordinate Note A for the period August 23, 2000 to December 31, 2001 as a result of the Initial Ruling.

        On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see below). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the years ended December 31, 2001 and 2000, the Deposits with the Texas Court accrued interest income of $684,000 and $391,000, respectively.

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling. The Subordinate Note A was convertible into 176,000 Common Units as of December 31, 2001 and bore interest at prime plus one percent which was 4.75% at December 31, 2001.

     Because a portion of the Debt was subject to increasing rates of interest in 2000 and before, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense for the years ended December 31, 2000 and 1999 reflects the reversal of an accrual of $1,345,000 and an accrual of $315,000, respectively, which is based on the difference between the effective interest rates and the stated rates.

     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through December 31, 2001, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001. From November 22, 2001 through December 31, 2001, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management (see "Item 3. Legal Proceedings").

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. On November 21, 2001, Varde received $12,000,000 and the Allowed Unsecured Claim for $11,000,000 (net of a $2,000,000 discount) from the Partnership under the Varde Settlement Agreement and retired Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity for financial purposes which was $4,110,000, $2,216,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively. At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise.

     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.

     For the year ended December 31, 2001, the Partnership operated without a working capital facility. During the year ended December 31, 2000, the Partnership had drawn up to approximately $2,603,000 on the BankBoston Revolver. The weighted average amount outstanding under the BankBoston Revolver was approximately $37,000. The weighted average interest rate during the 2000 period for the BankBoston Revolver was approximately 10.8%. The Partnership did not draw on the Varde Revolver during the year ended December 31, 2000.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the year ended December 31, 2001, cash was provided by the Texas Court returning the Deposits and an increase in accounts payable since the Partnership could not pay certain liabilities while it was in Bankruptcy, which was partially offset by an increase in accounts receivable (as a result of the higher refined product prices). For the year ended December 31, 2000, cash was utilized as a result of the Payments, the Deposits, an increase in accounts receivable (as a result of the higher refined product prices) and a decrease in accounts payable (resulting from the $14,000,000 in cash deposited with Shell).

     Prior to the sale of the remaining Refinery equipment and the Aledo Pipeline for $5,400,000 and the reduction in the Shell deposit of $4,000,000 (see "Items 1. and 2. Business and Properties - Partnership Operations and Products - Refining" and "Items 1. and 2. Business and Properties - Long-Term Product Supply Agreement"), the Partnership believed it would need a new working capital facility once it was out of Bankruptcy. However, now the Partnership plans to wait to obtain a new working capital facility and hopefully obtain more favorable terms than are now available.

     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.

    The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds (see "Item 3. Legal Proceedings"). Because of those constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see "Item 3. Legal Proceedings"). A note evidencing the Management Revolver was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently cancelled.

     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) Series B Cumulative Convertible Preferred Units, (v) Series C Cumulative Convertible Preferred Units and (vi) Series D Cumulative Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity for its one-third interest in the Remaining Debt and Redeemable Preferred Equity (see "Item 3. Legal Proceedings").

     The Partnership or Management had a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. Such call lapsed December 31, 2000. The securities held by Varde had certain antidilution provisions and registration rights.

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and Redeemable Preferred Equity effective as of January 1, 1998. As a result of the amendment, distributions on the Redeemable Preferred Equity accumulated in arrears rather than being paid in kind. This reduced the amount of preferred equity on the balance sheet and also affected the tax treatment of the distributions to the Common Unitholders and holders of the Redeemable Preferred Equity.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of redeemable preferred equity ("Redeemable Preferred Equity") including $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units"). Management purchased a one-third interest in the Redeemable Preferred Equity effective December 31, 1997. As part of the Varde Settlement Agreement, Varde received cash and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity which was $6,326,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively as of November 21, 2001. At December 31, 2001, Management owned the balance of the Redeemable Preferred Equity which was $5,693,000 and included B Preferred Units, C Preferred Units and D Preferred Units of $3,107,000, $1,667,000 and $919,000, respectively. At December 31,
2001, the B Preferred Units and C Preferred Units were convertible into 493,000 and 265,000 Common Units, respectively, or a total of 758,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.

     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 31, 2000 to June 30, 2001, the Partnership accrued interest expense at the Statutory Rate in the amount of $348,000 on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 to June 30, 2001. For the years ended December 31, 2001 and 2000, the Partnership accumulated arrearages of $2,806,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30, 2001) and $1,683,000, respectively, on the Redeemable Preferred Equity. At December 31, 2001, the Redeemable Preferred Equity owned by Management had total accumulated arrearages of $2,660,000. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity.

     As discussed (see "Item 3. Legal Proceedings"), the Debt and
Redeemable Preferred Equity including accumulated arrearages which were owned by Management converted into the New Redeemable Preferred Equity of $11,500,000 on January 22, 2002.

     The Partnership also accumulated arrearages of $343,000 on the E Preferred Units and F Preferred Units owned by Pride SGP through the third quarter of 1999 (see below). These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership.

     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership in the amount of $548,000, (c) rentals payable to Pride SGP from the Partnership in the amount of $2,146,000, (d) the Series E Cumulative Convertible Preferred Units ("E Preferred Units") with a stated value of $2,000,000 held by Pride SGP, and (e) the Series F Cumulative Preferred Units ("F Preferred Units") with a stated value of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) the G Preferred Units with a stated value of $3,144,000 (see "Items 1. and 2. Business and Properties - General").

     At December 31, 2001, Pride SGP held G Preferred Units with a stated value of $3,144,000 (see "Items 1. and 2. Business and Properties - General"). The G Preferred Units were subordinate to the B Preferred Units, C Preferred Units and D Preferred Units at December 31, 2001. On January 22, 2002, the C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units and D Preferred Units owned by Management were converted into the New Redeemable Preferred Equity.
As previously discussed (see "Item 3. Legal Proceedings"), the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders (see below) of Pride SGP on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP or the Departing Shareholders of Pride SGP (see below) for $1,275,000.
On March 18, 2002, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000. On April 3, 2002, the Partnership redeemed $2,526,000 of the G Preferred Units from the Departing Shareholders for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the G Preferred Units at a rate equal to the lesser of
(i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum.

     At December 31, 2001 and 2000, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of February 28, 2002, Pride SGP, Management and the public owned 250,000, 1,219,000 and 3,481,000 Common Units, respectively.

     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.

     At December 31, 2001, $1,111,000 of the Subordinate Note A, $3,107,000 of the B Preferred Units and $1,667,000 of the C Preferred Units owned by Management were convertible into 934,000 Common Units. If Management converted all their securities into Common Units, the number of Common Units outstanding would have increased from 4,950,000 Common Units to 5,884,000 Common Units.

     At December 31, 2001, the Common Units ranked behind debt, as well as the B Preferred Units, C Preferred Units, D Preferred Units and G Preferred Units. Beginning January 22, 2002, the Common Units rank behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.

     In accordance with the Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,600,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

     On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000 since those assets were no longer used in its business and to further increase working capital. The gain from the sale of those assets for tax purposes is estimated to be $3,100,000 of which 98% will be allocated to Common Unitholders before any basis adjustment attributable to specific Common Unitholders. Common Unitholders who purchased Common Units after July of 2000 do not have any basis in these assets based on the trading price of the Common Units after such date. Therefore, those Common Unitholders will be allocated gain from the sale of those assets of $5,400,000. Such gain will be allocated to those Common Unitholders who held Common Units on January 31, 2002.

     As a result of the Partnership paying Varde $11,000,000 on January 22, 2002, Varde will be allocated $3,454,000 of gross income, thus decreasing the amount of gross income allocable to Common Unitholders by 98% of that amount. The reduction in gross income allocated to Common Unitholders will be based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

     Common Unitholders will also be allocated 98% of a loss of $2,100,000 on a loan to a subsidiary that is now considered worthless. The deduction will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

     The above allocations are in addition to the 98% of taxable income that will be allocated to Common Unitholders from normal operations for the taxable year ended December 31, 2002 adjusted for basis adjustment attributable to specific Common Unitholders. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.

     As a result of emerging from Bankruptcy and fully paying off Varde, the Partnership expects over the next several years to have positive cash flow from operations and expects its net income during the current fiscal year to be close to break even, in each case before annual payments of $1,406,000 for the next ten years beginning January 22, 2003 (for the years eleven through fifteen, the payments will decrease to $940,000 annually) on the New Redeemable Preferred Equity held by Management and any payments due on the G Preferred Units after October 1, 2004 (see Notes 5 and 13).

     The Partnership's ability to improve its profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the Government which began April 1, 2002 and ends March 31, 2003, the Partnership will supply approximately 34,325,000 gallons, which is a 4% increase from the volumes that it supplied under the previous contract with the Government, which began April 1, 2001 and ended March 31, 2002. The Partnership believes that its profit margins under the new contract should be similar to those under the previous contract.

     The Partnership has been able to achieve certain reductions in operating expenses and marketing, general and administrative expenses over recent years. The expenses of the Products Marketing Business have declined from the levels of 1999 and prior years as a result of staff reductions and computer automation. The Partnership's ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.

     As previously discussed, the Partnership recently sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000. On January 22, 2002, Shell also returned $4,000,000 of the $14,000,000 in cash the Partnership had deposited with Shell to secure its payable to Shell for refined product purchases. The Partnership believes, in light of these two events, that it currently has adequate liquidity to operate at this time without a working capital facility.

     As previously mentioned, on January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. As previously discussed, the filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity. Varde was claiming a $17,621,000 Transaction Fee and the rights to certain securities it had assigned to Management effective December 31, 1997 (see "Item 3. Legal Proceedings" and "Item 13. Certain Relationships and Related Transactions"). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. The Bankruptcy Court issued the Initial Ruling on September 4, 2001 (see "Item 3. Legal Proceedings").

     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the December 31, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may have arisen or may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts such as the claims of the former employees (see below).
Claims secured by the Partnership's assets ("Secured Claims") also were stayed, although the holders of such claims had the right to move the Bankruptcy Court for relief from the stay. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.

     At December 31, 2001, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $7,707,000 and liabilities of the Crude Gathering System (discontinued operations) of $861,000, whereas long-term liabilities subject to compromise included $7,000,000 of liabilities from the Products Marketing Business (continuing operations) and $8,680,000 of liabilities from the Crude Gathering System (discontinued operations).

     The Partnership paid or incurred $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000 in bankruptcy related expenses for the years ended December 31, 2001 and 2000.

     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.

     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court (see "Items 1. and 2. Business and Properties - General").

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

     As a result of the Varde Settlement Agreement, the Partnership and Managing General Partner filed their proposed Second Amended and Restated Joint Plan of Reorganization and Second Amended and Restated Joint Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization on November 9, 2001.

     A hearing before the Bankruptcy Court was held on November 15, 2001 to determine the adequacy of the disclosure in the Partnership's proposed Second Amended and Restated Joint Plan of Reorganization and Second Amended Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization. During the hearing, the Partnership agreed to certain modifications and incorporated those modifications into the Third Amended and Restated Joint Plan of Reorganization (as amended by modifications thereto filed January 8, 2002 and January 11, 2002, respectively, the "Plan") and Third Amended and Restated Joint Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization (the "Disclosure Statement") dated November 19, 2001. The Plan and Disclosure Statement was mailed to the impaired creditors and equity holders and notice was given to all creditors.

     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan and certain agreed to modifications were made to the Plan. The Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").

     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants are shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim (see "Item 3. Legal Proceedings").

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see below). Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 ($2,526,000 of the G Preferred Units were subsequently distributed by Pride SGP to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP and were redeemed by the Partnership from the Departing Shareholders for $1,225,000), Pride SGP agreed to vote in favor of the Plan and all parties agree to mutual releases. On March 18, 2002, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000. On April 3, 2002, the Partnership redeemed $2,526,000 of the G Preferred Units from the Departing Shareholders for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. As a result of the acquisition of the interests in Pride SGP owned by the Departing Shareholders, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell (see "Item 10. Directors and Executive Officers of the Partnership" and "Item 13. Certain Relationships and Related Transactions").

     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. On November 26, 2001, an adversary hearing was held by the Bankruptcy Court to determine whether to allow the proofs of claim. On December 21, 2001, the Bankruptcy Court issued its initial ruling and held that the Partnership owed the former employees some amount but did not specify how much was owed. The Bankruptcy Court requested that the parties attempt to settle their controversy based on its initial ruling.
Since the parties were unable to settle the case, the Bankruptcy Court held a hearing on February 28, 2002 to hear additional evidence on damages. The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.

     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those disputed claims are not expected to have a material effect on the Partnership.

     In accordance with the Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate 98% of the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,600,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

     On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims are not disputed or who filed proofs of claim that are allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan. The following summary of the Plan is qualified in its entirety by reference to the Plan. Capitalized terms that are not defined herein shall have the meanings given them in the Plan.

     The Plan provides for the following treatment for the Allowed Claims and Allowed Interests of Creditors and Interest holders of the
Partnership:

     (i) Varde was deemed to have an Allowed Unsecured Claim against the Partnership in the amount of $11,000,000 (net of a $2,000,000 discount) that would be paid by the Partnership as follows: (1) $4,000,000 paid in cash on the Effective Date; and (2) the balance paid by delivery of the Varde Unsecured Note in the original principal amount of $9,000,000 (before the $2,000,000 discount). The Partnership paid Varde $11,000,000 on the Effective Date and as a result received the $2,000,000 discount on the Varde Unsecured Note.

    (ii) Certain Claims and Interests of Management are treated as follows:

          a. The Allowed Secured Claims of Management (which is referred to as the C Term Loan in the financial statements) against the Partnership were satisfied with a separate series of New Redeemable Preferred Equity with an aggregate $2,100,000 liquidation preference, which provides for cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 10 years.

          b. The Allowed Unsecured Claims of Management (which includes the Subordinate Note A and amounts due under indemnity agreements) against the Partnership was satisfied as follows: (i) the Partnership paid $388,000 to Management on January 22, 2002 for their Allowed Unsecured Claims arising under indemnity obligations of the Partnership, plus (ii) Management received New Redeemable Preferred Equity with an aggregate $1,100,000 liquidation preference, which provides for cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 10 years.

          c. The Allowed Existing Partnership Preferred Interests (which is referred to as the Redeemable Preferred Equity in the financial statements) of Management was satisfied by Management's receipt of New Redeemable Preferred Equity with an aggregate $8,300,000 liquidation preference, which provides cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 15 years. The New Redeemable Preferred Equity was subject to a $2,000,000 potential discount depending on when the Varde Unsecured Note was retired.
Since Varde was paid $11,000,000 on the Effective Date, the New Redeemable Preferred Equity owned by Management was not discounted.

   (iii)  Other Creditors are treated as follows:

          a. Allowed Administrative Expenses of the Partnership will be paid in full as soon as practical after the Effective Date, or after such expense is Allowed by the Court.

          b. Allowed Unsecured Priority Tax Claims of the Partnership will be paid in full on the later of (1) as soon as practicable after the Effective Date, (2) as soon as practicable after such Claim becomes an Allowed Claim, or (3) if the payment on the Claim is not due as of the Confirmation Date, when the payment is due in the ordinary course of the Partnership's business.

          c. Allowed Secured Tax Claims of the Partnership will be paid with interest at 8% per annum in the ordinary course of the respective Partnership's business as described more fully in the Plan. Creditors will retain any liens until the tax is paid.

          d. Allowed Non-Tax Priority Claims will be paid in full by the Partnership as soon as practical after the Effective Date or after such claim is Allowed, whichever is later.

          e. The Allowed Secured Claim of Fleet National Bank against the Partnership will be paid in full by the Partnership as soon as practical after the Effective Date or after such claim is allowed, whichever is earlier.

          f. Allowed Royalty Claims against the Partnership will be paid in full by the Partnership as due in the ordinary course of its business, on the later of the Effective Date or such date that the Claim becomes due in accord with the Texas Natural Resources Code (see
Note 11).

          g. Allowed General Unsecured Claims of the Partnership will be paid by the Partnership in full with 7.5% interest per annum from the Effective Date upon the later of six months after the Effective Date or when Allowed; however, if such claims are not disputed the Partnership plans on paying them earlier.

   (iv) Interest holders received the following treatment pursuant to the Plan:

          a.  The Managing General Partner retained its Allowed
Existing Partnership General Partnership Interest.

          b. At the Confirmation Hearing, the Partnership, the Managing General Partner and Management, on the one hand, and Pride SGP and certain of its shareholders (referred to herein as the "Departing Shareholders"), on the other hand entered into the Pride SGP Settlement Agreement. Messrs. Malone, Stephens and Caddell retained their interest in Pride SGP. All other shareholders of Pride SGP are Departing Shareholders (see "Item 10. Directors and Executive Officers of the Partnership" and "Item 13. Certain Relationships and Related Transactions"). Under the Pride SGP Settlement Agreement, Pride SGP retained its Existing Partnership General Partnership Interest since the agreement was approved by the Bankruptcy Court.

          c. Pride SGP retained its Allowed Existing Partnership Subordinated Preferred Interests (which is referred to as the G Preferred Units in the financial statements) and such interest continues to be subordinated to the New Redeemable Preferred Equity. Pursuant to the SGP Settlement Agreement, however, the Plan was amended to provide for the following alternative treatment since certain Conditions Precedent were satisfied:

               i. The Partnership paid the Departing Shareholders of Pride SGP, who were holders of units of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units), $500,000 in cash on April 3, 2002 (the "First Payment"). On September 30, 2002, the Partnership will pay the Departing Shareholders an additional $725,000 (the "Second Payment"). (Collectively, the First Payment and Second Payment are referred to as the "Pride SGP Payments".) The Pride SGP Payments will be in full and final settlement and redemption of $2,526,000 (based on the stated value thereof) of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units) that were distributed by Pride SGP to the Departing Shareholders. The Pride SGP Payments will be made to Tommy Broyles as Trustee for the Departing Shareholders and he shall be responsible for allocating the Pride SGP Payments among the Departing Shareholders (see "Item 13. Certain Relationships and Related Transactions").

               ii. The Partnership paid Pride SGP $50,000 in cash on March 18, 2002 to redeem $104,000 (based on the stated value thereof) of the Existing Partnership Subordinated Interests (or G Preferred Units) held by Pride SGP.

          d. Allowed Existing Partnership Common Interests retained their Interests.

     As of the Confirmation Date, there were 4,950,000 Common Units outstanding. Holders of Allowed Existing Partnership Common Interests retained such interests, and such interests remained outstanding pursuant to the Plan. Also, as described above, existing Redeemable Preferred Equity owned by Management was cancelled and New Redeemable Preferred Equity was issued with respect thereto. In addition, Pride SGP retained its Existing Partnership Subordinated Preferred Interests (or G Preferred Units) and its Existing Partnership General Partnership Interest remained outstanding and certain of its Existing Partnership Subordinated Preferred Interests (or G Preferred Units) were redeemed pursuant to the Pride SGP Settlement Agreement.

     Under the Plan, the Partnership had proposed a reverse Common Unit split so that the number of Common Unitholders would be less than 300 and the Partnership could avoid the expenses of being a public company. Since the requisite number of Common Unitholders did not vote for the reverse Common Unit split, the Common Units that they own were unaffected by the Plan. All other voting classes in the bankruptcy voted in favor of the Plan.

      UNAUDITED PRO FORMA BALANCE SHEET OF THE PARTNERSHIP
                   AS OF DECEMBER 31, 2001

SELECTED SUBSEQUENT EVENTS OF THE PARTNERSHIP

     On January 22, 2002, the Partnership emerged from Bankruptcy. A number of significant subsequent events occurred after December 31, 2001 related to the Partnership's emergence from Bankruptcy. There were also several significant events that occurred after December 31, 2001 that were not directly related to the Bankruptcy such as the asset sale and reduction in the Shell deposit (see below). The pro forma balance sheet as of December 31, 2001 gives effect to these events.

INTRODUCTORY STATEMENT

    The unaudited pro forma condensed balance sheet of the Partnership has been prepared to give effect to (i) the payment to Varde of $11,000,000 on January 22, 2002 under the Varde Settlement Agreement; (ii) the $11,500,000 of New Redeemable Preferred Equity issued to Management under the Plan for its one-third interest in the Remaining Debt and Redeemable Preferred Equity; (iii) the $4,000,000 reduction in the $14,000,000 cash deposit with Shell on January 22, 2002; (iv) the sale of assets no longer used in the business for $5,400,000 to Alon on January 18, 2002; (v) cancellation of indebtedness income estimated to be $9,600,000 related to the Bankruptcy; (vi) expected payment of remaining liabilities subject to compromise; and (vii) the redemption of $2,630,000 G Preferred Units owned by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 under the Pride SGP Settlement Agreement (collectively "Selected Subsequent Events").

    The unaudited pro forma balance sheet have been prepared to give effect to the Selected Subsequent Events as described below:

    The unaudited pro forma condensed balance sheet of the Partnership as of December 31, 2001 has been prepared to give effect to the Selected Subsequent Events as if they were completed on December 31, 2001.

    The unaudited pro forma condensed balance sheet included herein is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates that are assumed for the pro forma presentations and are not intended to be a projection of future results. Future results may vary significantly from the results reflected in the accompanying unaudited pro forma balance sheet.

    The following unaudited pro forma condensed balance sheet should be read in conjunction with the Financial Statements (and the related notes) of the Partnership contained herein.

                         PRIDE COMPANIES, L.P.
             UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                        AS OF DECEMBER 31, 2001
                            (IN THOUSANDS)

                                           The       Pro Forma    Pro Forma
                                       Partnership  Adjustments  Partnership
                                       -----------  -----------  -----------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents              $ 13,294   $ (5,412)(1) $  7,882
  Restricted cash                             909                     909
  Accounts receivable                      14,464     (4,000)(c)   10,464
  Inventories                                 963                     963
  Prepaid expenses                            364                     364
                                         --------   --------     --------
     Total current assets                  29,994     (9,412)      20,582
                                         --------   --------     --------

PROPERTY, PLANT AND EQUIPMENT, net         13,963                  13,963

ASSETS NO LONGER USED IN THE BUSINESS       4,235     (4,235)(d)        -

OTHER ASSETS                                  105                     105
                                         --------   --------     --------
                                         $ 48,297   $(13,647)    $ 34,650
                                         ========   ========     ========

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
Current liabilities not subject to compromise:
  Accounts payable                       $  1,619   $      -     $  1,619
  Accrued payroll and related benefits        250                     250
  Accrued taxes                             2,534                   2,534
  Other accrued liabilities                   687                     687
  Current portion of long-term debt         2,055     (2,055)(b)        -
                                         --------   --------     --------
    Subtotal                                7,145     (2,055)       5,090
 Current liabilities subject to
   compromise                               8,568     (8,568)(2)        -
                                         --------   --------     --------
     TOTAL CURRENT LIABILITIES             15,713    (10,623)       5,090

LONG-TERM DEBT

LONG-TERM LIABILITIES SUBJECT
  TO COMPROMISE                            15,680    (15,680)(3)        -

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED EQUITY                 5,693      5,807 (b)   11,500

PARTNERS' CAPITAL:
  G Preferred Units                         3,144     (2,630)(g)      514
  Common Units                              8,374      9,289 (4)   17,663
  General partners' interest                 (307)       190 (4)     (117)
                                         --------   --------     --------
    Total partners' capital                11,211      6,849       18,060
                                         --------   --------     --------
                                         $ 48,297   $(13,647)    $ 34,650
                                         ========   ========     ========
1.  (a) (c) (d) (f) (g)
2.  (a) (b) (e) (f)
3.  (a) (e)
4.  (b) (d) (e) (g)

See accompanying notes to unaudited pro forma condensed financial statements.


NOTE 1.  BASIS OF PRESENTATION

    The unaudited pro forma condensed balance sheet of the Partnership has been prepared to give effect to (i) the payment to Varde of $11,000,000 on January 22, 2002 under the Varde Settlement Agreement; (ii) the $11,500,000 of New Redeemable Preferred Equity issued to Management under the Plan for its one-third interest in the Remaining Debt and Redeemable Preferred Equity; (iii) the $4,000,000 reduction in the $14,000,000 cash deposit with Shell on January 22, 2002; (iv) the sale of assets no longer used in the business for $5,400,000 to Alon on January 18, 2002; (v) cancellation of indebtedness income estimated to be $9,600,000 related to the Bankruptcy; (vi) expected payment of remaining liabilities subject to compromise; and (vii) the redemption of $2,560,000 G Preferred Units owned by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 under the Pride SGP Settlement Agreement.

    The unaudited pro forma condensed balance sheet is presented as if the Selected Subsequent Events occurred on December 31, 2001.

NOTE 2. PRO FORMA ADJUSTMENTS

    Following are descriptions of the pro forma adjustments used in the preparation of the accompanying unaudited pro forma balance sheets:

  (a) On the Effective Date (January 22, 2002), Varde was paid $11,000,000. Under the Varde Settlement Agreement, Varde received $12,000,000 on November 21, 2001 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) or a total of $23,000,000 for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity. On the Effective Date, Varde was to receive $4,000,000 and the $9,000,000 Varde Unsecured Note which was subject to a $2,000,000 discount. Because the Partnership paid Varde $11,000,000 on January 22, 2002, the Partnership received the $2,000,000 discount on the Varde Unsecured Note.

  (b) On the effective date, Management received $11,500,000 of New Redeemable Preferred Equity for its one-third interest in the Remaining Debt and Redeemable Preferred Equity. Management purchased a one-third interest in such Remaining Debt and the Redeemable
Preferred Equity from Varde effective December 31, 1997.

  (c) On January 22, 2002, Shell agreed to reduce by $4,000,000 the $14,000,000 cash deposit the Partnership had provided Shell to secure the Partnership's payable to Shell and to offset the interest costs associated with carrying the inventory. At December 31, 2001, the deposit exceeded the payable to Shell by $6,722,000 and so such amount was reclassified from accounts payable to accounts receivable. Accordingly, the reduction in the cash deposit of $4,000,000 is reflected as a reduction in the accounts receivable rather than as an increase in accounts payable.

  (d) On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon for $5,400,000 which were included in assets no longer used in the business as of December 31, 2001.

  (e) Due to the failure of certain creditors to file proofs of claim in the bankruptcy case or because of the disallowance of claims by the Bankruptcy Court, the Partnership expects to report cancellation of indebtedness income of $9,600,000 for the year ended December 31, 2002. Common Unitholders will be allocated 98% of such income.

  (f) The remaining balance of liabilities subject to compromise after the cancellation of indebtedness income mentioned above is shown as paid in the pro forma balance sheet.

  (g) On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see below). Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 ($2,526,000 of the G Preferred Units were distributed by Pride SGP to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP and were redeemed by the Partnership from the Departing Shareholders for $1,225,000).

Capital Expenditures

     Capital expenditures totaled $106,000 for the year ended December 31, 2001 compared to $202,000 for the year ended December 31, 2000.

     Management anticipates spending $231,000 for the year ended
December 31, 2002 for environmental expenditures, of which $100,000 was accrued at December 31, 2001 and maintenance capital expenditures for 2002, are budgeted at $100,000.

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

     Under an agreement with Shell, Shell maintained the refined products inventory for the Partnership during 2001, 2000 and 1999 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     The Partnership's debt was subject to market risks based on changes in the prime rate. The Partnership does not hedge this market risk. Approximate debt maturities for the next five years and applicable interest rates as of December 31, 2001 are as follows:

                                          2002
                                   -----------------
                                      Amount    Rate      Total
                                   -----------  ----   -----------
C Term Loan <F1>                   $ 2,055,000     0%  $ 2,055,000
Subordinate Note A <F1>                673,000     0%      673,000
Subordinate Note A (Prime+1%)          438,000  5.75%      438,000
Varde Unsecured Claim <F2>          11,000,000     0%   11,000,000
                                   -----------         -----------
                                   $14,166,000         $14,166,000
                                   ===========         ===========

<F1>
The Bankruptcy Court ruled the Partnership did not owe interest on the C Term Loan or Subordinate Note A to the extent payment was tendered on that debt on July 27, 2000.

<F2>
Under the Varde Settlement Agreement, the Varde Unsecured Claim does not accrue interest.

     At December 31, 2000, the five year maturities and applicable interest rate were as follows:

                                          2001
                                   ------------------
                                      Amount    Rate      Total
                                   -----------  ----   -----------
C Term Loan <F1>                   $ 6,171,000     0%     6,171,000
Subordinate Note A <F1>              2,000,000     0%     2,000,000
Subordinate Note A (Prime+1%)        1,188,000  10.5%     1,188,000
                                   -----------          -----------
                                   $ 9,359,000          $ 9,359,000
                                   ===========          ===========

<F1>
The Bankruptcy Court ruled the Partnership did not owe interest on the C Term Loan or Subordinate Note A to the extent payment was tendered on that debt on July 27, 2000.

     Since the C Term Loan, Subordinate Note A and Varde Unsecured Claim were retired on January 22, 2002 , Management believes the fair value of such debt approximates the amount recorded in the financial statements as of December 31, 2001.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Partnership, together with the reports thereon of DAVIS, KINARD & CO., P.C. ("Davis Kinard") appear after the signature pages. See the Index to Financial
Statements at the beginning of the Financial Statements.

     The independent auditors reports for the years ended December 31, 2000 and 1999, included going concern paragraphs and referenced conditions that raised substantial doubt about the Partnership's ability to continue as a going concern at that time.

     Davis Kinard billed the Partnership $71,850 for audit fees related to the 2001 financial statements, which included $13,850 for quarterly reviews required by the Securities and Exchange Commission. Davis Kinard did not provide any non-audit services during 2001; therefore, no fees for such services were billed to the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 26, 2000, Ernst & Young notified the Partnership of their resignation as auditors of the Partnership, effective as of that date. During the Partnership's two most recent fiscal years for the period ended December 31, 1999 and the subsequently completed quarters preceding the resignation of Ernst & Young, there were no disagreements with Ernst & Young on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make a reference to the matter in connection with their reports. The reports of Ernst & Young on the Partnership's financial statements for 1999 did not contain an adverse opinion, a disclaimer of opinion and were not qualified as to audit scope or accounting principles. The report of Ernst & Young on the fiscal year ended December 31, 1999 was modified as to uncertainty regarding the ability of the Partnership to continue as a going concern.

                            PART III

Item 10. Directors and Executive Officers of the Partnership

     Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 2001 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     73     Chairman of the Board

Brad Stephens         51     Chief Executive Officer, Treasurer,
                             Assistant Secretary and Director

D. Wayne Malone       58     President, Chief Operating Officer,
                             Assistant Secretary and Director

Douglas Y. Bech       56     Director

Clark Johnson         56     Director

Robert Rice           79     Director

Craig Sincock         49     Director

Dave Caddell          52     Vice President, General Counsel
                             and Assistant Secretary

George Percival       42     Chief Financial Officer


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

     During 2001, two officers of the Managing General Partner did not file on a timely basis all reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934. Mr. Stephens filed Form 4 for October of 2001 4 days late and Schedule 13G for the transaction that occurred on January 16, 2001 17 days late. Mr. Malone filed Form 4 for March of 2001 and October of 2001 49 days late and 1 day late, respectively, and Schedule 13G for the transaction that occurred on January 16, 2001 21 days late.

Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 2001, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under Officers' Compensation is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership.
Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units. The Managing General Partner did receive a $300,000 bonus related to the Crude Gathering Sale in 1999 and a $1,989,000 bonus from the DESC Proceeds in 2000 (See "Item 3. Legal Proceedings" and "Benefit Plans").

     For the year ended December 31, 2001, the Special General Partner did not receive any distributions in respect of the G Preferred Units. The Partnership reimburses the General Partners for all their direct and indirect costs (including general and administrative costs) allocable to the Partnership. See "Item 13. Certain Relationships and Related Transactions."

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 2001, 2000 and 1999 by the Partnership to the executive officers of the Managing General
Partner:

(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE





                                                                       All Other
                               Year     Salary     Bonus             Compensation<F1>
                               ----    --------  ----------          ------------

Brad Stephens                  2001    $225,000  $        0          $ 27,300
Chief Executive Officer        2000     225,000   2,218,400 <F3>       35,700
                               1999     225,000     127,900 <F2>       26,900


D. Wayne Malone                2001     225,000           0            27,600
Chief Operating Officer        2000     225,000   2,218,400 <F3>       35,900
                               1999     225,000     127,900 <F2>       26,900


Dave Caddell                   2001     165,000           0            26,900
Vice President/General         2000     165,000   1,293,200 <F3>       31,900
Counsel                        1999     165,000      67,900 <F2>       26,700


George Percival                2001     115,000           0             4,600
Chief Financial Officer        2000     115,000     686,600 <F3>        8,000
                               1999     115,000      40,000 <F2>        4,600


<F1>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer, reimbursement of income taxes on certain perquisites and directors and advisor fees for Messrs.
Stephens, Malone and Caddell.  See "Benefit Plans - Section 401(k) Plan" and "Compensation of
Directors" below.
<F2>
In connection with the Crude Gathering Sale, the Managing General Partner was paid a $300,000 bonus.  Subsequently, the Managing General Partner paid Messrs. Caddell and Percival a bonus in the amount of $18,700 and $30,000, respectively, and a cash distribution to Messrs. Corcoran,
Stephens, Malone and Caddell in the amount of $16,300, $97,900, $97,900 and $39,200, respectively.  Messrs. Stephens, Malone, Caddell and Percival also received a bonus of $30,000,
$30,000, $10,000 and $10,000, respectively, in February 2000, which was accrued as of December
31, 1999, related to meeting certain expense reduction goals.
<F3>
Under the management bonus plan, which bases such bonuses on cash flow of the Partnership including litigation proceeds, Messrs. Stephens, Malone, Caddell and Percival and the Managing
General Partner were paid bonuses of $1,716,800, $1,716,800, $981,100, $490,500 and $1,989,600,
respectively, during the year ended December 31, 2000 (see "Benefit Plans").  The Partnership
also paid payroll taxes of $71,600 on such bonuses.  The total bonus paid by the Partnership including taxes was $6,967,000.  Subsequently, the Managing General Partner paid Messrs.
Stephens, Malone, Caddell and Percival bonuses in the amount of $97,300, $97,300, $150,400 and
$196,100 respectively, plus payroll taxes of $7,800 also in the year ended December 31, 2000.
The Managing General Partner also paid a cash distribution to Messrs. Corcoran, Stephens,
Malone and Caddell in the amount of $67,400, $404,300, $404,300 and $161,700, respectively.  In
May 2001, Messrs. Stephens, Malone, Caddell and Percival repaid $6,900, $6,900, $4,000 and
$2,000 of the bonus paid in 2000 since the actual cash flow used in computing the bonuses was slightly lower than the original estimate the Partnership used for cash flow at the time the bonuses were paid.

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

     On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 UARs at an exercise price of $3.75 per unit. Because the fair market value of the UARs did not exceed the exercise price at December 9, 1996, no compensation expense was accrued. Effective December 31, 1997, the number of UARs was increased to 299,996, reallocated among four officers and eleven employees, and the exercise price was reduced to $1.94 per unit. The UARs of the eleven employees were terminated in 1999, 2000 and 2001 thus reducing the total outstanding UARs to the officers and employees to 160,000 at December 31, 2001. A one-time award of 70,000 UARs was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit. The UARs were fully vested on December 31, 1998; however, none have been exercised as of December 31, 2001.

     Section 401(k) Plan. The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution each year equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The participant's contribution to the plan may not exceed the limitation as outlined under Internal Revenue Code Section 402(g). Beginning January 1, 2002, contributions will vest over a six year period (prior to January 1, 2002, contributions vested over a seven year period), subject to immediate vesting upon retirement. The Summary Compensation Table above includes amounts contributed to the plan by the Partnership on behalf of the four most highly compensated executive officers in the column titled "All Other Compensation."

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

a)  Security Ownership of Certain Beneficial Owners as of February 28,
    2002.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of February 28, 2002.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        Brad Stephens                563,554    11.4%
                    1209 North Fourth Street                 <F1>
                    Abilene, TX   79601

Common Units        Wayne Malone                 376,135     7.6%
                    1209 North Fourth Street                 <F1>
                    Abilene, TX   79601

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601

<F1>
The percentages for Messrs. Stephens and Malone represent the securities they hold directly. In addition, they have an interest in the Common Units held by Pride SGP (see "Item 13. Certain
Relationships and Related Transactions").
<\FN>

b)  Security Ownership of Management

     The following table sets forth certain information, as of February 28, 2002, concerning the beneficial ownership of Common Units by each director and officer of the Managing General Partner and by all directors and officers of the Managing General Partner as a group. The table does not reflect the various securities assigned to Management by Varde effective December 31, 1997 or the loan made by Management during the year ended December 31, 2000 (see "Item 13. Certain Relationships and Related Transactions").


                                               Percentage of
Name              Number of Common Units<F1>       Class
----              ----------------------       -------------

E. Peter Corcoran             -                      -
Brad Stephens            563,554                   11.4%
D. Wayne Malone          376,135                    7.6%
Douglas Y. Bech              300                    <F2>
Clark Johnson                 -                      -
Robert Rice                   -                      -
Craig Sincock                 -                      -
Dave Caddell             186,000                    3.8%
George Percival           93,000                    1.9%
                       ---------                   -----
All directors and
officers as a group
(9 persons)            1,218,989                   24.7%
                       =========                   =====

<F1>
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.
<F2>
This director of the Managing General Partner owned beneficially, as of February 28, 2002, less than 1% of the Common Units outstanding on such date.
<\FN>

Item 13. Certain Relationships and Related Transactions

     The Partnership is managed by the Managing General Partner pursuant to the Partnership Agreement. See "Items 1. and 2. Business and Properties - General" and "Item 11. Executive Compensation - Compensation of the General Partners" for certain information related to compensation and reimbursement of the General Partners. As of December 31, 2001, the Special General Partner was beneficially owned approximately 18% by Mr. Schumacher (a past officer and director of the Managing General Partner), 10% by Mr. Malone, 7% by Mr. Stephens, 5% by Mr. T.M. Broyles (a past officer of the Managing General Partner), 2% by Mr. Caddell, 46% by trusts established for the relatives of certain deceased members of management and 12% by relatives of certain deceased members of management. As part of the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP on April 3, 2002. Pride SGP had distributed the G Preferred Units to the Departing Shareholders in exchange for their stock in Pride SGP. As a result, Messrs. Malone, Stephens and Caddell now own 47%, 41% and 12%, respectively, of Pride SGP (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). The Managing General Partner is beneficially owned approximately 39% by Mr. Malone, 39% by Mr. Stephens, 16% by Mr. Caddell, and 6% by Mr. Corcoran.

     Prior to the Crude Gathering Sale, the Partnership had an agreement with Pride SGP to lease defined segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services was approximately $300,000 annually. In addition, the Partnership paid the taxes, insurance, and other costs. Rentals accruing to Pride SGP from the Partnership for the year ended December 31, 1999 totaled $300,000 for the lease of the pipeline and are included in income from discontinued operations in the statements of operations. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again. The lease agreement with Pride SGP was not entered into on an arm's-length basis. While Management was not able to determine whether the terms of the lease were comparable to those which could have been obtained by unaffiliated parties, Management believed such terms were fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which enabled the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners.

     Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2,450,000 and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. On December 31, 1997, the two unsecured loans were converted into the E Preferred Units of $2,000,000 and the F Preferred Units of $450,000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) the pipeline mentioned above, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the E Preferred Units with a stated value of $2,000,000 held by Pride SGP, and (e) the F Preferred Units with a stated value of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) the G Preferred Units with a stated value of $3,144,000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $66,000, $79,000 and $70,000 during 2001, 2000 and 1999, respectively.

     The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $42,000, $41,000 and $40,000 in 2001, 2000 and 1999,
respectively.

     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of management of the Managing General Partner were, until September 20, 2001, also members of the management of Pride SGP, which has a 0.1% general partner interest, $3,144,000 in G Preferred Units prior to April 3, 2002 ($514,000 in G Preferred Units as of April 3, 2002), and a 4.9% limited partner interest in the Partnership (see "Items 1. and 2. Business and Properties - General"). As a result of the Pride SGP Settlement Agreement, members of management of the Managing General Partner will eventually take over management of Pride SGP. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.

     As a result of the temporary restraining order imposed by the New York Court on September 7, 2000, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see "Item
3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding. The facility was subsequently cancelled.

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

     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units, (v) C Preferred Units and (vi) D Preferred Units.
The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity for its one-third interest in the Remaining Debt and Redeemable Preferred Equity (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see below). Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 ($2,526,000 of the G Preferred Units were subsequently distributed by Pride SGP to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP and were redeemed by the Partnership from the Departing Shareholders for $1,225,000) (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). On March 18, 2002, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000. On April 3, 2002, the Partnership redeemed $2,526,000 of the G Preferred Units from the Departing Shareholders for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002.

     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership plans to sell the aircraft to the owners of the Managing General Partner and the Chief Financial Officer at the same price and then lease it back at a monthly rental of $18,000 over a term of seven years. In addition, the Partnership will be responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of seven years, the Partnership will have the option to continue leasing the aircraft or purchasing it for $1,300,000. The planned sale and lease is expected to be completed in April 2002.

     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Common Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

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

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 2001:

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



DATED: April 15, 2002

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

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

/s/E. Peter Corcoran  Chairman and Director        April 15, 2002

/s/Brad Stephens      Chief Executive Officer,     April 15, 2002
                      Treasurer, and Director

/s/D. Wayne Malone    President, Chief Operating   April 15, 2002
                      Officer, and Director

/s/Douglas Y. Bech    Director                     April 15, 2002

/s/Clark Johnson      Director                     April 15, 2002

/s/Robert Rice        Director                     April 15, 2002

/s/Craig Sincock      Director                     April 15, 2002

/s/Dave Caddell       Vice President and           April 15, 2002
                      General Counsel

/s/George Percival    Chief Financial Officer      April 15, 2002
                      (Principal Financial Officer
                      and Accounting Officer)

                     INDEX TO FINANCIAL STATEMENTS

Report of Davis, Kinard & Co., P.C., Independent Auditors

Balance Sheets at December 31, 2001 and 2000

Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999

Statements of Changes in Partners' Capital (Deficiency) for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999

Notes to Financial Statements

                     INDEPENDENT AUDITORS REPORT


The Board of Directors of the
Managing General Partner

We have audited the accompanying balance sheet of Pride Companies, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Pride Companies, L.P. as of December 31, 1999 were audited by other auditors whose opinion, dated February 11, 2000, on those statements included an explanatory paragraph that described a going concern uncertainty discussed in Note 1 to the financial statements.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                     DAVIS, KINARD & CO., P.C.

Abilene, Texas
February 11, 2002

                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                     (DEBTOR-IN-POSSESSION)
                  At December 31, 2001 and 2000
               (In thousands, except unit amounts)

                                              2001        2000
                                            --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents--Note 2         $ 13,294    $  6,178
  Restricted cash--Note 2                        909      17,634
  Accounts receivable, less allowance
    for doubtful accounts of $315 and
    $227 for 2001 and 2000, respectively
    --Note 6                                  14,464      12,005
  Inventories--Note 2                            963         107
  Prepaid expenses                               364         500
                                            --------    --------
    TOTAL CURRENT ASSETS                      29,994      36,424

PROPERTY, PLANT AND EQUIPMENT, net--Note 3    13,963      15,301

ASSETS NO LONGER USED IN THE
BUSINESS--Note 3                               4,235       4,235

OTHER ASSETS                                     105         109
                                            --------    --------
                                            $ 48,297    $ 56,069
                                            ========    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Current liabilities not subject
  to compromise:
  Accounts payable                          $  1,619    $  1,371
  Accrued payroll and related
    benefits                                     250         150
  Accrued taxes                                2,534       1,982
  Other accrued liabilities                      687       1,845
  Net current liabilities of
    discontinued operations--Note 11               -         942
  Current portion of long-term debt--Note 4    2,055       9,359
                                            --------    --------
    Subtotal                                   7,145      15,649
Current liabilities subject to
  compromise--Note 12                          8,568           -
                                            --------    --------
      TOTAL CURRENT LIABILITIES               15,713      15,649

LONG-TERM DEBT--Note 4                             -           -

LONG-TERM LIABILITIES SUBJECT TO
  COMPROMISE--Note 12                         15,680           -

NET LONG-TERM LIABILITIES OF
  DISCONTINUED OPERATIONS--Note 11                 -      8,446

COMMITMENTS AND CONTINGENCIES--Note 5

REDEEMABLE PREFERRED EQUITY--Note 8            5,693     17,079

PARTNERS' CAPITAL
  Preferred Units to the Special
    General Partner (3,145 and 3,145, units
    authorized and 3,144 and 3,144, units
    outstanding at December 31, 2001 and
    2000, respectively)--Notes 5, 7, 9
    and 13                                     3,144      3,144
  Common Units (5,275,000 units
    authorized and 4,950,000 units
    outstanding)--Notes 5 and 9                8,374     11,984
  General partners' interest                    (307)      (233)
                                            --------   --------
                                            $ 48,297   $ 56,069
                                            ========   ========

See accompanying notes.

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
                     (DEBTOR-IN-POSSESSION)
          Years ended December 31, 2001, 2000 and 1999
             (In thousands, except per unit amounts)
                                            2001        2000        1999
                                          --------    --------    --------
Revenues:
  Refinery and Products Marketing
    Business--Note 6                     $ 236,510   $ 234,929   $ 130,604
  Net DESC proceeds--Note 5                      -      36,257           -
Cost of sales and operating expenses,
  excluding depreciation--Note 7           229,280     230,144     126,424
Marketing, general and administrative
  expenses--Note 7                           3,434       3,406       3,700
Depreciation                                 1,444       1,467       1,496
                                         ---------   ---------   ---------
    OPERATING INCOME (LOSS)                  2,352      36,169      (1,016)

Other income (expense):
  Interest income                              944       1,062         441
  Net interest income from DESC--Note 5          -      12,389           -
  Interest expense (including interest
    paid in kind of $134, $1,673 and
    $2,691 and increasing rate
    accrued interest of $0, ($1,345),
    and $315 in 2001, 2000 and
    1999, respectively)                        222      (1,244)     (5,095)
  Credit and loan fees (including
    amortization and write-off of
    $0, $3,546 and $1,761 and credit
    and loan fees paid in kind of
    $0, $0 and $100 in 2001, 2000
    and 1999, respectively)                   (907)     (4,921)     (2,080)
  Other - net                                  103         (46)         64
                                         ---------   ---------   ---------
                                               362       7,240      (6,670)
                                         ---------   ---------   ---------
    NET INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE REORGANIZATION
      ITEMS                                  2,714      43,409      (7,686)

Reorganization items--Note 12:
  Professional fees and administrative
    expenses                                 1,111           -           -
  Premium on retirement of Debt and
    Redeemable Preferred Equity                183           -           -
                                         ---------   ---------   ---------
    NET INCOME (LOSS) FROM
      CONTINUING OPERATIONS                  1,420      43,409      (7,686)

Discontinued operations:
  Income from operations of the
    Crude Gathering System prior
    to August 1, 1999                            -           -         269
  Loss on disposal                               -           -        (251)
                                         ---------   ---------   ---------
    NET INCOME (LOSS)                    $   1,420   $  43,409   $  (7,668)
                                         =========   =========   =========

Basic net income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $   (0.27)  $    8.26   $   (1.89)
  Net income from discontinued
    operations                                   -           -           -
                                         ---------   ---------   ---------
      Basic net income (loss)           $   (0.27)  $    8.26   $   (1.89)
                                         =========   =========   =========

Diluted net income (loss) per Common Unit:
  Net income (loss) from continuing
    operations                           $   (0.27)  $    5.82   $   (1.89)
  Net income from discontinued
    operations                                   -           -           -
                                         ---------   ---------   ---------
      Diluted net income (loss)          $   (0.27)  $    5.82   $   (1.89)
                                         =========   =========   =========

Numerator for basic net income (loss)
  per Common Unit:
  Net income (loss) from continuing
    operations                           $   1,420   $  43,409   $  (7,686)
  Preferred distributions                   (2,806)     (1,683)     (1,854)
                                         ---------   ---------   ---------
  Net income (loss) from continuing
    operations less preferred
    distributions                           (1,386)     41,726      (9,540)

  Net income (loss) from continuing
    operations allocable to 2%
    general partner interest                   (28)        835        (191)
                                         ---------   ---------   ---------
  Numerator for basic net income (loss)
    per Common Unit from continuing
    operations                           $  (1,358)  $  40,891   $  (9,349)
                                         =========   =========   =========

  Net income from discontinued
    operations                           $       -   $       -   $      18

  Net income from discontinued
    operations allocable to 2%
    general partner interest                     -           -           -
                                         ---------   ---------   ---------
  Numerator for basic net income
    per Common Unit from discontinued
    operations                           $       -   $       -   $      18
                                         =========   =========   =========
  Numerator for basic net income (loss)
    per Common Unit                      $  (1,358)  $  40,891   $  (9,331)
                                         =========   =========   =========

Numerator for diluted net income (loss)
  per Common Unit:
  Net income (loss) from continuing
    operations                           $   1,420   $  43,409   $  (7,686)
  Preferred distributions                   (2,806)     (1,683)     (1,854)
  Adjustments to compute diluted
    net income (loss):
      Subordinate Note A interest
        expense                                  -         186           -
      B Preferred Unit distributions             -         795           -
      C Preferred Unit distributions             -         427           -
                                         ---------   ---------   ---------
  Net income (loss) from continuing
    operations less preferred
    distributions                           (1,386)     43,134      (9,540)

  Net income (loss) from continuing
    operations allocable to 2%
    general partner interest                   (28)        863        (191)
                                         ---------   ---------   ---------
  Numerator for diluted net income
    (loss) per Common Unit from
    continuing operations                $  (1,358)  $  42,271   $  (9,349)
                                         =========   =========   =========

  Net income from discontinued
    operations                           $       -   $       -   $      18

  Net income from discontinued
    operations allocable to 2%
    general partner interest                     -           -           -
                                         ---------   ---------   ---------
  Numerator for diluted net
    income per Common Unit from
    discontinued operations              $       -   $       -   $      18
                                         =========   =========   =========
  Numerator for diluted net income
    (loss) per Common Unit               $  (1,358)  $  42,271   $  (9,331)
                                         =========   =========   =========

Denominator:
  Denominator for basic net income
    (loss) per Common Unit                   4,950       4,950       4,950
                                         =========   =========   =========

  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                         -         292           -
      B Preferred Units                          -       1,315           -
      C Preferred Units                          -         705           -
                                         ---------   ---------   ---------
      Total adjustments                          -       2,312           -
                                         ---------   ---------   ---------
  Denominator for diluted net income
    (loss) per Common Unit                   4,950       7,262       4,950
                                         =========   =========   =========
See accompanying notes.

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                           PRIDE COMPANIES, L.P.
                          (DEBTOR-IN-POSSESSION)
               Years ended December 31, 2001, 2000 and 1999
                              (In thousands)
                                                       General
                               Preferred     Common    Partners'
                                 Units       Units     Interest    Total
                               ---------   ---------  ---------  ---------
Balance at December 31, 1998   $       -   $ (23,042) $    (948) $ (23,990)

Issuance of Preferred Units
  --Notes 7 and 9                  3,144           -          -      3,144

Net loss                               -      (7,515)      (153)    (7,668)
                               ---------   ---------  ---------  ---------
Balance at December 31, 1999       3,144     (30,557)    (1,101)   (28,514)

Net income                             -      42,541        868     43,409
                               ---------   ---------  ---------  ---------
Balance at December 31, 2000       3,144      11,984       (233)    14,895

Net income                             -       1,392         28      1,420

Distributions on Redeemable
 Preferred Equity                      -      (5,002)      (102)    (5,104)
                               ---------   ---------  ---------  ---------
Balance at December 31, 2001   $   3,144   $   8,374  $    (307) $  11,211
                               =========   =========  =========  =========



See accompanying notes.























                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
                          (DEBTOR-IN-POSSESSION)
               Years ended December 31, 2001, 2000 and 1999
                              (In thousands)

                                          2001         2000         1999
                                          ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before
    reorganization items                $  2,714     $ 43,409     $ (7,668)
  Reorganization items                    (1,111)           -            -
    Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                         1,444        1,467        2,992
      Amortization and write-off
        of loan costs                          -        3,546        1,761
      Deferred tax benefit                     -            -          (98)
      (Gain) loss on sale of property,
        plant and equipment                  (32)         (49)          93
      (Gain) on disposal of
        discontinued operations                -            -       (1,226)
      Paid in kind interest and
        credit and loan fees                 134        1,673        2,791
      Increasing rate accrued interest         -       (1,345)         315
      Lower of cost or market adjustment       -            -       (1,197)
      Net effect of changes in:
        Restricted cash                   16,725      (17,399)         418
        Accounts receivable               (2,459)      (5,229)       3,276
        Inventories                         (856)          73        2,228
        Prepaid expenses                     136         (342)         546
        Accounts payable and other
          long-term liabilities            1,736      (16,989)       2,737
        Accrued liabilities                  717         (378)        (929)
                                        --------     --------     --------
          Total adjustments               17,545      (34,972)      13,707
                                        --------     --------     --------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    19,148        8,437        6,039

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                               (106)        (202)      (1,245)
  Proceeds from asset disposals               32          104          391
  Transaction with the Special
    General Partner                            -            -       (2,000)
  Transaction and exit costs related
    to sale of discontinued operations         -            -       (2,040)
  Proceeds from sale of
    discontinued operations                    -            -       29,595
  Other                                       42          (66)          23
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                       (32)        (164)      24,724


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
    facilities                                 -        2,014       17,025
  Payments on debt and credit
    facilities                            (6,327)     (20,127)     (33,779)
  Redemption of Redeemable Preferred
    Equity                                (4,023)           -            -
  Distributions paid on Redeemable
    Preferred Equity                      (1,650)           -            -
                                        --------     --------     --------
  NET CASH (USED IN)
  FINANCING ACTIVITIES                   (12,000)     (18,113)     (16,754)
                                        --------     --------     --------
    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                   7,116       (9,840)      14,009

  Cash and cash equivalents at
    beginning of the period                6,178       16,018        2,009
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                       $ 13,294     $  6,178     $ 16,018
                                        ========     ========     ========

See accompanying notes.

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

Organization and Nature of Operations: Pride Companies, L.P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operated three products terminals located in Abilene, Texas (the "Abilene Terminal "); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline. The Partnership's operations are conducted primarily in the State of Texas.
     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Certain liabilities associated with the Crude Gathering System were retained and have been presented in discontinued operations and in liabilities subject to compromise at December 31, 2000 and 2001, respectively (see Note 11).
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owned, the G Preferred Units of the Partnership with a stated value of $3,144,000, as of December 31, 2001, (see below and Notes 9 and 13 for subsequent events) and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units").
Subsequent to December 31, 2001, Pride SGP distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP (see Note
13). After the redemption by the Partnership of G Preferred Units with a stated value of $104,000 and $2,630,000 owned by Pride SGP and the Departing Shareholders of Pride SGP, respectively, Pride SGP owns $514,000 of G Preferred Units as of April 3, 2002. Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively own a 24.1% interest as of February 28, 2002 in the Partnership through their ownership of Common Units. Public ownership represented by the remaining Common Units is 69.0%. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L.P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     The financial statements of the Partnership include all of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Going Concern and Operating Environment: Certain key events beginning in 1997 are key to evaluating the Partnership's current operating environment.

1997 Restructuring and Recapitalization: Effective December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt ("Prior Bank Debt"). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility on December 31, 1997. Pride SGP converted two notes into redeemable preferred equity securities (see below and Notes 7 and 8). The Partnership incurred costs of $60,000 and $6,570,000 in 1998 and 1997, respectively (including $3,257,000 in noncash fees in 1997), related to the restructuring and recapitalization, which were included in deferred financing costs. During 2000 and 1999, the Partnership expensed $3,546,000 (of which $990,000 was amortization of deferred financing costs and $2,556,000 of deferred financing costs were written off as a result of retiring or tendering payment on Varde's debt) and $1,761,000 (all of which was amortization of the deferred financing costs), respectively, related to the restructuring and recapitalization.
     In addition to the assumption by Varde of the Prior Bank Debt, Varde loaned the Partnership an additional $4,693,000 for working capital purposes, including fees and costs associated with the restructuring and recapitalization. After completion of the restructuring and recapitalization, Varde held the following securities, in order of seniority:
   (i) Series A Term Loan ("A Term Loan") maturing December 31, 2002 in the original amount of $20,000,000;
   (ii) Series B Term Loan ("B Term Loan") maturing December 31, 2002 in the original amount of $9,500,000;
   (iii) Series C Term Loan ("C Term Loan") maturing December 31, 2002 in the original amount of $4,689,000;
   (iv) Series A Unsecured Loan ("Subordinate Note A") in the original amount of $2,500,000 maturing December 31, 2002;
   (v) Series B Cumulative Convertible Preferred Units ("B Preferred Units") in the amount of $9,322,000, which were subject to mandatory redemption at December 31, 2002;
   (vi) Series C Cumulative Convertible Preferred Units ("C Preferred Units") in the amount of $5,000,000, which were subject to mandatory redemption at December 31, 2002, and
   (vii) Series D Cumulative Preferred Units ("D Preferred Units") in the amount of $2,757,000 which were subject to mandatory redemption at December 31, 2002.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to as the debt ("Debt") (see Note 4). The balance of the C Term Loan and Subordinate Note A after application of the Payments to the Debt in July of 2000 is collectively referred to as the remaining debt (the "Remaining Debt") (see Note 4).
     The B Preferred Units, C Preferred Units and D Preferred Units are collectively referred to as redeemable preferred equity ("Redeemable Preferred Equity") (see Note 8).
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity (see Notes 5, 7, 8 and 13) for its one-third interest in the Remaining Debt and Redeemable Preferred Equity.
     The Partnership or Management had a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. Such call lapsed December 31, 2000. The securities held by Varde had certain antidilution provisions and registration rights.

1999 Sale of Operating Assets Utilized by the Crude Gathering System:
As previously discussed, the Partnership sold the operating assets of the Crude Gathering System to Sun on October 1, 1999 (see Note 11). The net proceeds were applied as follows: $15,000,000 principal payment on the A Term Loan (see Note 4), $2,000,000 was paid to Pride SGP as part of the exchange described in the following paragraph (see
Note 7), and $10,007,000, net of transaction and exit costs of $2,588,000, was retained for working capital. This sale resulted in a taxable loss allocable to the Common Unitholders. None of the proceeds were distributed to Common Unitholders.
     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership in the amount of $548,000, (c) rentals payable to Pride SGP from the Partnership in the amount of $2,146,000, (d) the Series E Cumulative Convertible Preferred Units ("E Preferred Units") with a stated value of $2,000,000 held by Pride SGP, and (e) the Series F Cumulative Preferred Units ("F Preferred Units") with a stated value of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) the Series G Preferred Units ("G Preferred Units") with a stated value of $3,144,000 (see Note 9).

Net Losses: Excluding the income resulting from the DESC Claim (see below and Note 5), the Partnership had continually incurred net losses prior to the year ended December 31, 2001. Operating results prior to the year ended December 31, 2001 suffered as a result of increasing competition, depressed operating margins and higher financing costs. Net income for the year ended December 31, 2001 was $1,420,000. For the year ended December 31, 2000, net income was $43,409,000 as a result of DESC Income (see below) of $48,646,000. Excluding the DESC Income and the write-off of deferred financing costs of $2,556,000, the Partnership would have had a net loss of $2,681,000 for the year ended December 31, 2000. The deferred financing costs were written off as a result of retiring part of the Debt with the Net DESC Proceeds (see below) and tendering payment on the Remaining Debt (see below).

2000 Collection on Judgment from the Government: In the year ended December 31, 2000, the Partnership collected an award of $61,521,000 ("DESC Proceeds") from the United States of America (the "Government"), also referred to as the Defense Energy Support Center ("DESC"), related to underpayments for jet fuel purchased from the Partnership and from that paid legal fees of $5,908,000 to the Partnership's attorneys ("Legal Fees") and bonuses of $6,967,000 ("Bonuses") to Management (see Note 5). The DESC Proceeds less the Legal Fees and Bonuses were $48,646,000 ("DESC Income" or "Net DESC Proceeds") of which $36,257,000 was included in operating income and $12,389,000 was included in other income (see Note 5).
     The Partnership planned on using the Net DESC Proceeds to retire the Debt and the Redeemable Preferred Equity and provide working capital. Out of the Net DESC Proceeds, the Partnership paid $16,606,000 on the Debt and deposited $16,360,000 with the District Court of Taylor County, Texas (the "Texas Court") pending resolution of the Partnership's dispute with Varde (see below). The remaining $15,680,000 of the Net DESC Proceeds, as permitted by the Bankruptcy Court, was used for working capital. None of the Net DESC Proceeds was available for distribution to Common Unitholders.

2000 Dispute with Varde: The Partnership had planned on using the DESC Proceeds to completely pay off all of the Debt and Redeemable Preferred Equity. However, after the Partnership paid $16,606,000 towards the Debt on July 25, 2000 and July 26, 2000, Varde claimed for the first time it was entitled to an additional $17,621,000 as a transaction fee. The Partnership ceased making any further payments after Varde demanded the transaction fee and pursued legal remedies
(see Notes 4 and 5).
        Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court.

2001 Bankruptcy Filing: On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Note 12). The filing was necessitated by the above mentioned actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see Notes 4, 5 and 8).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.

2001 Court Ruling and Settlement with Varde: On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that Varde was not owed $17,621,000 as a Transaction Fee and therefore all payments to Varde had to be applied against the Debt and Redeemable Preferred Equity; the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender; and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates (see Notes 4, 5, and 8).
     On October 18, 2001, Varde, the Partnership and Management entered into a settlement agreement ("Varde Settlement Agreement") that ended the litigation between them. The Varde Settlement Agreement was subsequently approved by the Bankruptcy Court on November 15, 2001. Under the Varde Settlement Agreement, Varde received $12,000,000 on November 21, 2001 and an allowed unsecured claim of $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") or a total of $23,000,000 for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity (see Notes 5, 12 and 13). On the Effective Date (see below), Varde was to receive $4,000,000 and a $9,000,000 unsecured note subject to a $2,000,000 discount. The Partnership paid Varde $11,000,000 on January 22, 2002 and received the $2,000,000 discount on the unsecured note. Management received $11,500,000 of New Redeemable Preferred Equity for its one-third interest in the Remaining Debt and Redeemable Preferred Equity on the Effective Date (see Notes 5, 12 and 13).
     Under the Varde Settlement Agreement, the Partnership owed approximately the same amount as it did prior to the settlement; however, the distribution rates on the New Redeemable Preferred Equity are substantially lower, the maturity dates were extended and the Partnership avoided having to further litigate these issues.

2001 Proof of Claims Filed by Former Employees and Pride SGP: In connection with the Bankruptcy, certain former employees and Pride SGP filed proofs of claim with the Bankruptcy Court that the Partnership disputed (see Note 12). Five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. On November 26, 2001, an adversary hearing was held by the Bankruptcy Court to determine whether to allow the proofs of claim. On December 21, 2001, the Bankruptcy Court issued its initial ruling and held that the Partnership owed the former employees some amount but did not specify how much was owed. The Bankruptcy Court requested that the parties attempt to settle their controversy based on its initial ruling.
Since the parties were unable to settle the case, the Bankruptcy Court held a hearing on February 28, 2002 to hear additional evidence on damages. The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.
     The majority shareholders of Pride SGP filed proofs of claim individually and on behalf of Pride SGP in the amount of $14,541,000 plus interest, attorney fees and costs. On December 10, 2001, those shareholders and Pride SGP withdrew their proofs of claim. On January 8, 2002, the Partnership, the Managing General Partner and Management entered into a settlement agreement with Pride SGP and the Departing Shareholders of Pride SGP ("Pride SGP Settlement Agreement"). Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units (see Notes 5, 7, 9 and
13) held by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 ($2,526,000 of the G Preferred Units were subsequently distributed by Pride SGP to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP and were redeemed by the Partnership from the Departing Shareholders for $1,225,000), Pride SGP agreed to vote in favor of the Plan and all parties agree to mutual releases.

2002 Confirmation of Plan and the Partnership's Emergence from
Bankruptcy: A hearing was held by the Bankruptcy Court on January 8, 2002 on confirmation of the Partnership's Third Amended and Restated Plan of Reorganization (as amended by modifications thereto filed January 8, 2002 and January 11, 2002, respectively, the "Plan") (see Notes 12 and 13). At the hearing, the Partnership agreed to certain modifications to the Plan. The Bankruptcy Court signed an order confirming the Plan as modified on January 11, 2002 ("Confirmation Date") and the Partnership emerged from Bankruptcy on January 22, 2002 ("Effective Date"). All creditors whose claims were not disputed or who filed proofs of claim that are allowed under the Bankruptcy Code have been or are expected to be paid in full as provided in the Plan (see Note 13). On January 22, 2002, the Partnership also paid Varde $11,000,000 which was the remaining amount owed to Varde under the Varde Settlement Agreement (after deduction of a $2,000,000 discount to which the Partnership was entitled if the payment was made by that date).
     Due to the failure of certain creditors to file proofs of claim in the bankruptcy case or because of the disallowance of claims by the Bankruptcy Court, the Partnership expects to report cancellation of indebtedness income to Common Unitholders for the year ended December 31, 2002. The amount of cancellation indebtedness income allocable to Common Unitholders is currently estimated to be $9,600,000 (see Notes 5, 9, 11, 12 and 13).

Future Outlook: As a result of emerging from Bankruptcy and fully paying off Varde, the Partnership expects over the next several years to have positive cash flow from operations and expects its net income during the current fiscal year to be close to break even, in each case before annual payments of $1,406,000 for the next ten years beginning January 22, 2003 (for the years eleven through fifteen, the payments will decrease to $940,000 annually) on the New Redeemable Preferred Equity held by Management and any payments due on the G Preferred Units after October 1, 2004 (see Notes 5 and 13).
     The Partnership's ability to improve its profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the Government which began April 1, 2002 and ends March 31, 2003, the Partnership will supply approximately 34,325,000 gallons, which is a 4% increase from the volumes that it supplied under the previous contract with the Government, which began April 1, 2001 and ended March 31, 2002. The Partnership believes that its profit margins under the new contract should be similar to those under the previous contract.
     The Partnership has been able to achieve certain reductions in operating expenses and marketing, general and administrative expenses over recent years. The expenses of the Products Marketing Business have declined from the levels of 1999 and prior years as a result of staff reductions and computer automation. The Partnership's ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.
     As previously discussed, the Partnership recently sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000. On January 22, 2002, Shell also returned $4,000,000 of the $14,000,000 in cash the Partnership had deposited with Shell to secure its payable to Shell for refined product purchases. The Partnership believes, in light of these two events, that it currently has adequate liquidity to operate at this time without a working capital facility.

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

Net Income (Loss) Per Common Unit: Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income per Common Unit is computed by adjusting the primary units outstanding and net income for the potential dilutive effect of the conversion of the Subordinate Note A, B Preferred Units and C Preferred Units (collectively the "Convertible Securities") outstanding during the period and the elimination of the related interest and distributions and the potential effect of the exercise of officers and employees' unit appreciation rights. When the effect of including the conversion of the Convertible Securities on diluted net income (loss) per Common Unit is antidilutive, as was the case for the years ended December 31, 2001 and 1999, such Convertible Securities are not included in the calculation of dilutive net income (loss) per Common Unit. The unit appreciation rights were antidilutive for the years ended December 31, 2001, 2000 and 1999.

Inventories: Inventories are stated at the lower of average cost or market value.

Property, Plant and Equipment and Assets No Longer Used In The
Business: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the various assets (see Note 3).
     Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for continuing operations for the years ended December 31, 2001, 2000 and 1999 was $284,000, $230,000, and $589,000, respectively.
     Assets no longer used in the business are stated at estimated fair value at the time of impairment. On March 22, 1998, the Partnership idled the Refinery; however, some of the tanks and the rack facility also referred to as the Abilene Terminal are still being used in connection with the Shell Agreement. Accordingly, the Partnership evaluated the ongoing value of the refinery assets that would no longer be used in the business in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Based on this evaluation, the Partnership determined that assets with a carrying amount of $47,353,000 were impaired and wrote them down by $40,000,000 to their estimated fair value. Fair value was based on independent appraisals discounted at a market rate of interest. As discussed in Note 1, these assets were sold to Alon for $5,400,000 on January 18, 2002.

Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners of the Partnership. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself. The Partnership's tax bases in its assets and liabilities were greater than its bases therein for financial reporting purposes by approximately $7,745,000, at December 31, 2001. The taxable loss reported by the Partnership for the year ended December 31, 2001 was $220,000, of which $1,650,000 of taxable income was allocated to the Redeemable Preferred Units and a taxable loss of $1,833,000 and $37,000 was allocated to Common Unitholders and the General Partners, respectively. The major reconciling items between the net income for financial purposes and tax purposes for the 2001 fiscal year are as follows: depreciation for tax purposes is $1,825,000 greater than for financial purposes and accrued expenses for tax purposes are $185,000 less than for financial purposes.
     Deferred income taxes were previously provided for Pride Borger, Inc., a corporate subsidiary, which was a separate taxable entity. This subsidiary was disposed of as part of the sale of the Crude Gathering System in 1999 and the tax effects are included in discontinued operations.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Partnership believes that a sufficient portion of its income constitutes "qualifying income" and, therefore, should be classified as a partnership for federal tax purposes (see Note 5).

Retirement Plan: The Pride Employees' 401(k) Retirement Plan and Trust ("Plan") is a defined contribution plan covering substantially all full-time employees. Under the Plan, the Partnership must make a mandatory contribution equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. Beginning January 1, 2002, contributions will vest over a six year period (prior to January 1, 2002, contributions vested over a seven year period), subject to immediate vesting upon retirement. Retirement plan expense for continuing operations for the years ended December 31, 2001, 2000 and 1999 was $53,000, $102,000 and
$0, respectively.

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

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, receivables, and accounts payable approximates fair value. Since the C Term Loan, Subordinate Note A and Varde Unsecured Claim were retired on January 22, 2002 , Management believes the fair value of that debt approximates the amount recorded in the financial statements as of December 31, 2001.

Statements of Cash Flows: For purposes of the statements of cash flows, Management considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restrictions on Certain Cash Balances: At December 31, 2001 and 2000, the Partnership had $0 and $16,751,000, respectively, on deposit with the Texas Court in connection with the Varde dispute (see Note 5), $778,000 and $754,000, respectively, invested in certificates of deposit to secure a letter of credit and credit card payments, a restricted money market account with Alexander Insurance Group with a balance of $61,000 and $59,000, respectively, and an escrow account of $70,000 for both periods with American International Recovery as a condition of its insurance policies.

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


NOTE 3--PROPERTY, PLANT AND EQUIPMENT AND ASSETS NO LONGER USED IN
        THE BUSINESS

     A summary of property, plant and equipment at December 31 follows (in thousands):

                                                            Estimated
                                                             Useful
                                          2001      2000      Lives
                                        --------  -------- -----------
Terminal and storage facilities         $  7,253  $  7,205  4-30 years
Pipelines and related facilities          11,525    11,503  5-30 years
Transportation and terminal equipment      8,710     8,668   3-5 years
Marketing facilities and equipment           803       803   3-5 years
Administrative facilities and equipment    2,481     2,444   2-5 years
Construction-in-progress                       -        43
                                        --------  --------
                                          30,772    30,666
Less accumulated depreciation             16,809    15,365
                                        --------  --------
                                        $ 13,963  $ 15,301
                                        ========  ========

     As previously discussed, the assets no longer used in the business of $4,235,000 as of December 31, 2001 were sold to Alon on January 18, 2002 for $5,400,000 (see Note 1).

NOTE 4--DEBT AND CREDIT FACILITIES

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's Prior Bank Debt (see Note 1). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
     At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. At that time, the Partnership began banking with Wells Fargo Bank, N.A. ("Wells Fargo") and had Wells Fargo issue a letter of credit for $721,000 which is secured by a certificate of deposit (see Note 2).
     Under the Varde loan documents, the Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provided for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which included DESC Proceeds (see Notes 1 and 5) (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents required that the Partnership must first retire the A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 and pay $5,000,000 towards the B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000. The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds. In addition, Varde also was entitled to receive one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde (see Notes 1 and 5), the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the Texas Court to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believed it was allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership planned on using a portion of the remaining proceeds to further reduce Debt and Redeemable Preferred Equity thereby reducing future interest expense and accumulated arrearages, respectively. Additionally, there was a dispute about whether the DESC Proceeds were also reduced by the legal fees paid to the Partnership's attorneys in calculating the Varde One-Third (see Note 5). Under the Varde credit agreement, the Partnership believed the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. Likewise, the Bankruptcy Court concluded in its Initial Ruling that the Varde One-Third must be so applied (see Note 5). Therefore, the Payments of $16,606,000 were applied against the A Term Loan and B Term Loan and those notes were considered to be retired in July of 2000.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments, payments out of the DESC Proceeds and payments under the Varde Settlement Agreement, Varde's interest in such Debt was completely paid off. As of December 31, 2001, Management held the remaining balance of the C Term Loan of $2,055,000 and Subordinate Note A of $1,111,000. As previously discussed, those two notes along with Management's one-third interest in the Redeemable Preferred Equity was converted into the New Redeemable Preferred Equity on January 22, 2002 (see Notes 1, 5, 7 8, and 13).
     Prior to the Bankruptcy Court's Initial Ruling, the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. The outstanding balance on the C Term Loan of $2,055,000 after payments to Varde under the Varde Settlement Agreement is included in the current portion of long-term debt, whereas the outstanding balance on the Subordinate Note A of $1,111,000 after payments to Varde under the Varde Settlement Agreement is included in current liabilities subject to compromise at December 31, 2001 (see Note 12). Prior to the Bankruptcy Court's Initial Ruling, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, the accrual was reversed in the third quarter of 2001 and the Partnership recorded paid in kind interest of $134,000 on the Subordinate Note A for the period August 23, 2000 to December 31, 2001 as a result of the Initial Ruling.
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see Notes 1 and 8). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the years ended December 31, 2001 and 2000, the Deposits with the Texas Court accrued interest income of $684,000 and $391,000, respectively.
     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling. The Subordinate Note A was convertible into 176,000 Common Units as of December 31, 2001 and bore interest at prime plus one percent which was 4.75% at December 31, 2001.
     Because a portion of the Debt was subject to increasing rates of interest in 2000 and before, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense for the years ended December 31, 2000 and 1999 reflects the reversal of an accrual of $1,345,000 and an accrual of $315,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through December 31, 2001, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001 (see Notes 5 and 8). From November 22, 2001 through December 31, 2001, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management.
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. On November 21, 2001, Varde received $12,000,000 and the Allowed Unsecured Claim for $11,000,000 (net of a $2,000,000 discount) from the Partnership under the Varde Settlement Agreement and retired Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity for financial purposes which was $4,110,000, $2,216,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively (see Notes 1, 5, 8 and 13). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise (see Note 13).
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     Prior to the sale of the remaining Refinery equipment and the Aledo Pipeline for $5,400,000 and the reduction in the Shell deposit of $4,000,000 (see Note 1), the Partnership believed it would need a new working capital facility once it was out of Bankruptcy. However, now the Partnership plans to wait to obtain a new working capital facility and hopefully obtain more favorable terms than are now available.
     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.
     The New York Court issued a temporary restraining order on September 7, 2000, which imposed restrictions on the Partnership's use of DESC Proceeds (see Note 5). Because of those constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 5 and 7). A note evidencing the Management Revolver was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding. The facility was subsequently cancelled.

     Amounts outstanding under these credit facilities at December 31 included in long-term debt included (in thousands):

                                                2001         2000
                                              --------     --------
     C Term Loan                              $  2,055     $  6,171
     Subordinate Note A                              -        3,188
                                              --------     --------
                                                 2,055        9,359
     Less current portion                        2,055        9,359
                                              --------     --------
                                              $      -     $      -
                                              ========     ========

     Amounts outstanding under these credit facilities at December 31 included in liabilities subject to compromise (see Note 13 for other items included in liabilities subject to compromise) included (in thousands):

                                                2001         2000
                                              --------     --------
     Subordinate Note A                       $  1,111     $      -
     Allowed Unsecured Claim                    11,000            -
                                              --------     --------
                                                12,111            -
     Less current portion                        5,111            -
                                              --------     --------
                                              $  7,000     $      -
                                              ========     ========

     Interest paid (excluding paid in kind interest subsequently paid on retirement of the Debt and interest paid on the note assumed by
Sun) for the years ended December 31, 2001, 2000 and 1999 was $19,000, $697,000 and $2,040,000, respectively.

NOTE 5--COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Partnership was committed to operating leases which require fixed monthly rentals for administrative office space, transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Excluding rentals accrued to Pride SGP prior to October 1, 1999 (see Note 7) for certain pipeline segments, rental expense for the continuing operations for the years ended December 31, 2001, 2000 and 1999 was $108,000, $163,000 and $194,000, respectively. The minimum future rentals under noncancellable operating leases at December 31, 2001 are as follows (in thousands):


          2002                   $    85
          2003                        83
          2004                        57
          2005                        23
          2006                         -
          Thereafter                   -
                                 -------
                                 $   248
                                 =======

     At December 31, 2001, Pride SGP held G Preferred Units with a stated value of $3,144,000 (see Note 9). The G Preferred Units were subordinate to the B Preferred Units, C Preferred Units and D Preferred Units at December 31, 2001 (see Notes 1 and 8). On January 22, 2002, the C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units and D Preferred Units owned by Management were converted into the New Redeemable Preferred Equity (see below). As discussed in Note 1, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP or the Departing Shareholders of Pride SGP for $1,275,000 (see Notes 1, 7, 9 and 13). The remaining $514,000 of G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any outstanding senior securities or (ii) 10% per annum.
     At December 31, 2001 and 2000, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of February 28, 2002, Pride SGP, Management and the public owned 250,000, 1,219,000 and 3,481,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.
     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at December 31, 2001. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
     On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America, also referred to as the DESC (see Note 1), relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC Proceeds were $61,521,000 from which the Partnership paid Legal Fees of $5,908,000 and Bonuses of $6,967,000 (see Note 1). The DESC Proceeds less the Legal Fees and Bonuses were $48,646,000 ("DESC Income" or "Net DESC Proceeds").
     The Partnership used the Net DESC Proceeds for the Payments of $16,606,000 on the Varde Debt and the Deposits of $16,360,000 (see
Note 4). The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements was $15,680,000 and was used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court and subject to the supervision of the Bankruptcy Court (see below).
     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity securities instruments (including distributions paid in kind on debt and accumulated arrearages owed on Redeemable Preferred Equity), Legal Fees and payments under the Partnership's bonus plan, Common Unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to Common Unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). Before the dispute with Varde, the Partnership had planned on retiring the Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).
     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000.
     In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the Common Unitholders. Under that convention, Common Unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership also took the position that suspended losses would be available to Common Unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with that position. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. The Partnership suggested that Common Unitholders should consult with their own tax advisor regarding the use of suspended losses.
     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan were required to be paid to Varde. The Partnership had planned on eventually retiring all of the Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see Note 4) as a transaction fee rather than being required to apply the Payments against the Debt and Redeemable Preferred Equity. The Partnership believed this position conflicted with the credit agreement between Varde and the Partnership in that it required that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. However, Varde's position was that since another loan document executed at the same time as the credit agreement did not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Bankruptcy Court's Initial Ruling found that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity.
     Additionally, Varde also argued that the term "proceeds" as used in the credit agreement was before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should have been the $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believed was correct. The Bankruptcy Court's Initial Ruling found that the Varde One-Third should have been based on $55,613,000 which is after the Legal Fees.
     If Varde's interpretations of the loan documents had been correct, the Varde One-Third would have equaled $17,621,000 and Varde would have received such amount as a Transaction Fee and would not have had to apply it to any of the Debt and Redeemable Preferred Equity.
     Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court.
     The Partnership advised Varde that it did not intend to make any further payments until the above issues were resolved. The Partnership filed suit against Varde in the Texas Court, on August 3, 2000, demanding, among other things, that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The trial which was scheduled in the Texas Court for February 2, 2001, was removed to the Bankruptcy Court by Varde.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that, among other things, restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a new lawsuit in New York, a notice of motion for summary judgment in lieu of complaint, in the amount of $18,592,000 plus interest from August 8, 2000, on the ground that the action was based upon an instrument for the payment of money only and that there was no defense to payment. The $18,592,000 is the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan and the remaining balance of a Transaction Fee based on the first receipt of $45,706,000 of DESC Proceeds before reduction for Legal Fees.
     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds. Varde claimed that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity was due.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which, among other things, enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 4 and 7). During the third and fourth quarters of 2000, Management made advances under this facility. The facility was subsequently cancelled.
     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the Bankruptcy. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Notes 1 and 12). As previously discussed, the filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court (see
Note 1).
     On January 31, 2001, Varde removed the Partnership's suit from the Texas Court to the Bankruptcy Court and filed a motion with the Bankruptcy Court for appointment of a trustee. Varde subsequently removed both of the New York state lawsuits to New York federal court. The motion for appointment of a trustee was heard on March 6, 2001 and the Bankruptcy Court denied Varde's request on March 22, 2001.
     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that the Varde One-Third had to be applied against the Debt and Redeemable Preferred Equity; the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender; and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.
     Varde, the Partnership and Management had planned on asking the Bankruptcy Court to review certain points of the Initial Ruling. However, prior to briefing those points, Varde, the Partnership and Management entered into the Varde Settlement Agreement on October 18, 2001 and the Bankruptcy Court approved it on November 15, 2001 thus ending the litigation between the various parties.
     Under the Varde Settlement Agreement, Varde received $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) on November 21, 2001 from the Partnership, of which $4,000,000 was to be paid on the Effective Date of the Plan and the Partnership would give Varde an unsecured note in the principal amount of $9,000,000 (subject to a $2,000,000 discount) ("Varde Unsecured Note") which was to mature on January 22, 2005. As a result of paying Varde a total of $11,000,000 on January 22, 2002, the Partnership received the $2,000,000 discount on the Varde Unsecured Note.
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     The Varde Settlement Agreement also provided that Management would hold allowed claims against the Partnership with respect to the various securities Varde assigned to them in December 1997 (see Notes 1, 4, 7, 8 and 13). As of December 31, 2001, this included the C Term Loan of $2,055,000, the Subordinate Note A of $1,111,000 and the Redeemable Preferred Equity of $8,353,000 (collectively "Management Securities"). Management agreed that if Varde were paid off on January 22, 2002 that it would accept $3,200,000 of New Redeemable Preferred Equity for the C Term Loan and Subordinate Note A in addition to the $8,300,000 of New Redeemable Preferred Equity that it would receive under the Plan for the Redeemable Preferred Equity owned by Management. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is amortized in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is amortized in fifteen equal annual installments beginning on January 22, 2003. Management had further agreed to discount the New Redeemable Preferred Equity up to $2,000,000 to the extent the discount on the Varde Unsecured Note was less than $2,000,000. However, Management's New Redeemable Preferred Equity was not discounted since the Partnership received the full $2,000,000 discount on the Varde Unsecured Note.
     Under the Varde Settlement Agreement, the Partnership owed approximately the same amount as it did prior to the settlement after factoring in the $2,000,000 discount on the Varde Unsecured Note; however, debt was converted into New Redeemable Preferred Equity, the distribution rates are substantially lower, the maturity dates were extended and the Partnership avoided having to further litigate the issues in dispute with Varde.
     For the years ended December 31, 2001 and 2000, the Partnership incurred legal fees and other expenses of $900,000 and $1,172,000 in connection with the dispute with Varde and $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000, respectively, related to the Bankruptcy.
     In connection with the Bankruptcy, several material proofs of claim were filed with the Bankruptcy Court that the Partnership disputed. The Partnership has resolved all of the material proof of claims with the exception of those filed by the former employees. As previously discussed (see Notes 1 and 12), the Bankruptcy Court decided that the Partnership owed the former employees something and is currently deciding how much. The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.


NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Two of the Partnership's major customers are the DESC and ChevronTexaco, Corp. ("Chevron"). Revenues from the DESC comprised 12.8%, 17.2% and 13.6% of total revenues from the Products Marketing Business in 2001, 2000 and 1999, respectively. Revenues from Chevron comprised 7.5%, 8.1% and 6.7% of total revenues from the Products Marketing Business in 2001, 2000 and 1999, respectively.
     At December 31, 2001 and 2000, the Partnership had $537,000 and $1,544,000, respectively, in receivables from the DESC and $971,000 and $303,000, respectively, in receivables from Chevron. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.

NOTE 7--RELATED PARTY TRANSACTIONS

     Prior to the Crude Gathering Sale, the Partnership had an agreement with Pride SGP to lease defined segments of the Crude Gathering System. As consideration for this lease, the Partnership agreed to perform all routine and emergency maintenance and repair operations to the pipelines. The value of such services was approximately $300,000 annually. In addition, the Partnership paid the taxes, insurance, and other costs. Rentals accruing to Pride SGP from the Partnership for the year ended December 31, 1999 totaled $300,000 for the lease of the pipeline and are included in income from discontinued operations in the statements of operations. For certain periods between August 1995 and December 1997, payments to Pride SGP were suspended pursuant to the terms of an amendment to the then existing credit agreement. Beginning January 1, 1999, rental payments to Pride SGP were suspended again. The lease agreement with Pride SGP was not entered into on an arm's-length basis. While Management was not able to determine whether the terms of the lease were comparable to those which could have been obtained by unaffiliated parties, Management believed such terms were fair and reasonable given the importance to the Partnership of the Hearne to Comyn pipeline segment which enabled the Partnership to gather and transport a greater supply of high quality crude oil for sale to other refiners.
     Pride SGP made two unsecured loans to the Partnership on March 26, 1993 and September 7, 1995 in the aggregate principal amount of $2,450,000 and required the Partnership to pay interest only during the term of such loans. The loans were used to fund working capital. Beginning the latter part of 1995, the Partnership ceased interest payments on the loans to Pride SGP in accordance with an amendment to the then existing credit agreement. On December 31, 1997, the two unsecured loans were converted into the E Preferred Units of $2,000,000 and the F Preferred Units of $450,000 (see Notes 1 and 8).
     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) the pipeline mentioned above, (b) interest payable to Pride SGP from the Partnership of $548,000, (c) rentals payable to Pride SGP from the Partnership of $2,146,000, (d) the E Preferred Units with a stated value of $2,000,000 held by Pride SGP, and (e) the F Preferred Units with a stated value of $450,000 held by Pride SGP for (y) $2,000,000 in cash and (z) the G Preferred Units with a stated value of $3,144,000 (see Notes 1, 5 and 9).
     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $66,000, $79,000 and $70,000 during 2001, 2000 and 1999, respectively.
     The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $42,000, $41,000 and $40,000 in 2001, 2000 and 1999,
respectively.
     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of management of the Managing General Partner were, until September 20, 2001, also members of the management of Pride SGP, which has a 0.1% general partner interest, $3,144,000 in G Preferred Units prior to April 3, 2002 ($514,000 in G Preferred Units as of April 3, 2002), and a 4.9% limited partner interest in the Partnership (see Notes 9 and 13). As a result of the Pride SGP Settlement Agreement, members of management of the Managing General Partner will eventually take over management of Pride SGP. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     As a result of the temporary restraining order imposed by the New York Court on September 7, 2000, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 4 and 5). The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently cancelled.
     On December 1, 2000, the Managing General Partner of the Partnership exercised a call option and purchased 930,000 Common Units of the Partnership for $251,000. The Managing General Partner of the Partnership paid $150,000 on July 25, 2000 to J-Hawk Corporation for the call option. In January, 2001, the Managing General Partner sold 95,000 of those Common Units to certain members of Management and distributed the remaining 835,000 Common Units it held to its shareholders.
     The Common Units underlying the call option were acquired by J-Hawk Corporation in a separate transaction that also closed on July 25, 2000. The Managing General Partner was paid a $50,000 finder's fee by the Seller.
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following: (i) $6,000,000 of the B Term Loan, (ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units, (v) C Preferred Units and (vi) D Preferred Units.
The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity for its one-third interest in the Remaining Debt and Redeemable Preferred Equity (see Notes 1, 5 and 8).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see Note 13). Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 ($2,526,000 of the G Preferred Units were subsequently distributed by Pride SGP to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP and were redeemed by the Partnership from the Departing Shareholders for $1,225,000)(see Notes 1 and 9). On March 18, 2002, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000. On April 3, 2002, the Partnership redeemed $2,526,000 of the G Preferred Units from the Departing Shareholders for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002.
     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership plans to sell the aircraft to the owners of the Managing General Partner and the Chief Financial Officer at the same price and then lease it back at a monthly rental of $18,000 over a term of seven years. In addition, the Partnership will be responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of seven years, the Partnership will have the option to continue leasing the aircraft or purchasing it for $1,300,000. The planned sale and lease is expected to be completed in April 2002.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Common Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

NOTE 8--REDEEMABLE PREFERRED EQUITY

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and Redeemable Preferred Equity effective as of January 1, 1998. As a result of the amendment, distributions on the Redeemable Preferred Equity accumulated in arrears rather than being paid in kind. This reduced the amount of preferred equity on the balance sheet and also affected the tax treatment of the distributions to the Common Unitholders and holders of the Redeemable Preferred Equity.
     In conjunction with Varde's assumption of the Prior Bank Debt, Varde received $17,079,000 of Redeemable Preferred Equity, which included $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units (see Note 1). Management purchased a one-third interest in the Redeemable Preferred Equity effective December 31, 1997 (see Notes 1 and 7). As part of the Varde Settlement Agreement, Varde received cash and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity which was $6,326,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively as of November 21, 2001. At December 31, 2001, Management owned the balance of the Redeemable Preferred Equity which was $5,693,000 and included B Preferred Units, C Preferred Units and D Preferred Units of $3,107,000, $1,667,000 and $919,000,
respectively. At December 31, 2001, the B Preferred Units and C Preferred Units were convertible into 493,000 and 265,000 Common Units, respectively, or a total of 758,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.
     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 4) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 31, 2000 to June 30,
2001, the Partnership accrued interest expense at the Statutory Rate in the amount of $348,000 (see Note 4) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 to June 30, 2001. For the years ended December 31, 2001 and 2000, the Partnership accumulated arrearages of $2,806,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30,
2001) and $1,683,000, respectively, on the Redeemable Preferred Equity. At December 31, 2001, the Redeemable Preferred Equity owned by Management had total accumulated arrearages of $2,660,000. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity.
     As discussed (see Notes 1, 4, 5 and 7), the Debt and Redeemable Preferred Equity including accumulated arrearages which were owned by Management converted into the New Redeemable Preferred Equity of $11,500,000 on January 22, 2002.
     The Partnership also accumulated arrearages of $343,000 on the E Preferred Units and F Preferred Units owned by Pride SGP through the third quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership.

NOTE 9--PARTNERS' CAPITAL (DEFICIENCY)

     At December 31, 2001, Pride SGP held G Preferred Units with a stated value of $3,144,000. The G Preferred Units were subordinate to the B Preferred Units, C Preferred Units and D Preferred Units at December 31, 2001 (see Notes 1 and 8). On January 22, 2002, the C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units and D Preferred Units owned by Management were converted into the New Redeemable Preferred Equity (see Notes 1, 4, 5, 7 and 8). As previously discussed (see Notes 1 and 5), the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP or the Departing Shareholders of Pride SGP (see below) for $1,275,000. On March 18, 2002, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000. On April 3, 2002, the Partnership redeemed $2,526,000 of the G Preferred Units from the Departing Shareholders for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum.
     At December 31, 2001 and 2000, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of February 28, 2002, Pride SGP, Management and the public owned 250,000, 1,219,000 and 3,481,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     At December 31, 2001, $1,111,000 of the Subordinate Note A, $3,107,000 of the B Preferred Units and $1,667,000 of the C Preferred Units owned by Management were convertible into 934,000 Common Units. If Management converted all their securities into Common Units, the number of Common Units outstanding would have increased from 4,950,000 Common Units to 5,884,000 Common Units.
     At December 31, 2001, the Common Units ranked behind debt, as well as the B Preferred Units, C Preferred Units, D Preferred Units and G Preferred Units. Beginning January 22, 2002, the Common Units rank behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.
     In accordance with the Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,600,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000 since those assets were no longer used in its business and to further increase working capital. The gain from the sale of those assets for tax purposes is estimated to be $3,100,000 of which 98% will be allocated to Common Unitholders before any basis adjustment attributable to specific Common Unitholders. Common Unitholders who purchased Common Units after July of 2000 do not have any basis in these assets based on the trading price of the Common Units after such date. Therefore, those Common Unitholders will be allocated gain from the sale of those assets of $5,400,000. Such gain will be allocated to those Common Unitholders who held Common Units on January 31, 2002.
     As a result of the Partnership paying Varde $11,000,000 on January 22, 2002, Varde will be allocated $3,454,000 of gross income, thus decreasing the amount of gross income allocable to Common Unitholders by 98% of that amount. The reduction in gross income allocated to Common Unitholders will be based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     Common Unitholders will also be allocated 98% of a loss of $2,100,000 on a loan to a subsidiary that is now considered worthless. The deduction will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     The above allocations are in addition to the 98% of taxable income that will be allocated to Common Unitholders from normal operations for the taxable year ended December 31, 2002 adjusted for basis adjustment attributable to specific Common Unitholders. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.

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

                                      Officers/
                                      Employees  Directors    Total
                                      ---------  ---------  ---------
                                       --------   --------   --------
     Outstanding at December 31, 1997
       and 1998                         299,996     70,000    369,996
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (22,348)         -    (22,348)
                                        --------  --------   --------
     Outstanding at December 31, 1999   277,648     70,000    347,648
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (70,044)         -    (70,044)
                                       --------   --------   --------
     Outstanding at December 31, 2000   207,604     70,000    277,604
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (47,604)         -    (47,604)
                                       --------   --------   --------
     Outstanding at December 31, 2001   160,000     70,000    230,000
                                       ========   ========   ========


     On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 Rights at an exercise price of $3.75 per unit. Because the fair market value of the Rights did not exceed the exercise price at December 9, 1996, no compensation was accrued. Effective December 31, 1997, the number of Rights was increased to 299,996, reallocated among four officers and eleven employees and the exercise price was reduced to $1.94 per unit. The Rights of the eleven employees were terminated in 1999, 2000 and 2001 thus reducing the total outstanding Rights to the officers and employees to 160,000 at December 31, 2001. A one-time award of 70,000 Rights was made in 1996 to five non-employee directors at an exercise price of $3.75 which fully vested on December 31, 1998. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.
     The Rights fully vested on December 31, 1998; however, none have been exercised. Rights exercisable under the plan were 230,000, 277,604 and 347,648 at December 31, 2001, 2000 and 1999, respectively.
Since the fair market value of the Rights did not exceed the exercise price at the grant date nor at the repricing date, no compensation expense has been accrued in accordance with APB 25.
     The weighted average fair value of the Rights granted is approximately $1.40 per Right and the pro forma effect (as required by Statement 123) is not material to the operations of the Partnership.


NOTE 11--DISCONTINUED OPERATIONS

     On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Accordingly, the operating results of the Crude Gathering System have been segregated from the continuing operations and are reported as discontinued operations. Since August 1, 1999 was the measurement date for computing gain (loss) on disposal, discontinued operations for the year ended December 31, 1999 are based on operations through July 31, 1999. Interest expense, except for interest on the note assumed by Sun, and general corporate administrative expenses were not allocated to the discontinued operations. However, interest expense related to continuing operations declined since $15,000,000 of the proceeds were used to reduce the A Term Loan (see Notes 1 and 4).
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
     Revenues for the Crude Gathering System were $241,483,000 for the first nine months of 1999. Under the terms of the asset sale, the Partnership retained receivables of $13,669,000, other payables excluding suspense liability of $20,410,000, and crude suspense liability of $10,935,000 as of the disposal date of October 1, 1999.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years. Because such liabilities take years to be resolved and paid, an estimate has been made of the amounts expected to be paid during the next year and such amounts have been included in current liabilities with the remainder included in long-term liabilities. At December 31, 2001 and 2000, long-term liabilities included $8,680,000 and $8,484,000, respectively, related to crude suspense liabilities.
     In accordance with the Bankruptcy rules, a significant portion of this debt will be cancelled in the first quarter of 2002 because the holders of such claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed (see Notes 1 and 9).
     At December 31, 2000, the assets and liabilities of the Crude Gathering System have been segregated from the continuing operations and are considered to be discontinued operations. As a result of the Bankruptcy, the liabilities of the discontinued operation are included in liabilities subject to compromise along with other prepetition liabilities of the continuing operations at December 31, 2001.
     Current liabilities subject to compromised at December 31, 2001 and net current liabilities of discontinued operations at December 31, 2000 included the following components (in thousands) from the Crude Gathering System:


                                              2001          2000
                                            --------      --------
     Accounts payable                       $    430           455
     Crude suspense liability                    361           460
     Accrued payroll and related benefits         70            77
     Accrued taxes                               (50)          (50)
                                            --------      --------
                                            $    811      $    942
                                            ========      ========

     Long-term liabilities subject to compromise at December 31, 2001 and net long-term liabilities of discontinued operations at December
31, 2000 included the following components (in thousands) from the Crude Gathering System:


                                              2001          2000
                                            --------      --------
     Other assets                           $      -      $    (38)
     Crude suspense liability                  8,680         8,484
                                            --------      --------
                                            $  8,680      $  8,446
                                            ========      ========

NOTE 12--BANKRUPTCY

     As previously mentioned (see Note 1 and 5), on January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. As previously discussed, the filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see Notes 1 and 8). Varde was claiming a $17,621,000 Transaction Fee and the rights to certain securities it had assigned to Management effective December 31, 1997 (see Notes 1, 5 and 7). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001. The Bankruptcy Court issued the Initial Ruling on September 4, 2001 (see Note 5).
     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the December 31, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may have arisen or may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts such as the claims of the former employees (see below).
Claims secured by the Partnership's assets ("Secured Claims") also were stayed, although the holders of such claims had the right to move the Bankruptcy Court for relief from the stay. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.
     At December 31, 2001, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $7,707,000 and liabilities of the Crude Gathering System (discontinued operations) of $861,000, whereas long-term liabilities subject to compromise included $7,000,000 of liabilities from the Products Marketing Business (continuing operations) and $8,680,000 of liabilities from the Crude Gathering System (discontinued operations) (see Notes 1 and 11).
     The Partnership paid or incurred $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000 in bankruptcy related expenses for the years ended December 31, 2001 and 2000.
     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court.
     On September 24, 2001, the Partnership and the Managing General Partner filed their proposed First Amended and Restated Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and First Amended and Restated Joint Disclosure Statement with the Bankruptcy Court to reflect the Bankruptcy Court's Initial Ruling.
     As a result of the Varde Settlement Agreement, the Partnership and Managing General Partner filed their proposed Second Amended and Restated Joint Plan of Reorganization and Second Amended and Restated Joint Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization on November 9, 2001.
     A hearing before the Bankruptcy Court was held on November 15, 2001 to determine the adequacy of the disclosure in the Partnership's proposed Second Amended and Restated Joint Plan of Reorganization and Second Amended Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization. During the hearing, the Partnership agreed to certain modifications and incorporated those modifications into the Third Amended and Restated Joint Plan of Reorganization (as amended by modifications thereto filed Janaury 8, 2002 and January 11, 2002, repectively, the "Plan") and Third Amended and Restated Joint Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization (the "Disclosure Statement") dated November 19, 2001. The Plan and Disclosure Statement was mailed to the impaired creditors and equity holders and notice was given to all creditors.
     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan and certain agreed to modifications were made to the Plan. The Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants are shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim (see Note 1).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see Notes 1 and
13). Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 ($2,526,000 of the G Preferred Units were subsequently distributed by Pride SGP to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP and were redeemed by the Partnership from the Departing Shareholders for $1,225,000), Pride SGP agreed to vote in favor of the Plan and all parties agree to mutual releases (see Notes 1, 5, 7 and 9). On March 18, 2002, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000. On April 3, 2002, the Partnership redeemed $2,526,000 of the G Preferred Units from the Departing Shareholders for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. As a result of the acquisition of the interests in Pride SGP owned by the Departing Shareholders, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. On November 26, 2001, an adversary hearing was held by the Bankruptcy Court to determine whether to allow the proofs of claim. On December 21, 2001, the Bankruptcy Court issued its initial ruling and held that the Partnership owed the former employees some amount but did not specify how much was owed. The Bankruptcy Court requested that the parties attempt to settle their controversy based on its initial ruling.
Since the parties were unable to settle the case, the Bankruptcy Court held a hearing on February 28, 2002 to hear additional evidence on damages. The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.
     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those disputed claims are not expected to have a material effect on the Partnership.
     In accordance with the Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such claims did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate 98% of the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,600,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002 (see Note 9).
     Pride Marketing which is currently inactive is expected to be liquidated in the near future.
     Current liabilities subject to compromise at December 31, included the following components (in thousands):


                                                2001
                                              --------
   Continuing Operations:
     Subordinate Note A                       $  1,111
     Allowed Unsecured Claim (Current)           4,000
     Accounts payable                            1,415
     Accrued liabilities                         1,181
   Discontinued Operations:
     Accounts payable                              430
     Crude suspense liability                      361
     Accrued payroll and related benefits           70
                                              --------
                                              $  8,568
                                              ========


    Long-term liabilities subject to compromise at December 31, included the following components (in thousands):


                                                2001
                                              --------
   Continuing Operations:
     Allowed Unsecured Claim (Long-term)      $  7,000
   Discontinued Operations:
     Crude suspense liability                    8,680
                                              --------
                                              $ 15,680
                                              ========




NOTE 13--PLAN OF REORGANIZATION

     On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims are not disputed or who filed proofs of claim that are allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan. The following summary of the Plan is qualified in its entirety by reference to the Plan. Capitalized terms that are not defined herein shall have the meanings given them in the Plan.

     The Plan provides for the following treatment for the Allowed Claims and Allowed Interests of Creditors and Interest holders of the
Partnership:

     (i) Varde was deemed to have an Allowed Unsecured Claim against the Partnership in the amount of $11,000,000 (net of a $2,000,000 discount) that would be paid by the Partnership as follows: (1) $4,000,000 paid in cash on the Effective Date; and (2) the balance paid by delivery of the Varde Unsecured Note in the original principal amount of $9,000,000 (before the $2,000,000 discount). The Partnership paid Varde $11,000,000 on the Effective Date and as a result received the $2,000,000 discount on the Varde Unsecured Note.

    (ii) Certain Claims and Interests of Management are treated as follows:

          a. The Allowed Secured Claims of Management (which is referred to as the C Term Loan in the financial statements) against the Partnership were satisfied with a separate series of New Redeemable Preferred Equity with an aggregate $2,100,000 liquidation preference, which provides for cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 10 years.

          b. The Allowed Unsecured Claims of Management (which includes the Subordinate Note A and amounts due under indemnity agreements) against the Partnership was satisfied as follows: (i) the Partnership paid $388,000 to Management on January 22, 2002 for their Allowed Unsecured Claims arising under indemnity obligations of the Partnership, plus (ii) Management received New Redeemable Preferred Equity with an aggregate $1,100,000 liquidation preference, which provides for cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 10 years.

          c. The Allowed Existing Partnership Preferred Interests (which is referred to as the Redeemable Preferred Equity in the financial statements) of Management was satisfied by Management's receipt of New Redeemable Preferred Equity with an aggregate $8,300,000 liquidation preference, which provides cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 15 years. The New Redeemable Preferred Equity was subject to a $2,000,000 potential discount depending on when the Varde Unsecured Note was retired.
Since Varde was paid $11,000,000 on the Effective Date, the New Redeemable Preferred Equity owned by Management was not discounted.

   (iii)  Other Creditors are treated as follows:

          a. Allowed Administrative Expenses of the Partnership will be paid in full as soon as practical after the Effective Date, or after such expense is Allowed by the Court.

          b. Allowed Unsecured Priority Tax Claims of the Partnership will be paid in full on the later of (1) as soon as practicable after the Effective Date, (2) as soon as practicable after such Claim becomes an Allowed Claim, or (3) if the payment on the Claim is not due as of the Confirmation Date, when the payment is due in the ordinary course of the Partnership's business.

          c. Allowed Secured Tax Claims of the Partnership will be paid with interest at 8% per annum in the ordinary course of the respective Partnership's business as described more fully in the Plan. Creditors will retain any liens until the tax is paid.

          d. Allowed Non-Tax Priority Claims will be paid in full by the Partnership as soon as practical after the Effective Date or after such claim is Allowed, whichever is later.

          e. The Allowed Secured Claim of Fleet National Bank against the Partnership will be paid in full by the Partnership as soon as practical after the Effective Date or after such claim is allowed, whichever is earlier.

          f. Allowed Royalty Claims against the Partnership will be paid in full by the Partnership as due in the ordinary course of its business, on the later of the Effective Date or such date that the Claim becomes due in accord with the Texas Natural Resources Code (see
Note 11).

          g. Allowed General Unsecured Claims of the Partnership will be paid by the Partnership in full with 7.5% interest per annum from the Effective Date upon the later of six months after the Effective Date or when Allowed; however, if such claims are not disputed the Partnership plans on paying them earlier.

   (iv) Interest holders received the following treatment pursuant to the Plan:

          a.  The Managing General Partner retained its Allowed
Existing Partnership General Partnership Interest.

          b. At the Confirmation Hearing, the Partnership, the Managing General Partner and Management, on the one hand, and Pride SGP and certain of its shareholders (referred to herein as the "Departing Shareholders"), on the other hand entered into the Pride SGP Settlement Agreement. Messrs. Malone, Stephens and Caddell retained their interest in Pride SGP. All other shareholders of Pride SGP are Departing Shareholders (see Note 7). Under the Pride SGP Settlement Agreement, Pride SGP retained its Existing Partnership General Partnership Interest since the agreement was approved by the Bankruptcy Court.

          c. Pride SGP retained its Allowed Existing Partnership Subordinated Preferred Interests (which is referred to as the G Preferred Units in the financial statements) and such interest continues to be subordinated to the New Redeemable Preferred Equity. Pursuant to the SGP Settlement Agreement, however, the Plan was amended to provide for the following alternative treatment since certain Conditions Precedent were satisfied:

               i. The Partnership paid the Departing Shareholders of Pride SGP, who were holders of units of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units), $500,000 in cash on April 3, 2002 (the "First Payment"). On September 30, 2002, the Partnership will pay the Departing Shareholders an additional $725,000 (the "Second Payment"). (Collectively, the First Payment and Second Payment are referred to as the "Pride SGP Payments".) The Pride SGP Payments will be in full and final settlement and redemption of $2,526,000 (based on the stated value thereof) of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units) that were distributed by Pride SGP to the Departing Shareholders. The Pride SGP Payments will be made to Tommy Broyles as Trustee for the Departing Shareholders and he shall be responsible for allocating the Pride SGP Payments among the Departing Shareholders (see "Item 13. Certain Relationships and Related Transactions").

               ii. The Partnership paid Pride SGP $50,000 in cash on March 18, 2002 to redeem $104,000 (based on the stated value thereof) of the Existing Partnership Subordinated Interests (or G Preferred Units) held by Pride SGP.

          d. Allowed Existing Partnership Common Interests retained their Interests.

     As of the Confirmation Date, there were 4,950,000 Common Units outstanding. Holders of Allowed Existing Partnership Common Interests retained such interests, and such interests remained outstanding pursuant to the Plan. Also, as described above, existing Redeemable Preferred Equity owned by Management was cancelled and New Redeemable Preferred Equity was issued with respect thereto. In addition, Pride SGP retained its Existing Partnership Subordinated Preferred Interests (or G Preferred Units) and its Existing Partnership General Partnership Interest remained outstanding and certain of its Existing Partnership Subordinated Preferred Interests (or G Preferred Units) were redeemed pursuant to the Pride SGP Settlement Agreement.

     Under the Plan, the Partnership had proposed a reverse Common Unit split so that the number of Common Unitholders would be less than 300 and the Partnership could avoid the expenses of being a public company. Since the requisite number of Common Unitholders did not vote for the reverse Common Unit split, the Common Units that they own were unaffected by the Plan. All other voting classes in the bankruptcy voted in favor of the Plan.

(This page should be printed on 11" x 8.5" paper)

NOTE 14--QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                     Net income    Basic    Diluted
                              Operating     Net     (loss) after   Income    Income
                     Net       Income      Income     preferred    (Loss)    (Loss)
Quarter Ended      Revenues    (Loss)      (Loss)   distributions per Unit  per Unit
-------------      --------   ---------   --------  ------------- --------  --------
March 31, 2000       50,293        152     (1,080)     (1,532)     (0.30)    (0.30)
June 30, 2000        63,721        124     (1,050)     (1,512)     (0.30)    (0.30)
September 30, 2000   97,486     35,797     46,429      46,003       9.11      6.33
December 31, 2000    59,686         96       (890)     (1,233)     (0.25)    (0.25)
March 31, 2001       56,894        (59)      (334)       (796)     (0.16)    (0.16)
June 30, 2001        74,987      1,511        826         351       0.07      0.07
September 30, 2001   63,364      1,229      1,940         595       0.12      0.12
December 31, 2001    41,265       (329)    (1,012)     (1,536)     (0.30)    (0.30)


Net revenues, operating income (loss), and net income (loss) for the quarter ended September 30, 2000 includes $36,257,000, $36,257,000 and $48,646,000, respectively, as a result of the DESC Claim (see Notes 1 and 5).

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

4.3 Form of Depositary Receipt for Common Units of Pride Companies, L.P. (incorporated by reference to Exhibit
       4.5 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

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

10.4 Promissory Note between Pride SGP, Inc. ("Lender") and the Partnership ("Borrower") dated March 26, 1993 (incorporated by reference to Exhibit 10.14 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1992 (Commission File No. 1-10473)).

10.5 Amendment 2 to Pipeline Lease Agreement by and between the Partnership and Pride SGP, Inc. (incorporated by reference to Exhibit 10.16 of the Partnership's Annual Report on Form 10K for the fiscal year ended December 31, 1992 (Commission File No. 1-10473)).


10.6 Promissory Note between Pride SGP, Inc. ("Lender") and the Partnership ("Borrower") dated September 7, 1995 (incorporated by reference to Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1995 (Commission File No. 1-10473)).

10.7 Note Agreement dated August 13, 1996, among the Partnership ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors), and NationsBank of Texas, N.A. as Agent, and NationsBank of Texas, N.A. and Bank One Texas, N.A. as Lenders (incorporated by reference to
       Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1996 (Commission File No. 1-10473)).

10.8 Unit Appreciation Rights Plan (incorporated by reference to Exhibit 10.26 of the Partnership's Annual Report on
       Form 10-K for the fiscal year ended December 31, 1996
       (Commission File No. 1-10473)).

10.9 Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.29 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-10473)).

10.10 Seventh Amendment to the Fifth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit
       10.30 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-10473)).

10.11 Restructuring and Override Agreement, dated as of December 30, 1997, by and among Varde Partners, Inc., Pride Companies,
       L.P., Pride Refining, Inc., and Pride SGP, Inc. (Commission File No. 1-10473).

10.12 Certificates of Designation - Series B and Series C Cumulative Convertible Preferred Units of Pride Companies, L.P., pursuant to the Second Amended and Restated Agreement of Limited
       Partners, effective as of December 30, 1997 (Commission File
       No. 1-10473).

10.13 Revolving Credit and Term Loan Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as an Agent and as a Lender, Lehman Commercial Paper Inc., as a Lender and as Documentation Agent (Commission File No. 1-10473).

10.14 Guarantee and Security Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., Pride Borger, Inc. and BankBoston, N.A., as Agent. (Commission File No. 1-10473).

10.15 Intercreditor and Agency Agreement, dated as of December 30, 1997, among BankBoston, N.A., as Agent and Collateral Agent, Varde Partners, Inc., as Term Lender, and acknowledged and consented to by Pride Companies, L.P., as Company, and Pride SGP, Inc., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, and Pride Marketing of Texas (Cedar Wind), Inc., as Guarantors (Commission File No. 1-10473).

10.16 Pride SGP Subordination Agreement, dated December 30, 1997, among Pride Companies, L.P., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., as the Obligors, Pride SGP, Inc., and BankBoston, N.A., as Agent (Commission File No. 1-10473).

10.17 Varde Subordination Agreement, dated as of December 30, 1997, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Pride Borger, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., as Obligors, Varde Partners, Inc., and BankBoston, N.A., as Agent (Commission File No. 1-10473).

10.18 Equity Conversion Agreement, dated December 31, 1997, between Pride SGP, Inc., Pride Companies, L.P., and Varde Partners, Inc. (Commission File No. 1-10473).

10.19 Amendment No. 3 to Pipeline Lease Agreement, effective as of December 31, 1997, between Pride SGP, Inc. and Pride Companies, L.P.(Commission File No. 1-10473).

10.20 First Amendment to Sixth Restated and Amended Credit Agreement dated as of April 15, 1998, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit
       28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1998 (Commission File No. 1-10473)).

10.21 Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of April 15, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 28.2 on Form 10Q for the quarter ended June 30, 1998 (Commission File No. 1-10473)).

10.22 Waiver dated as of October 29, 1998 to the First Amendment to Sixth Restated and Amended Credit Agreement among Pride Companies, L.P. as borrower, Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc. and Pride Borger, Inc., as guarantors, and Varde Partners, Inc., as lender (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1998 (Commission
       File No. 1-10473)).

10.23 Waiver dated as of August 1, 1998 to the Revolving Credit and Term Loan Agreement dated December 30, 1997, as amended, among Pride Companies, L.P., as borrower, Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc. and Pride Marketing of Texas (Cedar Wind), Inc., BankBoston, N.A., as Agent, Lehman Commercial Paper, Inc., as Documentation Agent, and BankBoston, N.A., Lehman Commercial Paper Inc. and Union Bank of California, N.A. (incorporated by reference to
       Exhibit 28.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1998 (Commission File No. 1-10473)).

10.24 Second Amendment to the Sixth Restated and Amended Credit Agreement dated as of November 20, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.33 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.25 Third Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 1, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.34 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File
       No. 1-10473)).

10.26 Fourth Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 31, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.35 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.27 Fifth Amendment to the Sixth Restated and Amended Credit Agreement dated as of March 1999 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.36 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.28 Amendment No. 2 to the Revolving Credit and Term Loan Agreement, dated as of November 20, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.37 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File
       No. 1-10473)).

10.29 Amendment No. 3 to the Revolving Credit and Term Loan Agreement, dated as of December 31, 1998, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.38 of the Partnership's Annual Report on
       Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.30 Amendment No. 4 to the Revolving Credit and Term Loan Agreement, dated as of March 1999, among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.39 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.31 Amendment No. 5 to the Revolving Credit and Term Loan Agreement dated as of April 15, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as an Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending March 31, 1999 (Commission File No. 1-10473)).

10.32 The Sixth Amendment to the Sixth Restated and Amended Credit Agreement as of April 15, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30, 1999 (Commission File No. 1-10473)).

10.33 Amended and Restated Certificates of Designation of Series B, C, D, E and F Cumulative Convertible Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999 (incorporated by reference to Exhibit 10.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30 1999 (Commission File No. 1-10473)).

10.34 Purchase and Sale Agreement dated August 4, 1999 by and among Pride Companies, L.P. and Pride SGP, Inc., as Sellers, and Sun Pipe Line Services Co., as Buyer (incorporated by reference to
       Exhibit 10.3 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30, 1999 (Commission File No. 1-10473)).

10.35 Waiver and Consent dated as of October 1, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc., ("Lender") (incorporated by reference to
       Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending September 30, 1999 (Commission File No. 1-10473)).

10.36 Amendment No. 6 to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1999 among Pride Companies, L.P., Pride SGP, Inc., Pride Refining, Inc., Desulfur Partnership, Pride Borger, Inc., Pride Marketing of Texas (Cedar Wind), Inc., and BankBoston, N.A., as Agent and as a Lender, Lehman Brothers Commercial Paper, Inc. as a Lender and as a Documentation Agent (incorporated by reference to Exhibit
       10.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ending September 30, 1999 (Commission File No. 1-10473)).

10.37 Certificates of Designation of Series G Subordinate Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of October 1, 1999 (incorporated by reference to Exhibit 10.46 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-10473)).

10.38 Promissory Note dated September 18, 2000, between Pride Companies, L.P., as borrower, and Dave Caddell, in his individual capacity and as trustee for Brad Stephens, Wayne Malone, and George Percival, as lenders (incorporated by reference to Exhibit 10.47 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-10473)).

10.39 Compromise and Settlement Agreement executed October 18, 2001, by and among Varde Partners, Inc., Pride Companies, L.P. and Pride Refining, Inc. and Brad Stephens, Wayne Malone, Dave Caddell and George Percival (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-10473)).

10.40  Third Amended and Restated Debtors' Joint Plan of
       Reorganization, dated November 19, 2001; Modification to Third Amended and Restated Debtors' Joint Plan of
       Reorganization dated January 8, 2002; and Second
       Modification to Third Amended and Restated Debtors'
       Joint Plan of Reorganization dated January 11, 2002
       (incorporated by reference to Exhibit 2.1 of the Partnership's Current Report on Form 8-K dated January 11,
       2002 (Commission File No. 1-10473)).

10.41  Findings of Fact, Conclusions of Law and Order
       Confirming the Debtors' Third Amended and Restated
       Joint Plan of Reorganization dated January 11, 2002,
       (incorporated by reference to Exhibit 2.2 of the Partnership's Current Report on Form 8-K dated January 11,
       2002 (Commission File No. 1-10473)).

10.42 Certificate of Designation for Senior Preferred Units executed as of January 22, 2002.

10.43 Promissory Note dated January 22, 2002, in the principal amount of $9,000,000, executed by the Partnership and Pride Refining and payable to Varde Partners, Inc.

10.44 Settlement Agreement and Release of Claims executed January 8, 2002 by and among the Partnership, Brad Stephens, C. David Caddell, D. Wayne Malone George Percival, Pride SGP, Inc. and those persons identified as the "Departing SGP Shareholders" therein.

25.1 Power of Attorney (included on the signature page of this Report).

EXHIBIT 10.41


                IN THE UNITED STATES BANKRUPTCY COURT
                 FOR THE NORTHERN DISTRICT OF TEXAS
                          ABILENE DIVISION


In re:                         )(     Chapter 11
                               )(
PRIDE COMPANIES L.P., and      )(     Case No. 01-10041-RLJ-11
PRIDE REFINING, INC.           )(     Case No. 01-10043-RLJ-11
                               )(
Debtors.                       )(


           FINDINGS OF FACT, CONCLUSIONS OF LAW AND ORDER
         CONFIRMING THE DEBTORS' THIRD AMENDED AND RESTATED
              JOINT PLAN OF REORGANIZATION, AS AMENDED

     Pride Companies, L.P. ("Pride") and Pride Refining, Inc. ("Refining") (collectively, the "Debtors" or "Plan Proponents") have proposed for confirmation the Third Amended and Restated Debtors' Joint Plan of Reorganization, which they filed with the Court on November 19, 2001, as it has been modified by the modifications described below (the "Plan"). All capitalized terms, not otherwise defined herein, shall have the meanings ascribed to them in the Plan.

     On November 19, 2001, the Plan Proponents filed the Debtors' Third Amended and Restated Joint Disclosure Statement (the "Disclosure Statement"). After reviewing the Disclosure Statement and hearing any objections to it, the Court entered an order approving the Disclosure Statement and finding that it contained adequate information under
Section 1125 of the Bankruptcy Code (the "Disclosure Statement Order"). The Disclosure Statement Order was entered on November 20, 2001. The Disclosure Statement Order provided for the Plan solicitation material to be sent out by December 2, 2001; ballots to be due on January 4, 2002; objections to confirmation to be due on December 31, 2001; and the hearing on confirmation of the Plan (the "Confirmation Hearing") to commence on January 8, 2002.

     On January 8, 2002, the Debtors filed their Modification to Third Amended and Restated Debtors' Joint Plan of Reorganization (the "First Modification").

     The Court commenced and completed the Confirmation Hearing on January 8, 2002.

     At the Confirmation Hearing, the Debtors announced an additional modification to the Plan on the record, which modification was to effectuate a settlement reached between and among the Debtors and Management (Brad Stephens, Dave Caddell, Wayne Malone, and George Percival), on the one hand, and Pride SGP and certain parties referred to herein as the Departing Shareholders, on the other.<F1> Based on the settlement, Pride SGP and the Departing Shareholders, withdrew their objection to the Plan and, to the extent they voted against the Plan, changed their vote(s) to one in favor of the Plan. The Debtors announced to the Court at the Confirmation Hearing that they would file a Second Modification setting forth the terms of the modification, which they did on January 9, 2002. Together the First Modification and Second Modification are referred to as the "Modifications".

<F1>   The Departing Shareholders include (a) Bradley A. Morris,
       Individually and as Trustee for the Sue Morris Trust and the Gregory B. Adams Separate Share Trust; (b) John D. Morris, Individually and as Trustee for the Jimmy Morris, Jr. Separate Share Trust, Marilyn McClung Trust, Melinda Jean Morris Trust A, and the Melinda J. Morris Separate Share Trust; (c) Jimmy R. Morris, Jr., Individually and as Trustee for John D. Morris Separate Share Trust; (d) Tommy M. Broyles; (e) Carole A. Malone; (f) Mike Dunigan, Individually and as Trustee for the JMD 1977 Trust; (g) Paul Lenker, as Trustee for the DDP-JMD Trust and the JMD 1977 Trust; (h) R.J. Schumacher; and (i) Andrew C. Rector as Trustee for the 1981 Rector Irrevocable Insurance Trust.

     Having conducted the Confirmation Hearing, reviewed the evidence, objections to confirmation, and arguments of counsel, THE COURT HEREBY FINDS AS FOLLOWS:

     1. Debtor Pride Companies, L.P. filed its petition on January 17, 2001 and Debtor Pride Refining, Inc. filed its Chapter 11 bankruptcy petition on January 18, 2001.

     2. The Plan, Disclosure Statement, Ballots and other appropriate material were transmitted to holders of Claims and Interests in accordance with the Disclosure Statement Order.

     3. Notice of the Confirmation Hearing was adequate; holders of Claims and Interests have received adequate notice and an opportunity to be heard and were accorded due process in the adjudication of the issues presented by confirmation of the Plan;
acceptances of the Plan were solicited in accordance with Section 1125 of the Bankruptcy Code and other applicable Bankruptcy Code provisions.

     4. The following classes of Creditors and Interest holders have voted to accept, or are deemed to have accepted, the Plan:

            Partnership         Class 1       Accepted
            Partnership         Class 2       Deemed Accepted
            Partnership         Class 3       Accepted
            Partnership         Class 4       Deemed Accepted
            Partnership         Class 5       Accepted
            Partnership         Class 6       Accepted
            Partnership         Class 7       Deemed Accepted
            Partnership         Class 8       Accepted
            Partnership         Class 9       Deemed Accepted
            Partnership         Class 10      Accepted
            Partnership         Class 11      Accepted
            Partnership         Class 12      Deemed Accepted



            Refining            Class 1       Deemed Accepted
            Refining            Class 2       Deemed Accepted
            Refining            Class 3       Accepted
            Refining            Class 4       Accepted
            Refining            Class 5       Accepted

     5.     Partnership Class 13 (Existing Partnership Common
Interests) has voted to reject the Plan. The effect of the rejection by Class 13 means that Pride will not proceed with the reverse stock split proposed in the Plan. Rather, the holders of Existing
Partnership Common Interests shall retain their Interests, such that they are unimpaired and are deemed to have accepted the Plan.

     6.     Pursuant to Section 1124 of the Bankruptcy Code,
Partnership Classes 1, 3, 5, 6, 8, 10 and 11 and Pride Refining
Classes 3, 4 and 5 are impaired and have accepted the Plan pursuant to Sections 1126 and 1129(a)(8) of the Bankruptcy Code.

     7. Debtors have operated their businesses, and formulated and filed the Plan, obtained approval of the Disclosure Statement, and sought confirmation of the Plan all in good faith.

     8. The classification of claims contained in the Plan is appropriate under Section 1122 of the Bankruptcy Code.

     9. The Plan complies with Section 1123 of the Bankruptcy Code in that (a) the Plan provides adequate means for its implementation,
(b) to the extent applicable, the Debtors' charters do not permit issuance of non-voting securities, and (c) the Debtors have made adequate disclosures of their post-Effective Date officers and directors and any compensation promised to be paid to them.

     10. The solicitation materials which the Plan Proponents sent pursuant to the Disclosure Statement Order contained adequate information in accordance with Section 1125 of the Bankruptcy Code and were otherwise appropriate.

     11. The Plan complies with the applicable provisions of the Bankruptcy Code as required by Section 1129(a)(1) thereof.

     12. The Plan Proponents have complied with the applicable provisions of the Bankruptcy Code as required by Section 1129(a)(2) thereof.

     13.     The Plan has been proposed in good faith by the Plan
Proponents and not by any means forbidden by law in compliance with
Section 1129(a)(3) of the Bankruptcy Code.

     14. The Plan offers the highest implied value for the Debtors' assets and is a plan that is both (i) feasible and (ii) has substantial Creditor support.

     15. Each Plan Proponent has solicited acceptances of the Plan in good faith and in compliance with all applicable provisions of the Bankruptcy Code, including Section 1125(e). They have participated in good faith and in compliance with the applicable provisions of the Bankruptcy Code in the offer, issuance, sale and purchase of any securities offered, issued or sold under the Plan, and the Court thus finds they are not liable for violation of any applicable law, rule or regulation governing the solicitation of acceptance or rejection of the Plan or the offer, issuance, sale or purchase of any securities in connection with the Plan.

     16. Any payment made or to be made by the Debtors, or by a person issuing securities or acquiring property under the Plan, for services or for costs and expenses in or in connection with these Bankruptcy Cases, or in connection with the Plan and incident to these Bankruptcy Cases has been approved by, or is subject to the approval of, the Court as reasonable as required by Section 1129(a)(4) of the Bankruptcy Code.

     17.     At the Confirmation Hearing, the Debtors complied with
Section 1129(a)(5) by disclosing the identity and affiliations of each of the individuals proposed to serve, after the Effective Date of the Plan, as directors and officers of the Reorganized Debtors. The continuance or appointment of such individuals to such offices is consistent with the interests of Creditors and Interest holders and with public policy. The Debtors have also disclosed the identity of any insider that will be employed or retained by the Reorganized Debtors, and the nature of any compensation for such insider that is being approved by Court (in the Plan or otherwise), as well as compensation which has been negotiated for any post-Effective Date officers and directors. Any compensation for officers of the Reorganized Debtors proposed by the Plan has been fully disclosed.

     18. The Plan does not provide for any rate changes requiring the approval of a governmental regulatory commission as contemplated by Section 1129(a)(6) of the Bankruptcy Code.

     19. With respect to each Impaired Class of Allowed Claims or Interests under the Plan, each holder of an Allowed Claim or Interest of such Class (i) has duly and timely accepted the Plan, or (ii) will receive or retain under the Plan on account of such Claim or Interest property of a value, as of the Effective Date, that is not less than the amount that such holder would receive or retain if the Debtors were liquidated under Chapter 7 of the Bankruptcy Code as provided by
Section 1129(a)(7) of the Bankruptcy Code.

     20. With respect to each Class of Allowed Claims and Allowed Interests under the Plan, each Class has accepted the Plan or is not impaired under the Plan, as required by Section 1129(a)(8) of the Bankruptcy Code.

     21. Except to the extent that the holder of a particular Claim has agreed to a different treatment of such Claim (including, without limitation, such agreements relating to certain claims incurred in the ordinary course of the Debtors' businesses), the Plan provides, as required by Section 1129(a)(9) of the Bankruptcy Code, that

          a. with respect to an Allowed Administrative Expense of a kind specified in Section 507(a)(1) of the Bankruptcy Code, on the Effective Date, the holder of such Claim will receive on account of such Claim cash equal to the Allowed amount of such Claim as required by Section 1129(a)(9)(A) of the Bankruptcy Code;

          b. with respect to an Allowed Claim of a kind specified in Section 507(a)(3) or 507(a)(4) of the Bankruptcy Code, the holder of such Claim will receive cash on the Effective Date equal to the Allowed amount of such Claim as required by Section 1129(a)(9)(B) of the Bankruptcy Code; and

          c. with respect to an Allowed Claim of a kind specified in Section 507(a)(8) of the Bankruptcy Code (i.e., Priority Tax Claims) the holder of such Claim will receive on account of such Claim cash equal to the Allowed amount of such Claim on the Effective Date or when the payment is due in the ordinary course of the respective Debtor's business, which exceeds the requirement of Section 1129(1)(9)(C) of the Bankruptcy Code.

     22. The Plan provides for the payment of any Claim of a kind specified in Sections 507(a)(1), 507(a)(3), 507(a)(4) and 507(a)(8) of
the Bankruptcy Code (but which has not been Allowed as of the Effective Date of the Plan) to be paid as soon as practical after such claim is Allowed. The Court finds this provision to be an appropriate means of providing for the payment of Disputed Claims asserting such priority and which have not been Allowed as of the Effective Date.

     23. There do not exist any Claims against the Debtors of a kind specified in Sections 507(a)(5) or 507(a)(6) of the Bankruptcy Code, and Section 507(a)(2) and (7) of the Bankruptcy Code are not applicable in these Cases.

     24. Impaired Partnership Classes 1, 5 and 8 and Refining 3 and 5 have voted to accept the Plan, and the Court therefore finds that at least one impaired Class of Claims has accepted the Plan, which acceptance has been determined without including any acceptance of the Plan by any insider holding a Claim of such class as required by Section 1129(a)(10) of the Bankruptcy Code.

     25. The Plan meets the requirements of Section 1129(a)(11) because it is feasible and not likely to be followed by liquidation or the need for further financial reorganization. This finding is premised on, among other things, the following findings:

          a. All of the conditions to Confirmation set forth in the Plan have been met or waived;

          b. Plan Proponents have filed with the Court drafts of the implementing documents referred to in Section 6.2 of the Plan, and defined in the Plan as the Plan Documents, other than the Amended Partnership Agreement; the Debtors shall amend Pride's Partnership Agreement as necessary to incorporate and reflect the terms of the Plan;

          c. Debtors have established that they will have sufficient cash resources to satisfy all cash obligations due under the Plan on or as soon as practical after the Effective Date;

          d. Debtors have established that they should have sufficient liquidity to satisfy their obligations pursuant to the Plan;

          e. Debtors' projections of cash flow and liquidity over the first two years after the Effective Date are reasonable; and

          f. Debtors have established that they will have sufficient cash resources over the first two years after the
Effective Date to satisfy all cash obligations that they must pay under the Plan and still remain solvent and viable.

     26. Because the Reorganized Debtors will be able to satisfy all Allowed Administrative Expenses in the manner provided by the Plan, as well as any Disputed Administrative Expenses or other Disputed Claims that are ultimately Allowed, the Court finds that the Debtors need not deposit in a segregated account any amounts that may be required to pay Disputed Claims that may be allowed after the confirmation of the Plan.

     27. All fees payable under 28 U.S.C. Section 1930 have been paid, or the Plan provides for the payment of all such fees on the Effective Date as required by Section 1129(a)(12) of the Bankruptcy Code.

     28. The Plan provides for the continuation after the Effective Date of payment of all retiree benefits, as that term is defined in Section 1114 of the Bankruptcy Code, and that the Debtors' obligations under employee benefit plans shall survive Confirmation of the Plan, remain unaffected thereby, and not be discharged.
Accordingly, the Plan satisfies Section 1129(a)(13).

     29. All documents necessary to implement the Plan, including without limitation, the Plan Documents, and all other documents useful to consummation of the Plan shall, upon execution, be valid, binding and enforceable.

     30. After the Effective Date, the Reorganized Debtors shall continue to engage in their businesses and the Plan does not provide for the liquidation of all or substantially all of the property of the Debtors' estates.

     31. The Debtors have made a careful review of their executory contracts and unexpired leases, and it is a reasonable exercise of the Debtors' business judgment for them to assume all such executory contracts and unexpired leases. With regard to the Fleet Lease Agreement with Associates Fleet Services, a Division of Associates Leasing, Inc. (the "Associates Agreement"), however, the Debtors reserve all rights to oppose the proof of claim filed by Associates and all defenses and objections to that claim and the Agreement.

     32. The Modifications do not adversely change the treatment of the Claim of any Creditor or the Interest of any holder of an Interest under the Plan.

     33. The Modifications are deemed to be accepted by all Creditors and Interest holders who have previously accepted the Plan, pursuant to Fed.R.Bankr.P. 3019.

     34. The Modifications comply with the requirements of Section 1127 of the Bankruptcy Code and do not require further disclosure or materially alter the treatment of Creditors or Interest holders so as to require additional solicitation.

     Therefore, THIS COURT HEREBY CONCLUDES, as a matter of law, that:

     1.     This is a core proceeding within the meaning of 28 U.S.C.
Section 157.

     2.     As to all Classes, the Plan complies with all elements of
Section 1129(a) of the Bankruptcy Code and is confirmable.

     3. Findings of Fact may be considered Conclusions of Law, and vice versa, as appropriate.

     Now, upon the motion of the Debtors and after due deliberation, the Court hereby ORDERS, ADJUDGES AND DECREES that:

     1. The Findings and Conclusions of this Court set forth above shall constitute Findings of Fact and Conclusions of Law pursuant to Bankruptcy Rule 7052, made applicable to this matter by Bankruptcy Rule 9014.

     2. To the extent that any provision designated herein as a Finding of Fact is more properly characterized as a Conclusion of Law, it is adopted as such. To the extent that any provision designated herein as a Conclusion of Law is more properly characterized as a Finding of Fact, it is adopted as such.

     3. The terms of the Plan and the Modifications are incorporated in this Order and shall be treated as a part hereof. The provisions of this Order are integrated with each other and are mutually dependent and not severable.

     4. The Plan, as modified by the Modifications, is confirmed in all respects pursuant to Section 1129 of the Bankruptcy Code.

     5.     The record of the Confirmation Hearing is closed.


     6. In accordance with the Plan and Section 1141 of the Bankruptcy Code, and except as otherwise specifically provided herein, in the Plan, or in the Plan Documents, the consideration distributed under the Plan shall be in exchange for and in complete satisfaction, discharge, release, and termination of, all Claims of any nature whatsoever against any Debtor or any of its assets or properties and all Interests in the Debtors; and, except as otherwise specifically provided herein, in the Plan or in the Plan Documents, upon the Effective Date (i) each Debtor shall be discharged and released pursuant to Section 1141(d)(1)(A) of the Bankruptcy Code from any and all Claims, including but not limited to demands and liabilities that arose before the Effective Date, and all debts of the kind specified in Section 502(g), 502(h) or 502(i) of the Bankruptcy Code, whether or not (a) a proof of claim based upon such debt is filed or deemed filed under Section 501 of the Bankruptcy Code, (b) a Claim based upon such debt is allowed under Section 502 of the Bankruptcy Code, or (c) the holder of a Claim based upon such debt has accepted the Plan; and (ii) the Interests to be cancelled pursuant to the Plan shall be terminated pursuant to 11 U.S.C. Section 1141(d)(1)(B) of the Bankruptcy Code.

     7. The Interests to be cancelled pursuant to the Plan are cancelled and extinguished on the Effective Date.

     8. In accordance with Section 1141 of the Bankruptcy Code, the Plan and its provisions shall be binding upon the Debtors and their successors and any other entity created pursuant to the Plan, any Person or entity issuing securities under the Plan, any Person or entity acquiring or receiving property under the Plan, any lessor or lessee of property to or from the Debtors, and any holder of a Claim against the Debtors or an Interest in the Debtors.

     9. On the Effective Date, the transfers of assets by the Debtors contemplated by the Plan will be legal, valid, binding and effective transfers of property and will vest in the respective transferee good title to such property, free and clear of all liens, Claims and encumbrances, except as otherwise specifically provided for herein, in the Plan, or in the Plan Documents.

     10. In accordance with Section 1141 of the Bankruptcy Code, any property transferred or otherwise dealt with in the Plan (whether by transfer to third party or revesting in the Debtors) shall be free and clear of all Claims against the Debtors and Interests in the Debtors, except those specifically provided herein, in the Plan, or in the Plan Documents, and all such property of the Debtors' estates (as defined in Section 541 of the Bankruptcy Code or other applicable law) that the Plan provides to revest in the Reorganized Debtors shall so vest on the Effective Date free of any such Claims and Interests.

     11. On the Effective Date, as to every discharged debt, Claim and Interest, the holder of such Claim or Interest is permanently enjoined and precluded from asserting against the Reorganized Debtors, or against their assets or properties or any transferee thereof, any such Claim or Interest based upon any document, instrument, act, omission, transaction or other activity of any kind or nature that occurred prior to the Effective Date, except as expressly set forth herein, in the Plan, or the Plan Documents.

     12. In accordance with Section 524 of the Bankruptcy Code, this Order:

          (i) voids any judgment at any time obtained, to the extent that such judgment is a determination of the personal liability of the Debtors with respect to any debt of, Claim or Interest discharged hereby; and

          (ii) operates as an injunction against the commencement or continuation of an action, the employment of process, or an act, to collect, recover or offset any such debt, Claim or Interest as a personal liability of the Debtors or the Reorganized Debtors.

     13. Each of the Plan Documents is hereby approved in all respects in substantially the form filed with the Court. The Debtors are hereby authorized to make additional amendments to the Plan Documents necessary or appropriate to incorporate and reflect the terms of the Plan; provided, however, all such amendments are non-material and are wholly consistent with the terms of the Plan.

     14.     Upon execution and delivery of each of the Plan
Documents, such documents shall constitute, to the extent applicable, legal, valid and binding obligations of the Reorganized Debtors, enforceable against them in accordance with their respective terms.

     15. The Debtors are hereby authorized to amend Pride's Third Amended and Restated Agreement of Limited Partnership in such respects as Pride determines are necessary or appropriate to incorporate and reflect the terms of the Plan.

     16. In accordance with Section 1142 of the Bankruptcy Code, the Debtors, all parties in interest, and any other entity created or Person designated pursuant to the Plan or any Plan Document and their directors, officers, agents, attorneys and representatives, are authorized, empowered and directed to forthwith issue, execute, deliver, file and record any Plan Document or any other agreement, document, instrument or certificate referred to in or contemplated by the Plan or any Plan Document (collectively, the "Documents"), and to take any corporate or other action necessary, useful or appropriate to implement, effectuate and consummate the Plan and the Documents in accordance with their respective terms.

     17. Pursuant to Section 1142(b) of the Bankruptcy Code, all Persons holding Claims or Interests that are dealt with under the Plan and their directors, officers, agents, attorneys and representatives are directed to execute, deliver, file or record any document, and to take any and all actions necessary, useful or appropriate to implement, effectuate and consummate the Plan in accordance with its terms, and all such Persons shall be bound by the terms and provisions of all documents to be executed by them in connection with the Plan, whether or not such documents actually have been executed by such Persons.

     18. The Reorganized Debtors shall be, and hereby are, authorized and directed to enter into the Plan Documents, to execute and deliver each of the Plan Documents, to be dated as of the Effective Date, and to take such actions and perform such acts as may be necessary or appropriate to implement the Plan Documents. The Reorganized Debtors shall each be, and hereby is, authorized and directed to do or perform all acts, to make, execute and deliver all instruments, documents.

     19. Each and every federal, state, commonwealth, local or other governmental agency or department is hereby directed to accept any and all documents and instruments necessary, useful or appropriate to effectuate, implement or consummate the transactions contemplated by the Plan or the documents described in Section 6.2 of the Plan or this Order.

     20. From and after the Effective Date, the Reorganized Debtors may use, operate and deal with their respective assets, and may conduct and change their businesses, without any supervision by the Bankruptcy Court or the Office of the United States Trustee, and free of any restrictions imposed on the Debtors by the Bankruptcy Code or by the Court during these Bankruptcy Cases.

     21. Unless arising from an avoidance action, any new or amended proof of claim (except to the extent provided in Section 7.2 of the Plan) filed after the Confirmation Date shall be of no further force and effect, shall be deemed Disallowed in full and expunged without any action by the Debtors or Reorganized Debtors. All contested Claims shall be litigated until Final Order; provided, however, that the Reorganized Debtors shall have the authority, in their sole discretion to compromise and settle an objection to a Claim or Interest by written stipulation with Bankruptcy Court approval or to withdraw an objection so long as such compromise does not otherwise diminish the amounts to be distributed as required by the Plan.

     22. Applications for the allowance and payment of Administrative Expenses, other than Professional fees and expenses, must be filed on or before the twentieth (20th) day following the entry of the Confirmation Order.

     23. No Distribution under the Plan shall be required to be made on a Claim until such Claim becomes an Allowed Claim by Final Order. Once a Claim becomes an Allowed Claim, the holder thereof shall receive a Distribution from the next regularly scheduled Distribution for the relevant Class in which such an Allowed Claim is included.

     24. The Debtors, the Reorganized Debtors and all parties in interest herein are authorized, empowered and directed to issue all securities under the Plan.
     25. Pursuant to Section 1145(a)(1)(A) of the Bankruptcy Code, the issuance of the securities provided for in the Plan shall be exempt from the provisions of Section 5 of the Securities Act of 1933, as amended (15 U.S.C. Section 77(e), as amended) and any state or local law requiring registration for the offer or sale of a security or registration or licensing of an issuer of, underwriter of, or broker or dealer in, a security. All such securities so to be issued shall be freely transferable by the initial recipients thereof (i) except for any such securities held by an underwriter within the meaning of Section 1145(b) of the Bankruptcy Code that does not engage in "ordinary trading transactions" or is an issuer of such securities within the meaning of Section 2(11) under said Securities Act, and
(ii) subject to any restrictions contained in the terms of such securities themselves or in the Plan. For purposes of said Securities Act, the offers and sales of the such securities pursuant to the Plan shall not be considered part of or otherwise "integrated" with any offers or sales by any of the Debtors pursuant to any financing or other transaction consummated on or after the Effective Date. Upon the issuance of the securities issued in accordance with the Plan, such securities will have been authorized and validly issued, and will be fully paid and nonassessable.

     26. Each of the members of the Creditors' Committee and each of the Debtors (and each of their respective members, affiliates, agents, attorneys, advisors, and directors) shall not be liable at any time for violation of any applicable law, rule or regulation governing the solicitation of acceptance or rejection of the Plan or the offer, sale or purchase of the securities thereunder. All requirements of state, local and federal law, including, without limitation, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to the issuance of the rights have been duly complied with.

     27. The Reorganized Debtors are deemed the successors to the Debtors and have all the rights of a debtor under the Bankruptcy Code, including the right to assert all Causes of Action, including Causes of Action arising under Chapter 5 of the Bankruptcy Code.

     28. Pursuant to Section 1146(c) of the Bankruptcy Code, but subject to any stipulation between the Debtors and any taxing authority previously approved and so ordered by the Court, neither the issuance, distribution, transfer or exchange of a security under the Plan nor the revesting, transfer and sale of any real or personal property of the Debtors in accordance with the Plan shall subject the Reorganized Debtors (or transfer or other agents therefor) to any state or local sales, use, transfer, documentary, recording, gains or original issue tax.

     29. All distributions of cash, securities or other consideration required to be made pursuant to the Plan shall be made within such time as provided by the Plan and all such Distributions shall be timely and proper if mailed by regular mail, postage prepaid, on or before the Distribution dates set forth in the Plan in accordance with Section 7.6 of the Plan.
     30. The Debtors are authorized to assume all their executory contracts and unexpired leases; provided that the assumption of the Associates' Agreement is without prejudice to the Debtors' right to object to the proof of claim filed by Associates or without waiver of any of its rights or defenses as to that Agreement. All such assumptions shall occur on the Effective Date.

     31. In connection with the assumption of its agreement with Equiva Trading Company, as agent for Equilon Enterprises, L.L.C. ("Equiva"), the proof of claim filed by Equiva in the amount of $8,259,298.12, which Claim has already been paid in accord with a prior order of this Court, is deemed to be an Allowed Secured Claim.

     32. The TNRCC and the Debtors are authorized to agree to offset amounts they agree are owing to each other without further order of the Court.

     33. Unless withdrawn with prejudice, all objections to confirmation of the Plan (if any) are overruled and denied by this Court.

     34. Pursuant to Bankruptcy Rule 3020(c), within ten (10) days after entry of this Order, the Debtors shall serve notice of the entry of this Order as provided in Bankruptcy Rule 2002(f) to all Creditors, Interest holders and other parties in interest, to be sent by first-class mail, postage prepaid, except to such parties who may be served by hand or facsimile or overnight courier, which service is hereby authorized.

     35. Within 180 days after entry of this Order, or within such further time as this Court may allow, the Reorganized Debtors shall file with this Court a report which shall set forth the actions taken and the progress made towards the full and complete consummation of the Plan.

     36. In accordance with the Plan, the Creditors' Committee shall cease to exist after the Effective Date, or at such time as its functions under the Plan have been completed.

     37. Notwithstanding confirmation of the Plan, this Court retains jurisdiction over the Debtors' Bankruptcy Cases pursuant to and for the purposes set forth in (a) Sections 105(a) and 1127 of the Bankruptcy Code, (b) Article 12.1 of the Plan and (c) for such other purposes as may be necessary or useful to aid in the confirmation and consummation of the Plan and its implementation. This continuing jurisdiction shall include jurisdiction to consider the Motion for Order Authorizing (I) the Sale of Certain Assets Pursuant to 11 U.S.C.
Section 363 Free and Clear of Liens, Claims and Encumbrances; (II) Payment of Related Administrative Expenses, and (III) the Assumption and Assignment of Unexpired Executory Contracts.

     Signed January ______, 2002, Lubbock, Texas.


                           /s/ Honorable Robert L. Jones
                           HON. ROBERT L. JONES
                           UNITED STATES BANKRUPTCY JUDGE


APPROVED AS TO FORM ONLY:


/s/ David Weitman
David Weitman
HUGHES & LUCE, L.L.P.
1717 Main Street, Suite 2800
Dallas, Texas 75201
Telephone:  214/939-5427

and

David Langston
MULLIN, HOARD, BROWN, LANGSTON,
CARR, HUNT & JOY L.L.P.
1500 Broadway, Suite 700
P.O. Box 2585
Lubbock, Texas  79408-2585
Telephone:  806/765-7491

COUNSEL FOR VARDE PARTNERS

EXHIBIT 10.42

                         PRIDE COMPANIES, L.P.

                      CERTIFICATE OF DESIGNATION

                                  for

                        SENIOR PREFERRED UNITS

         Pursuant to the Third Amended and Restated Agreement
                        of Limited Partnership


     Pride Refining, Inc., a Texas corporation, as Managing General Partner of Pride Companies, L.P., a Delaware limited partnership (the "Partnership"), does hereby certify that, pursuant to authority contained in that certain Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 30, 1997 (as amended, restated or otherwise modified from time to time, the "Partnership Agreement") and the Plan, as confirmed by the Confirmation Order dated January 11, 2002 of the United States Bankruptcy Court for the Northern District of Texas, Abilene Division (the "Confirmation Order"), the Partnership has duly established two series of senior preferred limited partnership units having the respective designations, rights, powers, preferences, qualifications, limitations and restrictions set forth below:

Section 1. Number of Units and Designation. There is hereby established (a) a series of senior preferred limited partnership units of the Partnership with the designation "Series A Senior Preferred Units" (herein referred to as the "Series A Units"), which shall consist of a maximum of 8,300 units, and (b) a series of senior preferred limited partnership units of the Partnership with the designation "Series B Senior Preferred Units" (herein referred to as the "Series B Units"), which shall consist of a maximum of 3,200 units. Each of the Series A Units and the Series B Units shall have a stated value per unit of $1,000.00 (the "Stated Value"), and the Series A Units and Series B Units shall herein sometimes be referred to, collectively, as the "Senior Units".

Section 2. Rank. The Senior Units shall, with respect to distribution rights or rights upon any Liquidation (as defined hereinafter) or redemption, rank junior to any series or class of the Partnership's limited partnership units hereafter issued that is expressly designated as ranking senior to the Senior Units with respect to such rights (collectively, the "Senior Securities"). The Senior Units shall, with respect to distribution rights or rights upon any Liquidation or redemption, rank pari passu with any series or class of the Partnership's limited partnership units hereafter issued that is expressly designated as ranking pari passu with the Senior Units with respect to such rights (collectively, the "Parity Securities"). The Senior Units shall, with respect to distribution rights or rights upon any Liquidation or redemption, rank senior to the Partnership's common limited partnership units (the "Common Units") and any series or class of the Partnership's limited partnership units hereafter issued that is not expressly designated as Parity Securities or Senior Securities with respect to such rights (collectively, the "Junior Securities"). Except as expressly set forth herein, this Certificate of Designation for Senior Preferred Units (this "Certificate of Designation") shall not be construed to prohibit the Partnership from authorizing or issuing, in accordance with the Partnership Agreement, as the same may be amended and in effect from time to time, any classes or series of equity securities of the Partnership ranking senior to or pari passu with the Senior Units with respect to distribution rights or rights upon any Liquidation or redemption.

Section  3.  Distributions; Allocation of Income.

     (a) Subject to the rights of holders of any Senior Securities, the holders of Senior Units shall be entitled to receive, if, as and when declared by the Managing General Partner out of assets of the Partnership legally available therefor, cumulative, preferential distributions to be paid in cash, annually on January 15th of each year, beginning on January 15, 2003 (in each case, a "Distribution Payment Date"), on each Senior Unit held either (i) at a rate of seven and one-half percent (7.50%) per annum of the Stated Value thereof (the "Stated Rate") or (ii) if any Senior Units are not redeemed when they would be required to be redeemed pursuant to Section 5(b), (c), (g) or (h) hereof assuming the Partnership had sufficient legally available funds to redeem all outstanding Senior Units, then from the date such Senior Units would have been so required to be redeemed through the date such Senior Units are actually redeemed, at the rate of fifteen percent (15%) per annum (the "Default Rate"). In the event that any Distribution Payment Date shall fall on a date other than a Business Day, the applicable preferential distribution shall be payable on the next following Business Day. To the extent not paid on the Distribution Payment Date on which they are originally due, such preferential distributions shall thereafter accrue at the Default Rate and shall accumulate and compound (as described below) on each Senior Unit to and including the date on which such Senior Unit shall have been redeemed and the Redemption Price (as defined below) shall have been paid in full.

     (b) Distributions shall commence to accrue on the Senior Units and be cumulative from and after the Effective Date (as defined hereinafter). The amount of the preferential distribution payable on each Distribution Payment Date shall be determined by applying the Stated Rate or the Default Rate, as applicable, from and including the date immediately following the last previous Distribution Payment Date (or from and including the Effective Date, with respect to the first distribution period) to and including the Distribution Payment Date, on the basis of a year of 360 days.

     (c) Distributions payable on the Senior Units for any period of time less than a full annual distribution period shall be computed on the basis of actual days elapsed since the last preceding Distribution Payment Date, excluding the last preceding Distribution Payment Date and including the last day of such period, and on the basis of a year of 360 days.

     (d) To the extent that a preferential distribution is not paid on a Distribution Payment Date with respect to a Senior Unit, the amount with respect to which subsequent preferential distributions on such Senior Unit shall be calculated shall include such unpaid preferential distribution, and such unpaid preferential distributions, together with all additional deferred preferential distributions with respect thereto, shall be payable prior to any current preferential distributions or payments being made with respect to such Senior Unit. Nothing in this Section 3(d) shall give the Partnership any right not to pay any preferential distribution as and to the extent required by Section 3(a) above.

     (e) Distributions payable on each Distribution Payment Date shall be paid to record holders of the Senior Units as they appear on the books of the Partnership at the close of business on the tenth Business Day immediately preceding the applicable Distribution Payment Date. All distributions paid with respect to Senior Units pursuant to this Section 3 shall be declared and paid pro rata to all holders of the Senior Units outstanding as of the applicable record date.

     (f)     So long as any of the Senior Units remain outstanding:

                  (i) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment on or in respect of any Junior Securities, including, without limitation, distributions payable in cash or other property or in Units of any Junior Security or other securities of the Partnership. Distributions may be declared and paid on Junior Securities pursuant to the terms thereof to the extent that full cumulative distributions have been paid (or contemporaneously are declared and paid) in respect of each Senior Unit through and including the most recent Distribution Payment Date (including any Distribution Payment Date occurring on the date that any distributions are declared or paid in respect of such Junior Securities). The condition specified in the preceding sentence shall not be deemed to be satisfied if any Senior Unit scheduled to have been redeemed as of a certain date pursuant to Section 5(b) or Section 5(c)
            hereof has not been so redeemed by the Partnership.

                 (ii) No distribution, except as described in the next succeeding sentence, shall be declared or paid, or set apart for payment, on or in respect of any Parity Securities for any period unless full cumulative distributions on all outstanding Senior Units have been or contemporaneously are declared and paid for all distribution periods terminating on or prior to the date set for payment of such distribution on the Parity Securities. When distributions are not paid in full, as aforesaid, on the Senior Units and any Parity Securities, all distributions declared on such Parity Securities shall be declared and paid pro rata with the Senior Units so that the amounts of distributions per unit declared and paid on the Senior Units and such Parity Securities shall in all cases bear to each other the same ratio that unpaid cumulative distributions per unit on the Senior Units and on such Parity Securities bear to each other, and shall in all cases be paid to the same extent in cash, other assets and/or securities of the same class as the securities on which the respective distributions are being paid.

     For purposes of this Section 3(f), unless expressly stated otherwise herein, "distribution" shall include, without limitation, any distribution by the Partnership of cash, evidences of indebtedness, securities or other properties or assets of the Partnership, or of rights to purchase or otherwise acquire any of the foregoing, whether or not made out of profits, surplus or other funds of the Partnership legally available for the payment of distributions.

     (g) The holders of the Senior Units will be allocated an amount of gross income equal to the amount of any preferential distributions provided for in this Section 3 paid on the Senior Units prior to any allocation of income to the holders of Junior Securities.

Section 4. Liquidation Preference.

     (a) Subject to the rights of holders of any Senior Securities, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Partnership (each such event, a "Liquidation"), the holder of each Senior Unit then outstanding shall be entitled to be paid out of the assets of the Partnership available for distribution, before any payment or distribution of the assets of the Partnership (whether capital or surplus) shall be made to or set apart for the holders of any class or series of Junior Securities, an amount equal to the Stated Value of such Senior Unit plus an amount equal to the aggregate dollar amount of all unpaid preferential distributions on such Senior Unit through the date of final distribution (including a prorated distribution from the most recent Distribution Payment Date). No payment on account of any such Liquidation of the Partnership shall be made to the holders of any class or series of Parity Securities unless there shall be paid at the same time to the holders of the Senior Units proportionate amounts in cash determined ratably in proportion to the full amounts to which the holders of all outstanding Senior Units and the holders of all such outstanding Parity Securities are respectively entitled with respect to such distribution. For purposes of this Section 4, neither a consolidation or merger of the Partnership with one or more Persons, nor a sale, lease, exchange or transfer of all or any part of the Partnership's assets for cash, securities or other property shall be deemed to be a Liquidation.

     (b) Subject to the rights of the holders of any class or series of Parity Securities or Senior Securities, upon any Liquidation of the Partnership, after payment shall have been made in full to the holders of Senior Units, as provided in this Section 4, any class or series of Junior Securities shall, subject to the respective terms and provisions (if any) applicable thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Senior Units shall not be entitled to share therein.

     (c) In the event of a distribution pursuant to this Section 4, such distribution shall be paid in cash or, in the event that cash is not available for distribution, in securities and property. Whenever such distribution shall be in securities or property other than cash, the value of such securities or property other than cash shall be the fair market value of such securities or other property as determined by the Managing General Partner in good faith using any valuation method it determines is appropriate, and the market value so determined shall be final and binding upon all holders of limited partnership units of the Partnership.

     (d) Written notice of such Liquidation, stating a payment date, the amount of the liquidation payments, and the place where said liquidation payments shall be payable, shall be given by mail, postage prepaid, not less than 15 days prior to the date stated therein, to the holders of the Senior Units, such notice to be addressed to each such holder at its address as shown by the records of the Partnership.

Section 5. Redemption Rights.

     (a) Optional Redemption. The Partnership may, at the option of the Managing General Partner, redeem for cash at any time after the Effective Date all or any portion of the outstanding Senior Units at a redemption price per Senior Unit so redeemed equal to the Stated Value of such Senior Unit plus an amount equal to the aggregate dollar amount of all accrued and unpaid preferential distributions on such Senior Unit through the date of redemption (the "Redemption Price"). Any such redemption shall be made in the manner provided in Section 5(f), and solely from sources of funds legally available therefor. "Redemption Date" means the date fixed by the Managing General Partner for any redemption effected pursuant to this
             Section 5(a).

     (b) Series A Mandatory Redemption. The Partnership shall redeem, to the extent of funds legally available therefor, the Series A Units in fifteen (15) annual installments beginning on the first Business Day to occur on or after January 15, 2003 and continuing thereafter on the first Business Day to occur on or after each of the following fourteen anniversaries of January 15, 2003 (each a "Mandatory Redemption Date"). The number of Series A Units that the Partnership shall be required to redeem on any Mandatory Redemption Date shall be equal to the number of Series A Units that would result (as nearly as may be considering that no fractional Series A Units will be redeemed) in the Stated Value of the Series A Units so redeemed plus the amount of the preferential distributions payable on the Series A Units pursuant to
             Section 3 hereof on such Mandatory Redemption Date (or if such Mandatory Redemption Date does not fall on January 15, then on the preceding January 15), assuming such preferential distributions are determined based on the Stated Rate, equaling one-fifteenth of the total of (x) $8,300,000 (the aggregate Stated Value of the Series A Units) and (y) the aggregate amount of the preferential distributions payable on the Series A Units pursuant to
             Section 3 hereof through the Mandatory Redemption Date in 2017, assuming such preferential distributions are determined based on the Stated Rate (this provision is intended to result, in effect, in equal amortization of the Series A Units (based on the Stated Value thereof) and the preferential distributions payable thereon at the Stated Rate over the term that the Series A Units are scheduled to be outstanding). The Partnership shall effect such redemptions, in the manner provided in
             Section 5(f), by paying cash in the amount of the Redemption Price for each Series A Unit to be so redeemed.

     (c) Series B Mandatory Redemption. The Partnership shall redeem, to the extent of funds legally available therefor, the Series B Units in ten annual installments beginning on the first Mandatory Redemption Date and continuing thereafter on each of the following nine Mandatory Redemption Dates. The number of Series B Units that the Partnership shall be required to redeem on any Mandatory Redemption Date shall be equal to the number of Series B Units that would result (as nearly as may be considering that no fractional Series B Units will be redeemed) in the Stated Value of the Series B Units so redeemed plus the amount of the preferential distributions payable on the Series B Units pursuant to
             Section 3 hereof on such Mandatory Redemption Date (or if such Mandatory Redemption Date does not fall on January 15, then on the preceding January 15), assuming such preferential distributions are determined based on the Stated Rate, equaling 10% of the total of (x) $3,200,000 (the aggregate Stated Value of the Series B Units) and
             (y) the aggregate amount of the preferential distributions payable on the Series B Units pursuant to
             Section 3 hereof through the Mandatory Redemption Date in 2012, assuming such preferential distributions are determined based on the Stated Rate (this provision is intended to result, in effect, in equal amortization of the Series B Units (based on the Stated Value thereof) and the preferential distributions payable thereon at the Stated Rate over the term that the Series B Units are scheduled to be outstanding). The Partnership shall effect such redemptions, in the manner provided in
             Section 5(f), by paying cash in the amount of the Redemption Price for each Senior Unit to be so redeemed.

     (d) Partial Mandatory Redemption; Insufficient Funds. If there are insufficient legally available funds for redemption of the number of Senior Units that would be required to be redeemed pursuant Section 5(b) and Section 5(c) if adequate funds were legally available, the Partnership shall redeem such lesser number of Senior Units (on a pro rata basis as between Series A units and Series B Units) as may be redeemed using funds legally available therefor, and shall, thereafter, redeem all or part of the remainder of the Senior Units required to be redeemed under Section 5(b) and Section 5(c) as soon as the Partnership has sufficient funds that are legally available therefor; provided, however, that the Partnership shall not be required to redeem Senior Units more frequently than once each calendar quarter. If any redemption is delayed because of insufficient legally available funds, distributions shall continue to accrue on each Senior Unit outstanding, and shall be added to and become a part of the Redemption Price of such Senior Unit, until the Redemption Price, as so adjusted, for such Senior Unit is paid in full.

     (e)     Pro Rata Redemption.  Subject to the provisions of
             Section 5(d), any redemption effected pursuant to Section 5(a), 5(b) or 5(c) shall be made on a pro rata basis among the holders of Senior Units to be redeemed in proportion to the number of Senior Units to be redeemed then held by them; provided, however, that no fractional Senior Units shall be required to be redeemed and, therefore the Partnership may, in its reasonable discretion, round up or down the number of Senior Units to be redeemed from each holder.

     (f) Redemption Procedures. In connection with any redemption of Senior Units, at least 15 but no more than 45 days prior to the Redemption Date or Mandatory Redemption Date, as applicable, written notice (the "Redemption Notice") shall be sent by certified mail, return receipt requested, to each holder of record of the Senior Units at the post office address last shown on the records of the Partnership for such holder. The Redemption Notice shall state:

                  (i) whether all or less than all the outstanding Senior Units are to be redeemed and the total number of Senior Units (identified by Series) being redeemed;

                  (ii) the number of Senior Units (identified by Series) held by the holder that the Partnership intends to redeem;

                  (iii) the Redemption Date or Mandatory Redemption Date, as applicable, and the Redemption Price;

                  (iv) that the holder is to surrender to the Partnership, in the manner and at the place designated, the certificate or certificates representing the Senior Units to be redeemed (or, in the event that the Senior Units are held pursuant to book entry, that the holder is to provide written acknowledgment of the relinquishment of its interest in the Senior Units to be redeemed); and

                  (v) the place at which payment may be made. On or after the Redemption Date or Mandatory Redemption Date, as applicable, each holder of Senior Units to be redeemed shall surrender to the Partnership the certificate or certificates representing such Senior Units (or, as applicable, provide written acknowledgment of the relinquishment of its interest in the Senior Units to be redeemed), in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of each Senior Unit to be redeemed pursuant to such Redemption Notice shall be payable to the order of the Person whose name appears on such certificate or certificates (or, as applicable, in the books of the Partnership) as the owner thereof and each surrendered certificate shall be cancelled. In the event that less than all of the Senior Units represented by a certificate are redeemed, a new certificate shall be issued representing the unredeemed Senior Units.


     On or after the Redemption Date or Mandatory Redemption Date, as applicable, each holder of Senior Units to be redeemed shall surrender to the Partnership the certificate or certificates representing such Senior Units (or, as applicable, provide written acknowledgment of the relinquishment of its interest in the Senior Units to be redeemed), in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of each Senior Unit to be redeemed pursuant to such Redemption Notice shall be payable to the order of the person whose name appears on such certificate or certificates (or, as applicable, in the books of the Partnership) as the owner thereof and each surrendered certificate shall be cancelled. In the event that less than all of the Senior Units represented by a certificate are redeemed, a new certificate shall be issued representing the unredeemed Senior Units.

     From and after the Redemption Date or Mandatory Redemption Date, as applicable, unless there shall have been a default in payment of the Redemption Price in respect of any Senior Unit required to be redeemed, all rights of the holders of Senior Units designated for redemption in the Redemption Notice as holders of the Senior Unit (except the right to receive the Redemption Price in respect of each such Senior Unit without interest upon surrender of their certificate or certificates or, as applicable, upon providing their written acknowledgment of relinquishment) shall cease with respect to such Senior Units.

     (g) Redemption Upon Change of Control. Notwithstanding anything contained in this Section 5 to the contrary, in the event of a "Change of Control" (as defined below) the Partnership shall, not later than 20 days prior to the effective date of any such Change of Control, or immediately upon notification to the Partnership thereof, if later, give written notice thereof to each holder of Senior Units and, except to the extent that within 15 days after receipt of such notice, any holder or holders of Senior Units shall elect, by written notice to the Partnership, not to have any of its or their Senior Units redeemed, the Partnership shall redeem, to the extent of funds legally available therefor, all outstanding Senior Units (in the manner set forth in Section 5(f)) not later than the effective date of such Change of Control, or 30 days after notification of a Change of Control if later than the effective date thereof. If there are insufficient legally available funds for redemption of the number of Senior Units that would be required to be redeemed pursuant this Section 5(g) if adequate funds were legally available, the Partnership shall redeem such lesser number of Senior Units as may be redeemed using funds legally available therefor, and shall, thereafter, redeem all or part of the remainder of the Senior Units required to be redeemed under this Section 5(g) as soon as the Partnership has sufficient funds that are legally available therefore.

     "Change of Control" shall mean the occurrence of any event (including without limitation any merger or consolidation of the Partnership with or into another Person, any merger of any Person into another Person, any merger of another Person into the Partnership, or any other similar transaction) that results in either (i) in the case of any merger, consolidation or other similar transaction, a surviving entity other than the Partnership, (ii) a Person other than Pride Refining, Inc. becoming the Managing General Partner, or (iii) the removal of either Brad Stephens or D. Wayne Malone from his current positions of management (or positions of equivalent executory authority) of the Partnership (excepting only events of death, disability or voluntary resignation or leave of absence).

     (h) Redemption Upon Change in Financial Condition. Notwithstanding anything contained in this Section 5 to the contrary, in the event of a "Change in Financial Condition" (as defined below) the Partnership shall, not later than 45 days after the end of the month in which the Change in Financial Condition occurs, give written notice thereof to each holder of Senior Units and, except to the extent that within 15 days after receipt of such notice, any holder or holders of Senior Units shall elect, by written notice to the Partnership, not to have any of its or their Senior Units redeemed, the Partnership shall redeem, to the extent of funds legally available therefore, all outstanding senior units (in the manner set forth in Section 5(f)) not later than 70 days after the end of the month in which the Change in Financial Condition occurs. If there are insufficient legally available funds for redemption of the number of Senior Units that would be required to be redeemed pursuant to this Section 5(h) if adequate funds were legally available, the Partnership shall redeem such lesser number of Senior Units as may be redeemed using funds legally available therefor, and shall, thereafter, redeem all or part of the remainder of the Senior Units required to be redeemed under this Section 5(h) as soon as the Partnership has sufficient funds that are legally available therefor.

     "Change in Financial Condition" shall mean the occurrence of either of the following: (i) the working capital (as defined below) of the Partnership as of the end of any month after the Effective Date is less than the working capital of the Partnership as of the Effective Date (determined after giving effect to the payment, on or prior to the Effective Date, of $13 million to Varde Partners, Inc., a Delaware corporation, pursuant to Section 5.5 of the Plan) by an amount greater than or equal to five million dollars ($5,000,000) or
(ii) the net equity (as defined below) of the Partnership as of the end of any month after the Effective Date is less than the net equity of the Partnership as of the Effective Date by an amount greater than or equal to eight million dollars ($8,000,000). "Working capital" shall mean the amount determined by subtracting the Partnership's current liabilities from the Partnership's current assets (each determined in accordance with U.S. generally accepted accounting principles, as in effect from time to time, applied on a basis consistent with the calculation of the Partnership's working capital as of the Effective Date). "Net equity" shall mean the amount determined by subtracting the Partnership's total liabilities from the Partnership's total assets (each determined in accordance with U.S. generally accepted accounting principles, as in effect from time to time, applied on a basis consistent with the calculation of the Partnership's net equity as of the Effective Date).

Section 6. Voting.

     (a) Except as expressly set forth herein or in the Partnership Agreement or as required by applicable law, holders of Senior Units shall not have any right to vote on any question presented to the holders of voting securities of the Partnership.

     (b) So long as any Series A Units remain outstanding, the Partnership will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series A Units representing 51% or more of the aggregate Stated Value of the then outstanding Series A Units (i) amend, alter or rescind any of the provisions of the Partnership Agreement or this Certificate of Designation that prescribe the terms and conditions of the Series A Units or otherwise protect the rights of holders of the Series A Units, or (ii) create, authorize, issue or reissue any class or series of Senior Securities or Parity Securities, or any units of any such class or series, of the Partnership. For purposes of this Section 6(b), each holder of Series A Units shall be entitled to one vote per Unit. So long as any Series B Units remain outstanding, the Partnership will not, without the affirmative vote at a meeting, or by written consent with or without a meeting, of the holders of Series B Units representing 51% or more of the aggregate Stated Value of the then outstanding Series B Units (i) amend, alter or rescind any of the provisions of the Partnership Agreement or this Certificate of Designation that prescribe the terms and conditions of the Series B Units or otherwise protect the rights of holders of the Series B Units, or (ii) create, authorize, issue or reissue any class or series of Senior Securities or Parity Securities, or any units of any such class or series, of the Partnership. For purposes of this Section 6(b), each holder of Series B Units shall be entitled to one vote per Unit.

Section 7. Prohibitions on Issuance. All Senior Units repurchased, redeemed or otherwise acquired by the Partnership shall be retired and canceled and shall not be reissued, transferred on the books of the Partnership or be deemed outstanding for any purpose whatsoever. No authorized but unissued Senior Units shall be issued after the Effective Date.

Section 8. Obligations of Partnership Subject to Senior Credit Facility. Notwithstanding the foregoing Sections 3 and 5 to the contrary, the Partnership shall not be required to make any preferential distribution or to make any other payment to the holders of Senior Units with respect to the Senior Units (a) during the existence of any default or event of default under any agreement executed by the Partnership relating to a senior secured credit facility provided to the Partnership from time to time by any bank or other commercial lending institution (a "Senior Credit Facility"), or
(b) to the extent that such distribution or payment would, or with the passage of time would be reasonably likely to, cause either (i) a default or event of default to exist under any agreement executed by the Partnership relating to a Senior Credit Facility, (ii) otherwise cause the breach of any covenant of the Partnership set forth in any agreement relating to a Senior Credit Facility, or (iii) cause the termination of, or suspension of loans under, a Senior Credit Facility; provided, however, that nothing contained in this Section 8 shall in any way impair or otherwise affect the accumulation of preferential distributions described in Section 3(d) above.

Section 9. Definitions. In addition to the definitions set forth elsewhere herein, the following terms shall have the meanings indicated:

     "Business Day" means any day other than a Saturday, Sunday or a day on which commercial banks in Dallas, Texas are required or authorized to close.

     "Effective Date" means the first Business Day that is ten (10) days from and after the issuance of the Confirmation Order confirming the Plan; however, in the event a stay of such Confirmation Order is in effect on such date, the first Business Day following the date such stay is vacated.

     "Managing General Partner" means Pride Refining, Inc., a Texas corporation, or such other Person designated to serve as managing general partner of the Partnership pursuant to the Partnership
Agreement.

     "Person" means any individual, partnership, joint venture, corporation, limited liability company, trust, unincorporated organization, government or any department or agency thereof, or other entity.

     "Plan" means that certain Third Amended and Restated Debtors' Joint Plan of Reorganization dated November 19, 2001, proposed by the Partnership and its Managing General Partner in the bankruptcy proceeding styled In re Pride Companies, L.P., Case No. 01-10041-RLJ-11 before the U.S. Bankruptcy Court for the Northern Division of Texas, Abilene Division, as the same may be amended, supplemented, restated or otherwise modified from time to time thereafter, and all exhibits and schedules to the foregoing, as the same may be in effect at the time such reference becomes operative.

Section 10. Record Holders. The Partnership may deem and treat the record holder of any Senior Units as the true and lawful owner thereof for all purposes.

Section 11. Notices. Except as otherwise expressly provided herein, all notices required or permitted to be given hereunder shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered or certified mail, return receipt requested, with postage prepaid, addressed: (a) if to the Partnership, to the offices of the Managing General Partner at 1209 N. 4th, Abilene, Texas 79601 (Attention: Brad Stephens), fax no. (915) 676-8792, or other agent of the Partnership designated as permitted hereby; or (b) if to any holder of the Senior Units, to such holder at the address of such holder as listed in the record books of the Partnership, or to such other address as the Partnership or holder, as the case may be, shall have designated by notice similarly given.

Section 12. Successors and Transferees. The provisions applicable to Senior Units shall bind and inure to the benefit of and be enforceable by the Partnership, the respective successors to the Partnership and by any holder of Senior Units.

Section 13. Incorporation of Certificate of Designation into Partnership Agreement. Upon execution hereof, the Managing General Partner shall attach this Certificate of Designation to the Partnership Agreement as an annex, whereupon this Certificate of Designation shall be incorporated in and made a part of the Partnership Agreement pursuant to Section 4.2 of the Partnership Agreement.

     IN WITNESS WHEREOF, this Certificate has been executed by the Managing General Partner, on behalf of the Partnership, as of the 22nd day of January, 2002.


                           PRIDE COMPANIES, L.P.


                            By:  Pride Refining, Inc.,
                                 its Managing General Partner

                            By:     /s/ Dave Caddell
                            Name:   Dave Caddell
                            Title:  Vice President

EXHIBIT 10.43



                           PROMISSORY NOTE

$9,000,000.00                                  January 22, 2002


     FOR VALUE RECEIVED, Pride Companies, L.P., a Delaware limited partnership ("Pride"), and Pride Refining, Inc., a Texas corporation (the "Refining"; and together with Pride sometimes herein referred to, collectively, as the "Makers"), jointly and severally promise to pay to the order of Varde Partners, Inc., a Delaware corporation ("Lender"), and any subsequent holder of this Note (Lender and any subsequent holder being referred to herein, collectively, as the "Holder"), pursuant to the terms hereof, the principal sum of NINE MILLION AND NO/100 DOLLARS ($9,000,000.00), together with interest on the unpaid principal balance of this Promissory Note (this "Note") from time to time pursuant to the terms hereof.

     SECTION 1.  Principal and Interest.

   (a) Interest. Interest on the unpaid principal balance of this Note shall accrue (i) during the six-month period beginning on the date hereof (or if the date hereof is after March 31, 2002, then beginning on March 31, 2002) (such period being herein referred to as the "Initial Interest Period"), at the per annum rate of 7.5%; (ii) during the 18-month period beginning on the date immediately following the Initial Interest Period, at the per annum rate of 10.0%; and (iii) thereafter, at the per annum rate of 15.0%. Accrued interest on this Note shall be calculated on the basis of a 365-day year.

For purposes of this Note, the term "Plan" shall mean that certain Third Amended and Restated Debtors' Joint Plan of Reorganization, dated November 19, 2001, filed by Makers, in the bankruptcy proceedings styled In re: Pride Companies, L.P., and In re: Pride Refining, Inc., Debtors; Case Nos. 01-10041-RLJ-11 and 01-10043-RLJ-11 before the U.S. Bankruptcy Court for the Northern Division of Texas, Abilene Division (the "Bankruptcy Court"), together with the two modifications thereto as of the date hereof and as the same may be amended, supplemented, restated or otherwise modified from time to time hereafter, and all exhibits and schedules to the foregoing, as the same may be in effect at the time such reference becomes operative. The term "Effective Date" shall mean January 22, 2002.

   (b)  Payment of Principal and Interest.

            (i) All accrued and unpaid interest shall be due and payable on the first anniversary of the date hereof.

            (ii) A payment of principal and accrued and unpaid interest, equal to One Million Six Hundred Eighty-Six Thousand Nine Hundred Ninety-Six and 16/100 Dollars ($1,686,996.16), which is the amount of the annual payment necessary to fully amortize the principal balance of this Note together with interest thereon at the imputed per annum rate of 10.0%, as provided for herein, over the eight year period beginning on the first anniversary of the date hereof, shall be due and payable on the second anniversary of the date hereof.

            (iii) The entire outstanding principal balance of this Note and all accrued and unpaid interest thereon shall be due and payable on the third anniversary of the date hereof (the "Maturity Date").

            (iv) Notwithstanding anything to the contrary set forth in this Section 1(b), Makers shall be obligated to make one or more prepayments of the outstanding indebtedness hereunder (in any case, a "Mandatory Prepayment") in the event that either Maker consummates any sale of assets that either (a) includes any of the excess assets of either Maker comprising what is commonly referred to as the Carswell Pipeline (such assets being herein referred to as the "Pipeline Assets"), or (b) causes the aggregate net proceeds of all sales of Makers' assets (excluding proceeds attributable to any asset sold in the ordinary course of business, and any proceeds attributable to the sale of any Pipeline
            Asset) in any calendar year to exceed $500,000 (the extent of such excess for any calendar year being the "Excess Proceeds").

            Makers shall provide to Lender an accounting of the proceeds of any sale of assets with respect to which a Mandatory Prepayment is required, in reasonable detail, together with copies, if requested, of the documentation pertaining to such sales.

            The amount of any such Mandatory Prepayment shall equal
            (x) the net proceeds attributable to the sale of any Pipeline Asset or (y) the Excess Proceeds (calculated for the calendar year in which the applicable sale is consummated) from a sale of assets other than Pipeline Assets, as applicable, in each case resulting from the sale that gives rise to such Mandatory Prepayment. Each Mandatory Prepayment shall be due three Business Days (as hereinafter defined) following the receipt of cash with respect to the sale that gives rise to such Mandatory Prepayment. "Net proceeds" means, with respect to any sale giving rise to a Mandatory Prepayment, the gross cash receipts derived from such sale by Makers, less all reasonable costs and expenses incurred by Makers directly in connection therewith.

            Makers shall be entitled to a Prepayment Discount (as defined below) with respect to any such Mandatory
            Prepayment.

All payments hereunder shall be applied first to accrued and unpaid interest, and then to the reduction of the outstanding principal balance hereunder.

     SECTION 2. Prepayment Discount. Notwithstanding anything to the contrary in this Note, a prepayment discount (the "Prepayment Discount") in an amount not to exceed $2,000,000 of the outstanding principal amount hereof, plus all accrued but unpaid interest on the principal amount component of such Prepayment Discount, shall be applied in reduction of the indebtedness hereunder upon any prepayment of the indebtedness hereunder, provided that cash payments in satisfaction of all other amounts of outstanding indebtedness of Makers to Lender set forth in the Plan (collectively, the "Varde Indebtedness") have been made to Lender. The amount of the Prepayment Discount upon any prepayment in full of the indebtedness hereunder shall be equal to (i) the product of $1,852 multiplied by the number of days remaining until the Maturity Date as of the date of the prepayment in full, plus (ii) the interest accrued and unpaid on the amount calculated under the preceding clause (i). The Prepayment Discount upon any prepayment in part, but not in full, of the indebtedness under this Note shall be a pro rata portion of the Prepayment Discount derived from a prepayment in full. For the avoidance of doubt, if a Maker proffers payment of the entire indebtedness owing hereunder twenty (20) days before the Maturity Date, the outstanding principal balance hereunder would be discounted by an amount equal to the product of $1,852 multiplied by twenty (20), or $37,040, plus any accrued and unpaid interest on such $37,040. Further for the avoidance of doubt, if a Maker proffers payment of one-half (1/2) of the entire indebtedness owing hereunder twenty (20) days before the Maturity Date, the outstanding principal balance hereunder would be discounted by an amount equal to the product of $926 multiplied by twenty (20), or $18,520, plus any accrued and unpaid interest on such $18,520.

Makers shall be entitled to the Prepayment Discount set forth in this Section 2 regardless of the source of the prepayment, including, without limitation, any Mandatory Prepayment or any payment received prior to the Maturity Date and retained by Lender pursuant to the terms of that certain Subordination Agreement (the "Subordination Agreement"), dated on or about the Effective Date, among Lender and each of Brad Stephens, Wayne Malone, Dave Caddell or George Percival (collectively, "Management"), together with a separate agreement appearing as an Addendum thereto.

Makers shall have the right, at any time, to prepay, without any prepayment fee or penalty, all or part of the unpaid principal balance of this Note at any time during the term of this Note.

   Upon payment of any amount due hereunder, as a condition to such payment, the Holder shall execute and deliver to Makers appropriate receipts, releases and acknowledgments.

    SECTION 3. General Provisions as to Payment. Except as otherwise provided herein, Makers shall make all payments of the principal amount of, and interest accrued on, this Note in lawful money of the United States of America in immediately available funds by wire transfer to such account as the Holder may designate in writing from time to time, or by a certified or bank cashier's check delivered to Holder at 3600 West 80th Street, Suite 425, Minneapolis, Minnesota 55431. Whenever any payment of the principal amount of, or interest accrued on, this Note shall be due on a day that is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of the principal amount of this Note is extended by operation of law or otherwise, interest thereon shall be payable for such extended time. As used herein, the term "Business Day" shall mean any day other than a Saturday, Sunday or other day on which banks chartered under the laws of the State of Texas are authorized or required by law to close. Holder shall acknowledge the actual payment and the applicable related Prepayment Discount, if any, in writing to Makers not later than three Business Days after its receipt thereof, and shall mark the applicable portion paid on this Note.

    SECTION 4. Certain Covenants of Makers. For so long as any indebtedness hereunder remains outstanding, each Maker, on a joint and several basis, covenants as follows:

   (a) Pride and Refining shall keep, and cause each of its subsidiaries, if any, to keep, adequate records and books of account with respect to its business activities in which proper entries are made in accordance with GAAP reflecting all its financial transactions; and cause to be prepared and furnished to Holder as soon as available but not later than thirty (30) days after the end of each month hereafter, including the last month of Pride's fiscal year, unaudited interim financial statements of Pride and any subsidiaries thereof as of the end of such month as prepared by Pride in the ordinary course of business.

(b) Unless Holder shall have first consented thereto in writing, Pride shall not make any distributions or payments, either directly or indirectly, in respect of any of its common interests or general partnership interests.

(c) Unless Holder shall have first consented thereto in writing, no Maker shall create or suffer to exist any lien upon any property, income or profits of any Maker, whether now owned or hereafter acquired, except:

  (i) liens described in the Plan, consisting of liens securing Allowed Secured Tax Claims, the Allowed Secured Claim of Fleet National Bank, N.A., the Allowed Secured Claims of Management, and the Contingent Secured Claims of Wells Fargo Bank, N.A. and Equiva Trading Company, each of which is in the Pride case, and Allowed Secured Tax Claims and Allowed Guaranty Claims of Management, each of which is in the Refining case;

  (ii) any lien created to secure repayment of money borrowed if 100% of the net proceeds of such borrowing is concurrently applied to prepayment of indebtedness outstanding under this Note;

  (iii) liens for taxes not yet due or being contested in good faith and by appropriate proceedings and with respect to which adequate reserves are maintained on the books of the applicable
  Maker in accordance with GAAP;

  (iv) liens arising in the ordinary course of either Maker's business by operation of law or regulation, provided, however, that
  (a) the underlying obligations are not overdue for a period of more than 45 days, or (b) such liens are being contested in good faith and by appropriate proceedings and adequate reserves with respect thereto are maintained on the books of the applicable Maker in accordance with GAAP;

  (v) purchase money liens securing purchase money indebtedness incurred in the ordinary course of either Maker's business;

  (vi) liens in favor of the applicable lessor created pursuant to any capital lease or operating lease in the ordinary course of either Maker's business;

  (vii) easements, rights-of-way, zoning, similar restrictions and other similar encumbrances or title defects incurred in the ordinary course of either Maker, which are not material in amount, do not materially detract from the value of the property subject thereto, and do not materially interfere with the ordinary conduct of the business of either Maker;

  (viii) liens arising by operation of law in connection with judgments, which do not, in the aggregate, exceed $250,000;

  (ix) liens on the proceeds of any property subject to a lien permitted hereunder;

  (x) liens (including extensions and renewals thereof) on real or personal property, acquired after the date hereof ("New Property"); provided, however, that (a) such lien is created solely for the purpose of securing indebtedness incurred to finance the cost (including the cost of improvements or construction) of New Property subject thereto and such lien is created prior to or within six months after the later of the acquisition, the completion of construction, or the commencement of full operation of such New Property, (b) the principal amount of the indebtedness secured by such lien does not exceed 100% of such cost, including costs and fees related to the financing thereof, and (c) any such lien shall not extend to or cover any property or assets other than such item of New Property, any improvements on such New Property and any agreements relating directly to the operation of such New Property; and

  (xi) liens securing indebtedness the net proceeds of which are used exclusively to repay indebtedness of a Maker then secured by a lien permitted hereunder.

     SECTION 5.  Events of Default.   The occurrence of any one of
the following shall be an event of default under this Note ("Event of Default"): (a) any principal, interest or other amount of money due under this Note is not paid in full when due; (b) Pride shall fail to perform, observe or comply with any covenant set forth in Section 4(b) of this Note; (c) Makers shall fail to perform, observe or comply with any covenant set forth in Section 4(a) or 4(c) of this Note and the breach of such covenant is not cured to Holder's reasonable satisfaction within thirty (30) days after Makers' receipt of notice of such breach from Holder; (d) any principal, interest or other amount of money due on the debt or equity securities of the Makers are not made directly to Lender in accordance with the direction and consent of Management, to the extent required by and as set forth in the Subordination Agreement or in the Addendum thereto and the breach of such covenant is not cured to Holder's reasonable satisfaction within 30 days after Maker's receipt of notice of such breach from Holder; or (e) the Bankruptcy of either Maker occurring after the date hereof.

     The "Bankruptcy" of a person or entity shall be deemed to have occurred when the person or entity: (a) makes a general assignment for the benefit of creditors; (b) is declared insolvent in any state insolvency proceeding; (c) becomes the subject of an order for relief under Chapter 7 of the United States Bankruptcy Code, 11 U.S.C.
Section 101 et. seq., or successor statute (the "Bankruptcy Code");
(d) becomes a voluntary debtor in a case under Chapter 11 or 13 of the Bankruptcy Code; (e) becomes an involuntary debtor in a case under any of Chapters 7, 11, or 13 of the Bankruptcy Code and fails to achieve a dismissal of the case within 60 days; or (f) consents to or is subjected to the appointment of a trustee, receiver or liquidator with respect to all or substantially all of the person's or entity's properties, and, where such appointment was contested by the person or entity, there has been a failure to vacate such appointment within 60 days of appointment.

    Upon the occurrence of any Event of Default, the entire principal amount due and any accrued and unpaid interest due thereon under this Note, and any other liabilities of Makers hereunder, shall, at the option of the Holder, become immediately due and payable all without notice and without presentment, demand, protest, or notice of protest or dishonor, all of which are hereby expressly waived by Makers.

    If Makers shall fail to pay any portion of the principal amount of, or interest on, this Note when the same becomes due and payable, all unpaid amounts due under this Note, including principal and interest, shall thereafter bear interest at a rate of interest equal to the lesser of (i) fifteen percent (15%) per annum or (ii) the Maximum Rate (as defined in Section 9 below); provided, however, that the obligation to pay such interest is subject to the limitation contained in Section 9 below.

    SECTION 6.  Collection Costs, Attorneys' Fees.  If this
Note is placed in the hands of an attorney for collection after Makers' failure to perform as required in this Note, or if collection procedures are ever commenced by any means, including legal proceedings or through a probate or bankruptcy court, Makers agree to pay all of the Holder's reasonable costs of collection or attempted collection, including reasonable attorneys' fees.

     SECTION 7. Waiver by Makers. Except to the extent specifically provided in this Note, Makers waive demand, notice of intent to demand, presentment for payment, notice of nonpayment, protest, notice of protest, grace, notice of dishonor, notice of intent to accelerate maturity, notice of acceleration of maturity, and diligence in collection.

     SECTION 8. No Waiver by Holder. No delay on the part of the Holder in the exercise of any power or right under this Note shall operate as a waiver thereof, nor shall a single or partial exercise of power or right preclude other or further exercise thereof or exercise of any other power or right. The Holder's failure to exercise its option to accelerate upon any default shall not constitute a waiver of the right to exercise it in the event of any subsequent default.

     SECTION 9. Controlling Agreement. Makers and Holder intend that this Note comply with any applicable usury laws from time to time in effect. In furtherance thereof, Makers and Holder stipulate and agree that none of the terms and provisions contained in this Note shall be construed to create a contract to pay, as consideration for the use, forbearance or detention of money, interest at a rate in excess of the highest lawful rate under applicable law (the "Maximum Rate"). If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Holder's exercise of the option to accelerate the maturity of this Note, or if any prepayment by Makers results in Makers having paid any interest in excess of that permitted by law, then it is the express intent of Makers and Holder that all excess amounts theretofore collected by Holder be credited on the principal balance of this Note (or, if this Note has been paid in full, refunded to Makers), and the provisions of this Note immediately be deemed reformed and the amounts thereafter collectable hereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by Makers for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of Makers to Holder under this Note shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding.

     SECTION 10. Binding Effect. The covenants and obligations specified in this Note shall inure to the benefit of the Holder, its successors and assigns, and shall be binding upon Makers, their successors and assigns.

     SECTION 11. Severability. In case any of the provisions of this Note shall for any reason be held to be invalid, illegal or unenforceable, such invalidity, illegality or unenforceability shall not affect any other provision hereof and this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

     SECTION 12. Notices. All notices and other communications hereunder shall be in writing and shall be given by delivery in person, by registered or certified mail (return receipt requested and with postage prepaid thereon), by overnight mail or courier service, or by facsimile transmission to the parties at the following addresses (or at such other address as any party shall have furnished to the others in accordance with the terms of this Section 12):

   if to the Holder:

   Varde Partners, Inc.
   3600 West 80th Street
   Suite 425
   Minneapolis, Minnesota  55431
   Facsimile:  952-893-9613
   Attention:  Mr. Jason R. Spaeth, Vice President

   With a copy to (which shall not constitute notice):

   David Weitman, Esq.
   Hughes & Luce, L.L.P.
   1717 Main Street
   Suite 2800
   Dallas, Texas  75201
   Facsimile:  214-939-6100

   if to either Maker:
   c/o Pride Companies, L.P.
   1209 North Fourth Street
   Abilene, Texas  79601
   Attention:  Chief Executive Officer
   Facsimile:  (915) 677-1488

   with a copy to (which shall not constitute notice):

   Gardere Wynne Sewell LLP
   1601 Elm Street, Suite 3000
   Dallas, Texas  75201
   Attention:  Stephen A. McCartin, Esq.
   Facsimile:  (214) 999-4667

All notices and other communications hereunder that are addressed as provided in or pursuant to this Section 12 shall be deemed duly and validly given (a) if delivered in person, upon delivery, (b) if delivered by registered or certified mail (return receipt requested and with postage paid thereon), 72 hours after being placed in a depository of the United States mails, (c) if delivered by overnight courier service, upon delivery, and (d) if delivered by facsimile transmission, upon transmission thereof and receipt of the appropriate answer back. Makers and the Holder shall have the right to change their address for notice hereunder to any other location within the continental United States by the giving of ten days notice to the other party in the manner set forth hereinabove.

     SECTION 13. Attorneys' Fees in any Dispute. Except as otherwise expressly provided herein, each party hereto shall pay its own cost, expenses and attorneys' fees incurred in connection with the performance by such party of its covenants, agreements, duties and obligations hereunder; provided, however, that the losing party in any dispute hereunder shall be responsible for the reasonable attorneys' fees of each other party to such dispute.

     SECTION 14. Applicable Law. This Note shall be construed in accordance with the laws of the State of Texas and the laws of the United States applicable to transactions in Texas.

     SECTION 15. Jurisdiction. Makers and Holder (by its acceptance hereof) agree that the Bankruptcy Court shall have exclusive jurisdiction (unless it refuses to exercise jurisdiction) to resolve any disputes with respect to this Note, including, without limitation, any action or proceeding to enforce payment hereof, for a declaration of such person's rights or obligations hereunder or for any other judicial remedy in connection therewith, and all such proceedings shall be commenced in the Bankruptcy Court. If the Bankruptcy Court refuses to exercise jurisdiction with respect thereto, any such proceedings may be commenced or maintained either (i) in a court of competent jurisdiction of the State of Texas (with exclusive venue in Taylor County) or (ii) the United States District Court (with exclusive venue in the Northern District of Texas, Abilene Division).

     SECTION 16. FINAL AGREEMENT. THIS WRITTEN INSTRUMENT, AND THE OTHER WRITTEN INSTRUMENTS BEING EXECUTED OF EVEN DATE HEREWITH, REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


                       (Signature Page Follows)

        IN WITNESS WHEREOF, each Maker has caused this Promissory Note to be duly executed by its duly authorized officer as of the 22nd day of January, 2002.


                            PRIDE COMPANIES, L.P.,
                            a Delaware limited partnership

                            By:  Pride Refining, Inc.,
                            its managing general partner


                            By:  /s/ Brad Stephens
                            Name:   Brad Stephens
                            Title:  Chief Executive Officer


                            PRIDE REFINING, INC.,
                            a Texas corporation


                            By:  /s/ Brad Stephens
                            Name:   Brad Stephens
                            Title:  Chief Executive Officer

EXHIBIT 10.44

            SETTLEMENT AGREEMENT AND RELEASE OF CLAIMS

     This Settlement Agreement and Release of Claims (hereinafter referred to as the "Agreement") is entered into by Pride Companies, L.P. ("hereinafter referred to as "Pride"); Brad Stephens, C. David Caddell, D. Wayne Malone and George Percival ("hereinafter referred to collectively as "Management"); Pride SGP, Inc. (hereinafter referred to as "SGP"); and Bradley A. Morris, individually and as Trustee for the Sue Morris Trust and the Gregory B. Adams Separate Share Trust; John D. Morris, individually and as Trustee for the Melinda Jean Morris Trust A, the Marilyn McClung Trust, the Jimmy Morris, Jr. Separate Share Trust, and the Melinda J. Morris Separate Share Trust; Tommy M. Broyles; Jimmy R. Morris, Jr., individually and as trustee for the John D. Morris Separate Share Trust; Carole A. Malone; Mike Dunigan, individually and as Trustee for the JMD 1977 Trust; Paul Lenker, Trustee for the DDP-JMD Trust and the 1977 JMD Trust; Andrew
C. Rector, Trustee for the 1981 Rector Irrevocable Insurance Trust; and R.J. Schumacher (hereinafter referred to collectively as the "Departing SGP Shareholders"). The entities identified in this paragraph may hereinafter be referred to collectively as the "Parties".

                               AGREEMENT

     In order to compromise and settle disputes at issue between them, and in consideration of the mutual promises and agreements set forth herein, subject to the approval of the Bankruptcy Court in both the Pride Companies L. P./ Pride Refining Inc. and Pride SGP, Inc.
proceedings, the Parties agree as follows:

     1. Pride will amend its Plan of Reorganization ("Plan") to reflect alternative treatment as provided herein to SGP in the event it completes the actions required in paragraph 8 and within thirty days after the latter of the following occurs:(1) the Effective Date of the Pride Plan, (2) Bankruptcy Court approval of this Agreement in the SGP proceedings, and (3) the completion of the actions set forth in paragraph 8 below, Pride will pay $500 thousand in cash followed by an additional $725 thousand in cash within the six months following the first payment, in full and final settlement and redemption of $2.526 million of the $3.144 million Series G Preferred Units to the Departing Shareholders who are holders of such units, assuming all Departing Shareholders execute this Agreement, or such lesser amount as adjusted on a pro rata basis if not all Departing Shareholders execute this Agreement. Tommy Broyles shall serve as trustee for the Departing Shareholders, and all payments to Departing Shareholders may be made to Tommy Broyles, Trustee.

     2. Pride will amend its Plan to reflect that on the Effective Date of the Pride Plan and approval of this Agreement in the SGP bankruptcy proceedings, Pride will pay SGP $50,000 in cash to redeem $104,000 of the Series G Preferred Units currently held by SGP.

     3. The Departing SGP Shareholders shall concurrently with the payment of the $500 thousand described in paragraph 1 cause all attorney's fees, accountant's fees, and any other fees incurred by SGP following the change in management of SGP on September 12, 2001 to be fully paid, and all such creditors of SGP will acknowledge that full payment has been made. An amount necessary to satisfy all such fees shall be withheld from the $500 thousand payment described in paragraph 1, and escrowed, to be used for the payment of fees described in this paragraph 3. Escrow arrangements will be mutually acceptable to Tommy Broyles, Trustee and Pride.

     4. The Departing SGP Shareholders shall immediately, upon receipt of the $500,000 payment reflected in paragraph 1, restore the cash in SGP's bank accounts to the amount contained in the accounts prior to the change in management of SGP on September 12, 2001.

     5. SGP shall immediately refile in the bankruptcy court its request for authority to pay the income and franchise taxes owed by SGP, and shall pay such taxes upon court approval.

     6. SGP and the Departing SGP Shareholders shall exclusively support and vote in favor of the Plan, consistent with the terms herein and pursuant to the requirements of the Bankruptcy Code. Pride shall amend its Plan to incorporate alternative treatment to the current treatment in the event the actions required by paragraph 8 are completed which shall allow SGP to retain its general partner interest and incorporate the terms of this Agreement, as necessary.

     7. Pride SGP shall guarantee all debt obligations and Plan payments of Pride and shall indemnify Pride Refining, Inc. to pay all debts of Pride should Pride default on its obligations.

     8. Prior to the cash payment in settlement and redemption as set forth in paragraph 1 of this Agreement, the current management of SGP must have, with Bankruptcy court approval, redeemed the common stock equity interests in SGP of the Departing SGP Shareholders on a pro rata basis in exchange for the $2.526 million of the $3.144
million Series G Preferred Units.   This redemption will occur without
the consent, advice or participation by former management or Pride except as signatories to this Agreement or as is necessary for SGP
shareholders to effect the redemption.   If less than all of the
Departing Shareholders execute this Agreement, the $2.526 million shall be reduced proportionately.

     9. Following the actions set forth in paragraphs 3,4,5,6,7, and 8 herein, the directors and officers of SGP shall, move for and obtain either a dismissal of SGP's bankruptcy filing or a confirmed Plan of Reorganization incorporating the terms herein, and the directors and officers of SGP shall then resign from SGP.

     10. In consideration of the obligations as set forth in this Agreement, SGP and the Departing SGP Shareholders agree to release, acquit and forever discharge Pride, its officers, directors, employees, representatives, insurers, attorneys and agents, past, present and future, and its affiliated entities, predecessors and successors, past, present and future, from any and all claims or
causes of action.    It is intended that this Agreement discharge and
release all claims, known or unknown, suspected or unsuspected, which SGP and the Departing SGP Shareholders has, or may have had, against Pride and Management; however, nothing herein shall constitute a release of the obligations of the Parties as set forth in this Agreement, or any documents or pleadings executed or filed in connection therewith or otherwise contemplated thereby.

     11. In consideration of the obligations as set forth in this Agreement, Pride and Management agree to release, acquit and forever discharge the Departing SGP Shareholders and SGP, its officers, directors, employees, representatives, insurers, attorneys and agents, past, present and future, and its affiliated entities, predecessors and successors, past, present and future, from any and all claims or causes of action. It is intended that this Agreement discharge and release all claims, known or unknown, suspected or unsuspected, which Pride and Management has, or may have had, against SGP and the Departing SGP Shareholders; however, nothing herein shall constitute a release of the obligations of the Parties as set forth in this Agreement, or any documents or pleadings executed or filed in connection therewith or otherwise contemplated thereby.

     12. In entering into this Agreement, the Parties hereto acknowledge that they have read and understood each of the provisions of this Agreement, and that they have had the opportunity to consult with an attorney of their own choosing regarding the terms of this Agreement, and further that those terms are fully and voluntarily accepted.

     13. In the event any one or more of the provisions contained in this Agreement shall be determined by a court to be invalid or unenforceable in any respect, the determination shall not affect any other provision, and this Agreement shall be enforced as if the invalid provision did not exist.

     14. Each of the persons executing this Agreement, individually or on behalf of any other person or entity, specifically acknowledges, represents and warrants that he or she is specifically authorized to enter into this Agreement individually or on behalf of the persons or entities for whom he or she purports to have authority, and further, that no portion of any claim being released pursuant to this Agreement has been assigned or conveyed to any other person, party or entity, except as specifically set forth herein.

     15. The Bankruptcy Court shall have exclusive jurisdiction to resolve any disputes with respect to the subject matter hereof, and the Parties hereto expressly consent to same. The losing party in any dispute thereunder will be responsible for the reasonable attorneys' fees of the other party.

     17. The Agreement shall be binding upon and inure to the benefit of the Parties hereto and their respective successors, assigns, heirs and devisees, if any.

     18. It is understood and agreed that the Agreement may be executed in a number of identical counterparts or with detachable signature pages and shall constitute one agreement, binding upon all Parties thereto as if all Parties signed the same document.

     18. All Parties agree to cooperate fully and to execute any and all supplementary or additional documents and to take any additional action which may be necessary to give full force and effect to the basic terms and conditions of this Agreement.

     19. The Agreement embodies, merges, integrates, and supersedes all prior and current agreements and understandings of the Parties. No oral understandings, statements, promises or inducements contrary to the terms of the Agreement exist. The Agreement cannot be changed or terminated orally.

IN TESTIMONY OF THIS AGREEMENT, WITNESS THE SIGNATURES SET FORTH
BELOW.

PRIDE COMPANIES, L.P.
By: PRIDE REFINING, INC.

By: /s/ Brad Stephens
Its: CEO
Dated: 1/08/02


MANAGEMENT OF PRIDE COMPANIES, L.P.:

/s/ Brad Stephens
Brad Stephens
Dated: 1/08/02

/s/ D. Wayne Malone
D. Wayne Malone
Dated: 1/08/02

/s/ Dave Caddell
C. David Caddell
Dated: 1/08/02

/s/ George Percival
George Percival
Dated: 1/08/02



PRIDE SGP, INC.

By: /s/ Tommy Broyles
Its: President
Dated: 1/8/02

DEPARTING SGP SHAREHOLDERS:

/s/ Jimmy R. Morris, Jr.
Jimmy Morris, Jr.
Dated: 1/8/02

/s/ Bradley A. Morris
Bradley A. Morris, Individually and as
Trustee for the Sue Morris Trust and the
Gregory B. Adams Separate Share Trust
Dated:   1/8/02

/s/ John D. Morris
John D. Morris, Individually and as
Trustee for the Melinda Jean Morris Trust
A, the Marilyn McClung Trust, the Jimmy
Morris, Jr. Separate Share Trust and the
Melinda J. Morris Separate Share Trust
Dated: 1/8/02

/s/ Tommy Broyles
Tommy Broyles
Dated: 1/8/02

/s/ Mike Dunigan
Mike Dunigan, Individually and as Trustee
for the JMD 1977 Trust
Dated: 1/8/02

/s/ R. J. Schumacher
R.J. Schumacher
Dated: 1/8/02

/s/ Andrew C. Rector, Trustee
Andrew C. Rector, Trustee for the
1981 Rector Irrevocable Insurance Trust
Dated: 1/8/02

/s/ Carole A. Malone
Carole A. Malone
Dated: 1/15/02

/s/ Paul Lenker
Paul Lenker,  Trustee for the
DDP-JMD Trust and the JMD 1977
Trust
Dated: 1/8/02

/s/ Jimmy R. Morris, Jr.
Jimmy R. Morris, Jr., Trustee
for the John D. Morris Separate
Share Trust
Dated: 1/8/02