Form 10-K/A
period 2001-12-31
PRIDE COMPANIES LP
filed 2002-05-01
CIK 859636

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

     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000. See "Partnership Operations and Products - Products Marketing Business."

     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). See "Partnership Operations and Products - Crude Gathering System." Accordingly, the Crude Gathering System has been presented as discontinued operations for all periods herein.

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

     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units and D Preferred Units). Varde claimed that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity was due.

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

     In connection with the Bankruptcy, several material proofs of claim were filed with the Bankruptcy Court that the Partnership disputed. The Partnership has resolved all of the material proof of claims with the exception of those filed by the former employees. The Bankruptcy Court decided that the Partnership owed the former employees something and is currently deciding how much was owed (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.

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


<F1>
Prior to idling the Refinery on March 22, 1998, this data represents information for the Refinery, products pipelines and terminals.
<F2>
Discontinued operations for 1998, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.  Discontinued operations for 1999 included the reversal of a $1,197,000 lower of cost or market inventory adjustment since the market value of the crude oil was more than its carrying value.
<F3>
Refinery closure costs for the year ended December 31, 1997 includes a $40,000,000 noncash charge for impairment of fixed assets, $1,750,000 related to closure of the Refinery and related severance costs, and $367,000 related to the write-off of certain Refinery assets offset by $721,000 in accruals that were reversed as a result of the Refinery being idled.
<F4>
Since a portion of the debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the debt.  Interest expense in 1998, 1999 and 2000 reflects an accrual of $1,030,000,
$315,000 and reversal of an accrual of $1,345,000, respectively, which was based on the difference between the effective interest rates and the stated rates.
<F5>
Credit and loan fees include costs associated with the restructuring and refinancing of the Partnership of $613,000,
$1,325,000, $1,761,000 and $3,456,000 for 1997, 1998, 1999 and 2000, respectively, and legal fees associated with the Varde dispute of $1,172,000 and $900,000 for 2000 and 2001, respectively.
<F6>
Since cash distributions were not paid on the preferred equity, the preferred equity accrued distributions of $1,763,000,
$1,854,000, $1,683,000 and $2,806,000 for the years ended December 31, 1998, 1999, 2000 and 2001, respectively, which have been deducted in determining net income (loss) per Common Unit.  Included in the preferred equity accrued distributions for the years ended December 31, 1998 and 1999 were $196,000 and $147,000, respectively, related to the E Preferred Units and F
Preferred Units.  The accrued distributions on the E Preferred Units and F Preferred Units were cancelled in connection with the Crude Gathering Sale on October 1, 1999.  See "Item 7. Management's Discussion and Analysis of Financial Conditions and
Results of Operation - Factors and Trends Affecting Operating Results - Financial Resources and Liquidity."
<F7>
In 1997, 1998, 1999, 2000 and 2001, the calculations of diluted net income per Common Unit excluded 300,000, 300,000,
278,000, 208,000 and 160,000, respectively, officer and employee unit appreciation rights and 2,987,000, 3,027,000,
2,751,000, 0 and 934,000, respectively, units attributed to the convertible preferred equity and convertible debt because the effect would be antidilutive.  For 2000, 2,312,000 Common Unit equivalents related to the convertible preferred equity and convertible debt was included in the calculation of diluted net income per Common Unit.  The calculation for those five years also excluded 70,000 director unit appreciation rights because the plan states they will be settled for cash.
<F8>
At December 31, 1997, 1998, 1999, 2000 and 2001 current maturities were $1,938,000, $65,000, $25,799,000, $9,359,000 and
$7,166,000 (of which $5,111,000 was include in current liabilities subject to compromise), respectively.
<F9>
In connection with the Crude Gathering Sale, Pride SGP exchanged certain assets, receivables, and the E Preferred Units and F
Preferred Units for $2,000,000 and $3,144,000 G Preferred Units which are included in Partners' capital (deficiency) for the years ended December 31, 1999, 2000 and 2001.  See "Item 7. Management's Discussion and Analysis of Financial Conditions and
Results of Operation - Factors and Trends Affecting Operating Results - Financial Resources and Liquidity."
<F10>
Due to the Refinery being idled on March 22, 1998, the operating data in 1998 for the Products Marketing Business is for the period April 1, 1998 through December 31, 1998 and for the Refinery and Products System is for the period January 1, 1998 through March 31, 1998.
<F11>
The Crude Gathering System segment was sold on October 1, 1999.  Accordingly, the segment has been presented as discontinued
operations for all periods.
<F12>
On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the
Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act.  The total award was $61,521,000.  The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July
25, 2000 and paid total Legal Fees to the Partnership's attorneys of $5,908,000.  On August 24, 2000, the Partnership
received an additional $15,815,000 which was for the statutory interest on the judgment.  The Partnership paid Bonuses totaling $6,967,000 from the DESC Proceeds to Management.  The Partnership reported the $45,706,000 less Legal Fees of
$4,339,000 and Bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000.  The
Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000 in
other income for the year ended December 31, 2000.

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

     For the year ended December 31, 2001, interest expense decreased $1,466,000 as a result of retiring the Debt with the DESC Proceeds and the reversal of an accrual for interest expense of $862,000 on certain Debt and Redeemable Preferred Equity expected to be retired and redeemed with the Deposits. In addition, credit and loan fees declined $4,014,000 for the year ended December 31, 2001 primarily because the Partnership amortized and wrote-off $990,000 and $2,556,000, respectively, in deferred financing costs in 2000. This was partially offset by an increase in reorganization costs associated with the Bankruptcy of $1,294,000 for the year ended December 31, 2001 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definitions of Redeemable Preferred Equity and Deposits).

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

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments, payments out of the DESC Proceeds and payments under the Varde Settlement Agreement, Varde's interest in such Debt was completely paid off. As of December 31, 2001, Management held the remaining balance of the Series C Term Loan of $2,055,000 ("C Term Loan") and Series A Unsecured Loan of $1,111,000 ("Subordinate Note A"). As previously discussed, those two notes along with Management's one-third interest in the Redeemable Preferred Equity (see below) were converted into the New Redeemable Preferred Equity (see below) on January 22, 2002 (see "Item 3. Legal Proceedings").

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

        On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see below). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the years ended December 31, 2001 and 2000, the Deposits with the Texas Court accrued interest income of $646,000 and $391,000, respectively.

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

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of redeemable preferred equity ("Redeemable Preferred Equity") including $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units"). Management purchased a one-third interest in the Redeemable Preferred Equity effective December 31, 1997. As part of the Varde Settlement Agreement, Varde received cash and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity which was $6,326,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively, as of November 21, 2001. At December 31, 2001, Management owned the balance of the Redeemable Preferred Equity which was $5,693,000 and included B Preferred Units, C Preferred Units and D Preferred Units of $3,107,000, $1,667,000 and $919,000, respectively. At December 31,
2001, the B Preferred Units and C Preferred Units were convertible into 493,000 and 265,000 Common Units, respectively, or a total of 758,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.

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

          c. Pride SGP retained its Allowed Existing Partnership Subordinated Preferred Interests (which is referred to as the G Preferred Units in the financial statements) and such interest continues to be subordinated to the New Redeemable Preferred Equity. Pursuant to the SGP Settlement Agreement, however, the Plan was amended to provide for the following alternative treatment since certain Conditions Precedent were satisfied:

               i. The Partnership paid the Departing Shareholders of Pride SGP, who were holders of units of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units), $500,000 in cash on April 3, 2002 (the "First Payment"). On September 30, 2002, the Partnership will pay the Departing Shareholders an additional $725,000 (the "Second Payment"). (Collectively, the First Payment and Second Payment are referred to as the "Pride SGP Payments.") The Pride SGP Payments will be in full and final settlement and redemption of $2,526,000 (based on the stated value thereof) of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units) that were distributed by Pride SGP to the Departing Shareholders. The Pride SGP Payments will be made to Tommy Broyles as Trustee for the Departing Shareholders and he shall be responsible for allocating the Pride SGP Payments among the Departing Shareholders (see "Item 13. Certain Relationships and Related Transactions").

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

NOTE 4--DEBT AND CREDIT FACILITIES

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's Prior Bank Debt (see Note 1). In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston refinanced the Partnership's letter of credit facility and provided a new revolver facility (the "BankBoston Revolver") on December 31, 1997.
     At the request of BankBoston, the BankBoston Revolver was reduced to zero during the third quarter of 2000. At that time, the Partnership began banking with Wells Fargo Bank, N.A. ("Wells Fargo") and had Wells Fargo issue a letter of credit for $721,000 which is secured by a certificate of deposit (see Note 2).
     Under the Varde loan documents, the Partnership was required to make quarterly principal payments on the Series A Term Loan. In addition, the Varde loan documents provided for the following prepayments: (a) prepayments at the Partnership's option, (b) prepayments of excess cash flow, (c) prepayments of proceeds from the issuance of new securities, (d) prepayments from asset sales and (e) prepayments from proceeds of legal claims, which included DESC Proceeds (see Notes 1 and 5) (the "Prepayments"). On receipt of proceeds from legal claims, the loan documents required that the Partnership must first retire the A Term Loan which with accrued interest was $3,657,000 as of July 25, 2000 and pay $5,000,000 towards the B Term Loan which with accrued interest was $12,949,000 as of July 25, 2000. The amounts outstanding on the A Term Loan and B Term Loan shown above were before the three payments on July 25, 2000 and July 26, 2000 to Varde totaling $16,606,000 (the "Payments") from the DESC Proceeds. In addition, Varde also was entitled to receive one-third of the remaining DESC Proceeds after reduction for the $8,657,000 applied to the A Term Loan and B Term Loan mentioned above ("Varde One-Third"). However, as a result of the dispute with Varde (see Notes 1 and 5), the Partnership did not pay the entire amount of the Varde One-Third and instead deposited $16,360,000 with the Texas Court to cover the remaining Varde One-Third plus retire additional securities with a portion of the Partnership's two-thirds. The Partnership believed it was allowed to retain any remaining DESC Proceeds after the payment of the Varde One-Third; however, the Partnership planned on using a portion of the remaining proceeds to further reduce Debt and Redeemable Preferred Equity thereby reducing future interest expense and accumulated arrearages, respectively. Additionally, there was a dispute about whether the DESC Proceeds were also reduced by the legal fees paid to the Partnership's attorneys in calculating the Varde One-Third (see Note 5). Under the Varde credit agreement, the Partnership believed the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. Likewise, the Bankruptcy Court concluded in its Initial Ruling that the Varde One-Third must be so applied (see Note 5). Therefore, the Payments of $16,606,000 were applied against the A Term Loan and B Term Loan and those notes were considered to be retired in July of 2000.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the Crude Gathering Sale being applied to the A Term Loan, scheduled principal payments, payments out of the DESC Proceeds and payments under the Varde Settlement Agreement, Varde's interest in such Debt was completely paid off. As of December 31, 2001, Management held the remaining balance of the C Term Loan of $2,055,000 and Subordinate Note A of $1,111,000. As previously discussed, those two notes along with Management's one-third interest in the Redeemable Preferred Equity were converted into the New Redeemable Preferred Equity on January 22, 2002 (see Notes 1, 5, 7 8, and 13).
     Prior to the Bankruptcy Court's Initial Ruling, the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. The outstanding balance on the C Term Loan of $2,055,000 after payments to Varde under the Varde Settlement Agreement is included in the current portion of long-term debt, whereas the outstanding balance on the Subordinate Note A of $1,111,000 after payments to Varde under the Varde Settlement Agreement is included in current liabilities subject to compromise at December 31, 2001 (see Note 12). Prior to the Bankruptcy Court's Initial Ruling, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, the accrual was reversed in the third quarter of 2001 and the Partnership recorded paid in kind interest of $134,000 on the Subordinate Note A for the period August 23, 2000 to December 31, 2001 as a result of the Initial Ruling.
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see Notes 1 and 8). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the years ended December 31, 2001 and 2000, the Deposits with the Texas Court accrued interest income of $646,000 and $391,000, respectively.
     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears. Prior to the Payments and the Tender, the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which was subject to interest rates of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling. The Subordinate Note A was convertible into 176,000 Common Units as of December 31, 2001 and bore interest at prime plus one percent which was 4.75% at December 31, 2001.
     Because a portion of the Debt was subject to increasing rates of interest in 2000 and before, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense for the years ended December 31, 2000 and 1999 reflects the reversal of an accrual of $1,345,000 and an accrual of $315,000, respectively, which is based on the difference between the effective interest rates and the stated rates.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through December 31, 2001, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001 (see Notes 5 and 8). From November 22, 2001 through December 31, 2001, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management.
     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were originally due December 31, 2002. As previously mentioned, the Partnership was required to make quarterly principal payments on the A Term Loan as well as Prepayments under certain circumstances. Varde agreed to forego all regular principal payments in 1998 and 1999. However, the Partnership applied $15,000,000 of the cash proceeds from the Crude Gathering Sale to the A Term Loan on October 1, 1999, made a quarterly principal payment of $1,353,000 on the A Term Loan in the second quarter of 2000, and used $3,657,000 and $12,949,000 of the Payments to retire the A Term Loan and B Term Loan, respectively. On November 21, 2001, Varde received $12,000,000 and the Allowed Unsecured Claim for $11,000,000 (net of a $2,000,000 discount) from the Partnership under the Varde Settlement Agreement and retired Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity for financial purposes which was $4,110,000, $2,216,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively (see Notes 1, 5, 8 and 13). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise (see Note 13).
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     Prior to the sale of the remaining Refinery equipment and the Aledo Pipeline for $5,400,000 and the reduction in the Shell deposit of $4,000,000 (see Note 1), the Partnership believed it would need a new working capital facility once it was out of Bankruptcy. However, now the Partnership plans to wait to obtain a new working capital facility and hopefully obtain more favorable terms than are now available.
     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.
     The New York Court issued a temporary restraining order on September 7, 2000, which imposed restrictions on the Partnership's use of DESC Proceeds (see Note 5). Because of those constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 5 and 7). A note evidencing the Management Revolver was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding. The facility was subsequently cancelled.

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
                                 =======

     At December 31, 2001, Pride SGP held G Preferred Units with a stated value of $3,144,000 (see Note 9). The G Preferred Units were subordinate to the B Preferred Units, C Preferred Units and D Preferred Units at December 31, 2001 (see Notes 1 and 8). On January 22, 2002, the C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units and D Preferred Units owned by Management were converted into the New Redeemable Preferred Equity (see below). As discussed in Note 1, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership agreed to redeem $2,630,000 of the $3,144,000 G Preferred Units held by Pride SGP or the Departing Shareholders of Pride SGP for $1,275,000 (see Notes 1, 7, 9 and 13). The remaining $514,000 of G Preferred Units will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on any outstanding senior securities or (ii) 10% per annum.
     At December 31, 2001 and 2000, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of February 28, 2002, Pride SGP, Management and the public owned 250,000, 1,219,000 and 3,481,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.
     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at December 31, 2001. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.
     On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America, also referred to as the DESC (see Note 1), relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC Proceeds were $61,521,000 from which the Partnership paid Legal Fees of $5,908,000 and Bonuses of $6,967,000 (see Note 1). The DESC Proceeds less the Legal Fees and Bonuses were $48,646,000 ("DESC Income" or "Net DESC Proceeds").
     The Partnership used the Net DESC Proceeds for the Payments of $16,606,000 on the Varde Debt and the Deposits of $16,360,000 (see
Note 4). The total of the Payments and the Deposits is $32,966,000 (the "Disbursements"). The balance of the Net DESC Proceeds after the Disbursements was $15,680,000 and was used by the Partnership for working capital to the extent permitted under temporary injunctions issued by both the Texas Court and New York Court and subject to the supervision of the Bankruptcy Court (see below).
     Due to various layers of debt and the Partnership's preferred equity securities, and taking into consideration preferential calls on available cash contained in the Partnership's debt instruments and preferred equity securities instruments (including distributions paid in kind on debt and accumulated arrearages owed on Redeemable Preferred Equity), Legal Fees and payments under the Partnership's bonus plan, Common Unitholders were allocated income from the DESC Proceeds without a corresponding distribution of cash to offset the tax liability that arose from such income. The Partnership had originally estimated that the net taxable income from the DESC Proceeds that would be allocable to common unitholders would be approximately $41.0 million (or $8.28 per Common Unit). However, as a result of the dispute with Varde, the net taxable income actually allocated to Common Unitholders from the DESC Proceeds was $45,168,000 (or $9.12 per Common Unit). Before the dispute with Varde, the Partnership had planned on retiring the Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).
     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000.
     In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the Common Unitholders. Under that convention, Common Unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership also took the position that suspended losses would be available to Common Unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with that position. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. The Partnership suggested that Common Unitholders should consult with their own tax advisor regarding the use of suspended losses.
     Under the various loan documents with Varde, one-third of the remaining DESC Proceeds after certain payments on the A Term Loan and B Term Loan were required to be paid to Varde. The Partnership had planned on eventually retiring all of the Debt and Redeemable Preferred Equity with the DESC Proceeds after a replacement working capital facility was in place; however, after the Partnership made the Payments of $16,606,000 to Varde, Varde claimed for the first time that it was entitled to the Varde One-Third (see Note 4) as a transaction fee rather than being required to apply the Payments against the Debt and Redeemable Preferred Equity. The Partnership believed this position conflicted with the credit agreement between Varde and the Partnership in that it required that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity. However, Varde's position was that since another loan document executed at the same time as the credit agreement did not specifically require application of the Varde One-Third to the Debt and Redeemable Preferred Equity that the Varde One-Third should be treated as a transaction fee ("Transaction Fee"). The Bankruptcy Court's Initial Ruling found that the Varde One-Third must be applied to the Debt and Redeemable Preferred Equity.
     Additionally, Varde also argued that the term "proceeds" as used in the credit agreement was before the Legal Fees associated with the DESC Claim and, therefore, the amount of proceeds used to calculate the Varde One-Third should have been the $61,521,000 rather than the $55,613,000 (after Legal Fees of $5,908,000) that the Partnership believed was correct. The Bankruptcy Court's Initial Ruling found that the Varde One-Third should have been based on $55,613,000 which is after the Legal Fees.
     If Varde's interpretations of the loan documents had been correct, the Varde One-Third would have equaled $17,621,000 and Varde would have received such amount as a Transaction Fee and would not have had to apply it to any of the Debt and Redeemable Preferred Equity.
     Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court.
     The Partnership advised Varde that it did not intend to make any further payments until the above issues were resolved. The Partnership filed suit against Varde in the Texas Court, on August 3, 2000, demanding, among other things, that Varde apply the proceeds from the DESC Claim in accordance with the credit agreement. The trial which was scheduled in the Texas Court for February 2, 2001, was removed to the Bankruptcy Court by Varde.
     On August 14, 2000, the Partnership requested an injunction from the Texas Court to prevent Varde from accelerating the loans and foreclosing on the collateral. On August 28, 2000, a hearing was held and the Texas Court signed an order on September 15, 2000 that, among other things, restrained Varde from seizing or foreclosing on any collateral while the case was pending.
     On August 8, 2000, Varde filed a new lawsuit in New York, a notice of motion for summary judgment in lieu of complaint, in the amount of $18,592,000 plus interest from August 8, 2000, on the ground that the action was based upon an instrument for the payment of money only and that there was no defense to payment. The $18,592,000 is the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan and the remaining balance of a Transaction Fee based on the first receipt of $45,706,000 of DESC Proceeds before reduction for Legal Fees.
     On August 31, 2000, Varde filed a second New York lawsuit claiming $48,749,000, the amount Varde claimed was still outstanding on the B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units, D Preferred Units and the remaining balance of the Transaction Fee associated with the receipt of the DESC Proceeds. Varde claimed that due to the defaults, all of the aforementioned Debt and Redeemable Preferred Equity was due.
     On September 7, 2000, Varde requested and received a temporary restraining order from the New York Court which, among other things, enjoined the Partnership from transferring or otherwise disposing of any personal or real property (including cash) to the extent of $48,749,000 received as a result of the DESC Claim.
     On October 10, 2000, the New York Court issued a preliminary injunction, replacing the temporary restraining order, enjoining the Partnership from transferring or disposing of any property to the extent of the amount claimed of $48,749,000.
     The New York Court issued a temporary restraining order on September 7, 2000 which imposed restrictions on the Partnership's use of DESC Proceeds. Because of these constraints, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 4 and 7). During the third and fourth quarters of 2000, Management made advances under this facility. The facility was subsequently cancelled.
     The trial in the New York Court that was scheduled for January 18, 2001 was automatically stayed by the Bankruptcy. The Partnership was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Notes 1 and 12). As previously discussed, the filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity.
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas, Abilene Division, and were authorized to continue managing and operating their businesses as debtors in possession subject to the control and supervision of the Bankruptcy Court (see
Note 1).
     On January 31, 2001, Varde removed the Partnership's suit from the Texas Court to the Bankruptcy Court and filed a motion with the Bankruptcy Court for appointment of a trustee. Varde subsequently removed both of the New York state lawsuits to New York federal court. The motion for appointment of a trustee was heard on March 6, 2001 and the Bankruptcy Court denied Varde's request on March 22, 2001.
     In March 2001, the Partnership and Varde agreed to let the Bankruptcy Court hear all disputes from each of the removed Texas and New York lawsuits. Closing arguments were heard by the Bankruptcy Court on April 6, 2001.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court found, among other things, that the Varde One-Third had to be applied against the Debt and Redeemable Preferred Equity; the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender; and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.
     Varde, the Partnership and Management had planned on asking the Bankruptcy Court to review certain points of the Initial Ruling. However, prior to briefing those points, Varde, the Partnership and Management entered into the Varde Settlement Agreement on October 18, 2001 and the Bankruptcy Court approved it on November 15, 2001 thus ending the litigation between the various parties.
     Under the Varde Settlement Agreement, Varde received $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) on November 21, 2001 from the Partnership, of which $4,000,000 was to be paid on the Effective Date of the Plan and the Partnership would give Varde an unsecured note in the principal amount of $9,000,000 (subject to a $2,000,000 discount) ("Varde Unsecured Note") which was to mature on January 22, 2005. As a result of paying Varde a total of $11,000,000 on January 22, 2002, the Partnership received the $2,000,000 discount on the Varde Unsecured Note.
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     The Varde Settlement Agreement also provided that Management would hold allowed claims against the Partnership with respect to the various securities Varde assigned to them in December 1997 (see Notes 1, 4, 7, 8 and 13). As of December 31, 2001, this included the C Term Loan of $2,055,000, the Subordinate Note A of $1,111,000 and the Redeemable Preferred Equity of $8,353,000 (collectively "Management Securities"). Management agreed that if Varde were paid off on January 22, 2002 that it would accept $3,200,000 of New Redeemable Preferred Equity for the C Term Loan and Subordinate Note A in addition to the $8,300,000 of New Redeemable Preferred Equity that it would receive under the Plan for the Redeemable Preferred Equity owned by Management. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is amortized in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is amortized in fifteen equal annual installments beginning on January 22, 2003. Management had further agreed to discount the New Redeemable Preferred Equity up to $2,000,000 to the extent the discount on the Varde Unsecured Note was less than $2,000,000. However, Management's New Redeemable Preferred Equity was not discounted since the Partnership received the full $2,000,000 discount on the Varde Unsecured Note.
     Under the Varde Settlement Agreement, the Partnership owed approximately the same amount as it did prior to the settlement after factoring in the $2,000,000 discount on the Varde Unsecured Note; however, debt was converted into New Redeemable Preferred Equity, the distribution rates are substantially lower, the maturity dates were extended and the Partnership avoided having to further litigate the issues in dispute with Varde.
     For the years ended December 31, 2001 and 2000, the Partnership incurred legal fees and other expenses of $900,000 and $1,172,000 in connection with the dispute with Varde and $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000, respectively, related to the Bankruptcy.
     In connection with the Bankruptcy, several material proofs of claim were filed with the Bankruptcy Court that the Partnership disputed. The Partnership has resolved all of the material proof of claims with the exception of those filed by the former employees. As previously discussed (see Notes 1 and 12), the Bankruptcy Court decided that the Partnership owed the former employees something and is currently deciding how much was owed. The Partnership had accrued $72,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.


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

NOTE 8--REDEEMABLE PREFERRED EQUITY

     Effective April 15, 1999, the Partnership amended the terms of its Partnership Agreement and Redeemable Preferred Equity effective as of January 1, 1998. As a result of the amendment, distributions on the Redeemable Preferred Equity accumulated in arrears rather than being paid in kind. This reduced the amount of preferred equity on the balance sheet and also affected the tax treatment of the distributions to the Common Unitholders and holders of the Redeemable Preferred Equity.
     In conjunction with Varde's assumption of the Prior Bank Debt, Varde received $17,079,000 of Redeemable Preferred Equity, which included $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units (see Note 1). Management purchased a one-third interest in the Redeemable Preferred Equity effective December 31, 1997 (see Notes 1 and 7). As part of the Varde Settlement Agreement, Varde received cash and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity which was $6,326,000 and $16,491,000 (which includes accrued distributions of $5,104,000), respectively, as of November 21, 2001. At December 31, 2001, Management owned the balance of the Redeemable Preferred Equity which was $5,693,000 and included B Preferred Units, C Preferred Units and D Preferred Units of $3,107,000, $1,667,000 and $919,000, respectively. At December 31, 2001, the B Preferred Units and C Preferred Units were convertible into 493,000 and 265,000 Common Units, respectively, or a total of 758,000 Common Units. The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.
     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 4) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 31, 2000 to June 30,
2001, the Partnership accrued interest expense at the Statutory Rate in the amount of $348,000 (see Note 4) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 to June 30, 2001. For the years ended December 31, 2001 and 2000, the Partnership accumulated arrearages of $2,806,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30,
2001) and $1,683,000, respectively, on the Redeemable Preferred Equity. At December 31, 2001, the Redeemable Preferred Equity owned by Management had total accumulated arrearages of $2,660,000. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the Remaining Debt and Redeemable Preferred Equity.
     As discussed (see Notes 1, 4, 5 and 7), the Debt and Redeemable Preferred Equity including accumulated arrearages which were owned by Management converted into the New Redeemable Preferred Equity of $11,500,000 on January 22, 2002.
     The Partnership also accumulated arrearages of $343,000 on the E Preferred Units and F Preferred Units owned by Pride SGP through the third quarter of 1999. These accumulated arrearages were canceled on October 1, 1999 as part of an exchange between Pride SGP and the Partnership.

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

          c. Pride SGP retained its Allowed Existing Partnership Subordinated Preferred Interests (which is referred to as the G Preferred Units in the financial statements) and such interest continues to be subordinated to the New Redeemable Preferred Equity. Pursuant to the SGP Settlement Agreement, however, the Plan was amended to provide for the following alternative treatment since certain Conditions Precedent were satisfied:

               i. The Partnership paid the Departing Shareholders of Pride SGP, who were holders of units of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units), $500,000 in cash on April 3, 2002 (the "First Payment"). On September 30, 2002, the Partnership will pay the Departing Shareholders an additional $725,000 (the "Second Payment"). (Collectively, the First Payment and Second Payment are referred to as the "Pride SGP Payments.") The Pride SGP Payments will be in full and final settlement and redemption of $2,526,000 (based on the stated value thereof) of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units) that were distributed by Pride SGP to the Departing Shareholders. The Pride SGP Payments will be made to Tommy Broyles as Trustee for the Departing Shareholders and he shall be responsible for allocating the Pride SGP Payments among the Departing Shareholders (see Note 7).

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

10.44 Settlement Agreement and Release of Claims executed January 8, 2002 by and among the Partnership, Brad Stephens, C. David Caddell, D. Wayne Malone, George Percival, Pride SGP, Inc. and those persons identified as the "Departing SGP Shareholders" therein.

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

     The Court commenced and completed the Confirmation Hearing on January 8, 2002.

     At the Confirmation Hearing, the Debtors announced an additional modification to the Plan on the record, which modification was to effectuate a settlement reached between and among the Debtors and Management (Brad Stephens, Dave Caddell, Wayne Malone, and George Percival), on the one hand, and Pride SGP and certain parties referred to herein as the Departing Shareholders, on the other.<F1> Based on the settlement, Pride SGP and the Departing Shareholders, withdrew their objection to the Plan and, to the extent they voted against the Plan, changed their vote(s) to one in favor of the Plan. The Debtors announced to the Court at the Confirmation Hearing that they would file a Second Modification setting forth the terms of the modification, which they did on January 9, 2002. Together the First Modification and Second Modification are referred to as the "Modifications."

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