Form 10-Q
period 2002-03-31
PRIDE COMPANIES LP
filed 2002-05-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002
                 Commission file number 1-10473

                     PRIDE COMPANIES, L. P.
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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                        Outstanding at May 1, 2002
   -----                        --------------------------
Common Units                            4,950,000

     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes  [X]       No  [ ]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PRIDE COMPANIES, L. P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                          March 31,
                                            2002       December 31,
                                        (unaudited)        2001
                                        -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents             $     8,160    $    13,294
  Restricted cash                               841            909
  Accounts receivable, less allowance
    for doubtful accounts                    12,040         14,464
  Inventories                                   847            963
  Other current assets                          249            364
                                        -----------    -----------
    Total current assets                     22,137         29,994

Property, plant and equipment                32,639         30,772
Accumulated depreciation                    (17,117)       (16,809)
                                        -----------    -----------
Property, plant and equipment - net          15,522         13,963

Assets no longer used in the business             -          4,235
Other assets                                     83            105
                                        -----------    -----------
                                        $    37,742    $    48,297
                                        ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities not subject
  to compromise:
  Accounts payable                      $     2,518    $     1,619
  Accrued payroll and related benefits          312            250
  Accrued taxes                               2,968          2,534
  Other accrued liabilities                     495            687
  Current portion of long-term debt               -          2,055
                                        -----------    -----------
    Subtotal                                  6,293          7,145
Current liabilities subject
  to compromise                               1,399          8,568
                                        -----------    -----------
    Total current liabilities                 7,692         15,713

Long-term liabilities subject
  to compromise                                   -         15,680
Redeemable preferred equity                  11,500          5,693

Partners' capital:
  Preferred units to the Special
    General Partner (3,145 units
    authorized, 3,040 units and 3,144
    units outstanding, respectively
    (see Note 8 for subsequent event))        3,040          3,144
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                             15,667          8,374
  General partners' interest                   (157)          (307)
                                        -----------    -----------
                                        $    37,742    $    48,297
                                        ===========    ===========

See accompanying notes.

                     PRIDE COMPANIES, L. P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                        Three Months Ended March 31,
                                             2002          2001
                                         -----------   -----------
Revenues                                 $    47,684   $    56,894

Cost of sales and operating expenses,
  excluding depreciation                      46,939        55,678
Marketing, general and
  administrative expenses                        895           912
Depreciation                                     363           363
                                         -----------   -----------
Operating loss                                  (513)          (59)

Other income (expense):
  Interest income                                 48           337
  Interest expense (including interest
    paid in kind of $2 and $0,
    respectively)                                (24)         (247)
  Credit and loan fees                           136          (344)
  Gain on sale of assets                       1,152            32
  Other - net                                    (89)           32
                                         -----------   -----------
                                               1,223          (190)
                                         -----------   -----------
Net income (loss) before reorganization
  items and extraordinary gain                   710          (249)

Reorganization items:
  Professional fees and administrative
    expenses                                     225            85
  Discount on retirement of Debt and
    Redeemable Preferred Equity                  (21)            -
                                         -----------   -----------
Net income (loss) before
  extraordinary gain                             506          (334)

  Extraordinary gain - Income from
    cancellation of indebtedness               9,543             -
                                         -----------   -----------
Net income (loss)                        $    10,049   $      (334)
                                         ===========   ===========



Basic net income (loss) per Common Unit:
  Net income (loss) before extraordinary
    gain                                 $       .07   $      (.16)
  Extraordinary gain                            1.89             -
                                         -----------   -----------
Basic net income (loss)                  $      1.96   $      (.16)
                                         ===========   ===========

Diluted net income (loss) per Common Unit:
  Net income (loss) before extraordinary
    gain                                 $       .06   $      (.16)
  Extraordinary gain                            1.81             -
                                         -----------   -----------
Diluted net income (loss)                $      1.87   $      (.16)
                                         ===========   ===========

Numerator for basic net income (loss)
  per Common Unit:
  Net income (loss) before extraordinary
    gain                                  $      506   $      (334)
  Preferred distributions                       (165)         (462)
                                         -----------   -----------
    Net income (loss) before
      extraordinary gain less
      preferred distributions                    341          (796)
    Net income (loss) before
      extraordinary gain allocable
      to 2% general partner interest               7           (16)
                                         -----------   -----------
    Numerator for basic net income
      (loss) per Common Unit before
      extraordinary gain                 $       334   $      (780)
                                         ===========   ===========

    Extraordinary gain                   $     9,543   $         -
    Extraordinary gain allocable to
      2% general partner interest                191             -
                                         -----------   -----------
    Numerator for basic extraordinary
      gain per Common Unit               $     9,352   $         -
                                         ===========   ===========
    Numerator for basic net income
      (loss) per Common Unit             $     9,686   $      (780)
                                         ===========   ===========







Numerator for diluted net income (loss)
  per Common Unit:
  Net income (loss) before extraordinary
    gain                                 $       506   $      (334)
  Preferred distributions                       (165)         (462)
  Adjustments to compute diluted
    net income (loss):
      Subordinate Note A interest
        expense                                    2             -
                                         -----------   -----------
    Net income (loss) before
      extraordinary gain less
      preferred distributions                    343          (796)
    Net income (loss) before
      extraordinary gain allocable
      to 2% general partner interest               7           (16)
                                         -----------   -----------
    Numerator for diluted net income
      (loss) per Common Unit before
      extraordinary gain                 $       336   $      (780)
                                         ===========   ===========

    Extraordinary gain                   $     9,543   $         -
    Extraordinary gain allocable to
      2% general partner interest                191             -
                                         -----------   -----------
    Numerator for diluted extraordinary
      gain per Common Unit               $     9,352   $         -
                                         ===========   ===========
    Numerator for diluted net income
      (loss) per Common Unit             $     9,688   $      (780)
                                         ===========   ===========

Denominator:
  Denominator for basic net income
    (loss) per Common Unit                     4,950         4,950
                                         ===========   ===========
  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                          43             -
      B Preferred Units                          121             -
      C Preferred Units                           65             -
                                         -----------   -----------
        Total adjustments                        229             -
                                         -----------   -----------
  Denominator for diluted net income
    (loss) per Common Unit                     5,179         4,950
                                         ===========   ===========
See accompanying notes.

                     PRIDE COMPANIES, L. P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                        Three Months Ended March 31,
                                             2002          2001
                                         -----------   -----------
Cash flows from operating activities:
Net income (loss) before reorganization
  items and extraordinary gain           $       710   $      (249)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities
  before reorganization items:
    Depreciation                                 363           363
    Gain on sale of property,
      plant and equipment                     (1,152)          (32)
    Paid in kind interest                          2             -
    Net effect of changes in:
      Restricted cash                             68          (259)
      Accounts receivable                      2,424        (3,622)
      Other current assets                       231           (20)
      Accounts payable and other
        long-term liabilities                    899           362
      Accrued liabilities                        304           882
                                         -----------   -----------
        Total adjustments                      3,139        (2,326)
                                         -----------   -----------
Net cash provided by (used in)
  operating activities before
  reorganization items                         3,849        (2,575)

Reorganization items:
  Professional fees and administrative
    expenses                                    (225)          (85)
  Extraordinary gain - Income from
    cancellation of indebtedness               9,543             -
  Net effect of changes in:
    Accounts payable and other
      long-term liabilities                   (9,557)            -
    Accrued liabilities                       (1,181)            -
                                         -----------   -----------
Net cash provided by (used in)
  operating activities from
  reorganization items                        (1,420)          (85)
                                         -----------   -----------

Net cash provided by (used in)
  operating activities                         2,429        (2,660)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                 (2,023)           (1)
  Proceeds from asset disposals                5,488            33
  Other                                           22            35
                                         -----------   -----------
Net cash provided by investing activities      3,487            67

Cash flows from financing activities:
  Redemption of G Preferred Units                (50)            -
                                         -----------   -----------
Net cash used in financing activities
  before reorganization items                    (50)            -

  Payments on pre-petition debt              (11,000)            -
                                         -----------   -----------
Net cash used in financing activities
  from reorganization items                  (11,000)            -
                                         -----------   -----------
Net cash used in financing activities        (11,050)            -
                                         -----------   -----------
Net decrease in cash and
  cash equivalents                            (5,134)       (2,593)

Cash and cash equivalents at the
  beginning of the period                     13,294         6,178
                                         -----------   -----------
Cash and cash equivalents at the
  end of the period                      $     8,160   $     3,585
                                         ===========   ===========

See accompanying notes.















                      PRIDE COMPANIES, L. P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L. P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline. The Partnership's operations are conducted primarily in the State of Texas.
     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Certain liabilities associated with the Crude Gathering System were retained and have been presented in liabilities subject to compromise at March 31, 2002 and December 31, 2001 (see Note 10).
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owned the G Preferred Units of the Partnership with a stated value of $3,040,000, as of March 31, 2002 (see Notes 8 and 11 for subsequent events), and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). As a result of the redemption of the Departing Shareholders' interests in Pride SGP on April 3, 2002, all of the outstanding stock of Pride SGP is now owned by certain officers of the Managing General Partner (see Notes 4 and 8). Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively own a 24.2% interest as of March 31, 2002 in the Partnership through their ownership of Common Units. The remaining Common Units, representing an aggregate 68.9% interest in the Partnership, are publicly held. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the U. S. Bankruptcy Court for the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which was the Partnership's primary lender and also owned two-thirds of the Partnership's redeemable preferred equity (see Notes 6 and 7).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.
     On January 11, 2002, the Partnership and Managing General Partner's Bankruptcy Plan was confirmed by the Bankruptcy Court and the Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (see Notes 10 and 11).
     Pride Marketing which is currently inactive is expected to be liquidated in the near future.
     Pride SGP is expected to request the Bankruptcy Court to dismiss its bankruptcy petition.

2.   Accounting Policies

     The financial statements of the Partnership include all of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The financial statements included in this quarterly report on Form 10-Q are unaudited and condensed and do not contain all information required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the accompanying financial statements contain all material adjustments necessary to present fairly the financial position, results of operations, and cash flows for such periods. Interim period results are not necessarily indicative of the results to be achieved for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 2001 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q. The Partnership has one corporate subsidiary which is a taxable entity subject to federal income tax; however, that subsidiary is currently inactive.

3.   Net Income (Loss) Per Common Unit

     Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income (loss) per Common Unit is computed by adjusting the Common Units outstanding and net income (loss) for the potential dilutive effect of the convertible securities and unit appreciation rights.
The adjustment to net income for the potential dilution is $2,000 for the first quarter of 2002. For the first quarter of 2002, the weighted average number of Common Units associated with convertible securities was 229,000. The unit appreciation rights were considered antidilutive since the exercise price was greater than the average market price of the Common Units for the first quarter of 2002. The effect of both the convertible securities and unit appreciation rights was antidilutive for the first quarter of 2001.

4.   Related Party Transactions

     In accordance with the Partnership Agreement, the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of Management of the Managing General Partner collectively own a 24.2% interest in the Partnership through their ownership of Common Units. Pride SGP has a 0.1% general partner interest, $3,040,000 in Series G Preferred Units, as of March 31, 2002 (see Notes 8 and 11), and a 4.9% limited partner interest in the Partnership.
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan,
(ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units,
(v) C Preferred Units and (vi) D Preferred Units (see Notes 6 and 7). The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity (see Notes 6, 7 and 11).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP (see Notes 8 and 11). Under the Pride SGP Settlement Agreement, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership plans to sell the aircraft to the owners of the Managing General Partner and the Chief Financial Officer at the same price and then lease it back at a monthly rental of $18,000 over a term of seven years. In addition, the Partnership will be responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of the seventh year, the Partnership will have the option to continue leasing the aircraft. The Partnership will also have the option to purchase the aircraft after the sixth year for $1,300,000. The planned sale and lease is expected to be completed in May 2002.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Common Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.


5.   Discontinued Operations

     On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. The Partnership retained certain liabilities associated with the Crude Gathering System.
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years.
     In accordance with applicable Bankruptcy rules, a significant portion of this debt was cancelled in the first quarter of 2002 because the holders of such claims did not file timely proofs of claim or because such claims were not allowed even though proofs of claim were timely filed (see Notes 1 and 8).
     As a result of the Bankruptcy, the liabilities of the discontinued operation are included in liabilities subject to compromise along with other prepetition liabilities of the continuing operations at March 31, 2002 and December 31, 2001 (see Note 10).

6.   Long-term Debt

     Wells Fargo Bank, N.A. ("Wells Fargo") currently provides a $721,000 letter of credit for the Partnership which is secured by a certificate of deposit.
     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. Varde concurrently made additional loans to the Partnership. As a result of Varde's assumption of the Partnership's bank debt and additional loans made by it, Varde owned the following securities of the Partnership: $20,000,000 of a Series A Term Loan (the "A Term Loan"), $9,500,000 of a Series B Term Loan (the "B Term Loan"), $4,689,000 of a Series C Term Loan (the "C Term Loan"), $2,500,000 of a Subordinate Note A (the "Subordinate Note A"), $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units"). The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to herein as the debt (the "Debt"). The B Preferred Units, the C Preferred Units and the D Preferred Units are collectively referred to herein as redeemable preferred equity (the "Redeemable Preferred Equity"). Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the sale of the Crude Gathering System being applied to the A Term Loan, scheduled principal payments, payments out of the proceeds from the Partnership's litigation against the United States Defense Energy Support Center and payments under the Varde Settlement Agreement, Varde's interest in such Debt and Redeemable Preferred Equity was completely paid off.
     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity were converted into the New Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan (see Notes 7 and 11).
     Prior to the Initial Ruling by the Bankruptcy Court, the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the District Court of Taylor County, Texas (the "Texas Court") on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. Prior to the Bankruptcy Court's Initial Ruling, the Partnership accrued interest expense of $91,000 and $47,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively, in the first quarter of 2001; however, the accrual was reversed in the third quarter of 2001 as a result of the Initial Ruling.
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see Note 7). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the first quarter of 2001, the Deposits with the Texas Court accrued interest income of $258,000.
The Texas Court returned the Deposits along with accrued interest of $1,037,000 to the Partnership in November 2001.
     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears (see Note 7). Prior to the Tender and the three payments by the Partnership to Varde on July 25 and July 26, 2000, totaling $16,606,000 (the "Payments"), the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which bore interest of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through January 22, 2002, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001. From November 22, 2001 through January 22, 2002, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management (see Note 7).
     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an allowed unsecured claim for $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of these securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions of $5,104,000), respectively). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise.
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 payment to Varde and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions of $2,660,000), respectively) (see Notes 7 and 11).
     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity of the Partnership for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.
     The Partnership does not currently have a working capital loan facility. As a result of its receipt of $5,400,000 from the sale of the remaining Refinery equipment and the Aledo Pipeline and $4,000,000 from the reduction of the Shell deposit, the Partnership believes it does not currently need such a facility. The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements and its planned capital expenditures from cash on hand and cash generated from operations.

7.   Redeemable Preferred Equity

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units which were all redeemable on December 31, 2002 (see Note 6). The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.
     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 6) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. The Partnership accrued interest expense at the Statutory Rate (see Note 6 for the definition of Statutory Interest) in the amount of $104,000 on the B Preferred Units and C Preferred Units in the first quarter of 2001 to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 to June 30, 2001. For the first quarter of 2001, the Partnership accumulated arrearages of $462,000 on the Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity during the first quarter of 2002. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity.
     On January 22, 2002, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is amortized in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is amortized in fifteen equal annual installments beginning on January 22, 2003 (see Note 11). The New Redeemable Preferred Equity accrued distributions of $165,000 from January 22, 2002 to March 31, 2002.

8.   Partners' Capital

     At March 31, 2002 and December 31, 2001, Pride SGP held the Series G Preferred Units with a stated value of $3,040,000 and $3,144,000, respectively ("G Preferred Units"). The Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002 (see Notes 4 and 11). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum.
     At March 31, 2002 and December 31, 2001, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of March 31, 2002, Pride SGP, Management and the public owned 250,000, 1,220,000 and 3,480,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     At March 31, 2002, the Common Units rank behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.
     In accordance with applicable Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such debt did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,600,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000 since those assets were no longer used in its business and to further increase working capital. The gain from the sale of those assets for tax purposes is estimated to be $3,100,000 of which 98% will be allocated to Common Unitholders before any basis adjustment attributable to specific Common Unitholders. Common Unitholders who purchased Common Units after July of 2000 do not have any basis in these assets based on the trading price of the Common Units after such date. Therefore, those Common Unitholders will be allocated gain from the sale of those assets of $5,400,000. Such gain will be allocated to those Common Unitholders who held Common Units on January 31, 2002.
     As a result of the Partnership paying Varde $11,000,000 on January 22, 2002, Varde will be allocated $3,454,000 of gross income, thus decreasing the amount of gross income allocable to Common Unitholders by 98% of that amount. The reduction in gross income allocated to Common Unitholders will be based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     Common Unitholders will also be allocated 98% of a loss of $2,100,000 on a loan to a subsidiary that is now considered worthless. The deduction will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     The above allocations are in addition to the 98% of taxable income that will be allocated to Common Unitholders from normal operations for the taxable year ended December 31, 2002 adjusted for basis adjustment attributable to specific Common Unitholders. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.

9.   Contingencies

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.
     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at March 31, 2002.
     The Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System sold to Sun including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 accrued as of March 31, 2002 for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.
     Management does not believe any significant additional amounts will be required to maintain compliance with the study, the retained environmental liabilities of the Crude Gathering System or other environmental requirements other than routine expenditures in the ordinary course of business.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     For the first quarter of 2001, the Partnership incurred legal fees and other expenses of $342,000 in connection with the dispute with Varde. For the first quarter of 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde. The Partnership paid or incurred $204,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $85,000 in bankruptcy related expenses for the first quarters of 2002 and 2001, respectively.

10.  Bankruptcy

     On January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see Notes 6 and 7). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 31, 1997. An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001, and the Bankruptcy Court issued its Initial Ruling on September 4, 2001.
     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the March 31, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may have arisen or may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts such as the claims of the former employees. Claims secured by the Partnership's assets ("Secured Claims") also were stayed. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.
     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.
     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde settlement agreement entered into by the Partnership, Varde and others effective October 18, 2001 (the "Varde Settlement Agreement"); and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.
     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").
     At March 31, 2002, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $278,000 and liabilities of the crude gathering business (discontinued operations) of $1,121,000.
     The Partnership paid or incurred $204,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $85,000 in bankruptcy related expenses for the first quarters of 2002 and 2001, respectively.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants were shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim.
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP (see Note 11). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. On November 26, 2001, an adversary hearing was held by the Bankruptcy Court to determine whether to allow the proofs of claim. On December 21, 2001, the Bankruptcy Court issued its initial ruling and held that the Partnership owed the former employees some amount but did not specify how much was owed. The Bankruptcy Court requested that the parties attempt to settle their controversy based on its initial ruling.
Since the parties were unable to settle the case, the Bankruptcy Court held a hearing on February 28, 2002 to hear additional evidence on damages. The Partnership had accrued $70,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.
     Several other parties have filed proofs of claim which the Partnership has objected to or plans on objecting to; however, those disputed claims are not expected to have a material effect on the Partnership.
     Current liabilities subject to compromise at March 31 and December 31, respectively, included the following components (in thousands):

                                            2002         2001
                                         ----------   ----------
   Continuing Operations:
     Subordinate Note A                  $        -   $    1,111
     Allowed Unsecured Claim (Current)            -        4,000
     Accounts payable                           228        1,415
     Accrued liabilities                         50        1,231
   Discontinued Operations:
     Accounts payable                            51          380
     Crude suspense liability                 1,000          361
     Accrued payroll and related benefits        70           70
                                         ----------   ----------
                                         $    1,399   $    8,568
                                         ==========   ==========

    Long-term liabilities subject to compromise at March 31 and December 31, respectively, included the following components (in thousands):

                                            2002         2001
                                         ----------   ----------
   Continuing Operations:
     Allowed Unsecured Claim (Long-term) $        -   $    7,000
   Discontinued Operations:
     Crude suspense liability                     -        8,680
                                         ----------   ----------
                                         $        -   $   15,680
                                         ==========   ==========

11.  Plan of Reorganization

     On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims are not disputed or who filed proofs of claim that are allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan. The following summary of the Plan is qualified in its entirety by reference to the Plan. Capitalized terms that are not defined herein shall have the meanings given them in the Plan.
     The Plan provides for the following treatment for the Allowed Claims and Allowed Interests of Creditors and Interest holders of the
Partnership:
     (i) Varde was deemed to have an Allowed Unsecured Claim against the Partnership in the amount of $11,000,000 (net of a $2,000,000 discount) that would be paid by the Partnership as follows: (1) $4,000,000 paid in cash on the Effective Date; and (2) the balance paid by delivery of the Varde Unsecured Note in the original principal amount of $9,000,000 (before the $2,000,000 discount). The Partnership paid Varde $11,000,000 on the Effective Date and as a result received the $2,000,000 discount on the Varde Unsecured Note.
    (ii) Certain Claims and Interests of Management are treated as follows:
          a. The Allowed Secured Claims of Management (which is referred to as the C Term Loan in the financial statements) against the Partnership were satisfied with a separate series of New Redeemable Preferred Equity with an aggregate $2,100,000 liquidation preference, which provides for cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 10 years.
          b. The Allowed Unsecured Claims of Management (which includes the Subordinate Note A and amounts due under indemnity agreements) against the Partnership was satisfied as follows: (i) the Partnership paid $388,000 to Management on January 22, 2002 for their Allowed Unsecured Claims arising under indemnity obligations of the Partnership, plus (ii) Management received New Redeemable Preferred Equity with an aggregate $1,100,000 liquidation preference, which provides for cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 10 years.
          c. The Allowed Existing Partnership Preferred Interests (which is referred to as the Redeemable Preferred Equity in the financial statements) of Management was satisfied by Management's receipt of New Redeemable Preferred Equity with an aggregate $8,300,000 liquidation preference, which provides cumulative distributions of 7.5% per annum, and is subject to mandatory redemption in equal annual installments as necessary to fully redeem such series of New Redeemable Preferred Equity over 15 years. The New Redeemable Preferred Equity was subject to a $2,000,000 potential discount depending on when the Varde Unsecured Note was retired.
Since Varde was paid $11,000,000 on the Effective Date, the New Redeemable Preferred Equity owned by Management was not discounted.
   (iii)  Other Creditors are treated as follows:
          a. Allowed Administrative Expenses of the Partnership will be paid in full as soon as practical after the Effective Date, or after such expense is Allowed by the Court.
          b. Allowed Unsecured Priority Tax Claims of the Partnership will be paid in full on the later of (1) as soon as practicable after the Effective Date, (2) as soon as practicable after such Claim becomes an Allowed Claim, or (3) if the payment on the Claim is not due as of the Confirmation Date, when the payment is due in the ordinary course of the Partnership's business.
          c. Allowed Secured Tax Claims of the Partnership will be paid with interest at 8% per annum in the ordinary course of the respective Partnership's business as described more fully in the Plan. Creditors will retain any liens until the tax is paid.
          d. Allowed Non-Tax Priority Claims will be paid in full by the Partnership as soon as practical after the Effective Date or after such claim is Allowed, whichever is later.
          e. The Allowed Secured Claim of Fleet National Bank against the Partnership will be paid in full by the Partnership as soon as practical after the Effective Date or after such claim is Allowed, whichever is earlier.
          f. Allowed Royalty Claims against the Partnership will be paid in full by the Partnership as due in the ordinary course of its business, on the later of the Effective Date or such date that the Claim becomes due in accord with the Texas Natural Resources Code (see
Note 5).
          g. Allowed General Unsecured Claims of the Partnership will be paid by the Partnership in full with 7.5% interest per annum from the Effective Date upon the later of six months after the Effective Date or when Allowed; however, if such claims are not disputed the Partnership plans on paying them earlier.
    (iv) Interest holders received the following treatment pursuant to the Plan:
          a. The Managing General Partner retained its Allowed Existing Partnership General Partnership Interest.
          b. At the Confirmation Hearing, the Partnership, the Managing General Partner and Management, on the one hand, and Pride SGP and certain of its shareholders (referred to herein as the "Departing Shareholders"), on the other hand entered into the Pride SGP Settlement Agreement. Messrs. Malone, Stephens and Caddell retained their interest in Pride SGP. All other shareholders of Pride SGP are Departing Shareholders. Under the Pride SGP Settlement Agreement, Pride SGP retained its Existing Partnership General Partnership Interest since the agreement was approved by the Bankruptcy Court.
          c. Pride SGP retained its Allowed Existing Partnership Subordinated Preferred Interests (which is referred to as the G Preferred Units in the financial statements) and such interest continues to be subordinated to the New Redeemable Preferred Equity. Pursuant to the SGP Settlement Agreement, however, the Plan was amended to provide for the following alternative treatment since certain Conditions Precedent were satisfied:
               i. The Partnership paid the Departing Shareholders of Pride SGP, who were holders of units of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units), $500,000 in cash on April 3, 2002 (the "First Payment"). On September 30, 2002, the Partnership will pay the Departing Shareholders an additional $725,000 (the "Second Payment"). (Collectively, the First Payment and Second Payment are referred to as the "Pride SGP Payments.") The Pride SGP Payments will be in full and final settlement and redemption of $2,526,000 (based on the stated value thereof) of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units) that were distributed by Pride SGP to the Departing Shareholders. The Pride SGP Payments will be made to Tommy Broyles as Trustee for the Departing Shareholders and he shall be responsible for allocating the Pride SGP Payments among the Departing Shareholders.
              ii. The Partnership paid Pride SGP $50,000 in cash on March 18, 2002 to redeem $104,000 (based on the stated value thereof) of the Existing Partnership Subordinated Interests (or G Preferred Units) held by Pride SGP.
          d. Allowed Existing Partnership Common Interests retained their Interests.
     Also, as described above, existing Redeemable Preferred Equity owned by Management was cancelled and New Redeemable Preferred Equity was issued with respect thereto. In addition, Pride SGP retained its Existing Partnership Subordinated Preferred Interests (or G Preferred Units) and its Existing Partnership General Partnership Interest remained outstanding and certain of its Existing Partnership Subordinated Preferred Interests (or G Preferred Units) were redeemed pursuant to the Pride SGP Settlement Agreement.
     Under the Plan, the Partnership had proposed a reverse Common Unit split so that the number of Common Unitholders would be less than 300 and the Partnership could avoid the expenses of being a public company. Since the requisite number of Common Unitholders did not vote for the reverse Common Unit split, the Common Units that they own were unaffected by the Plan. All other voting classes in the bankruptcy voted in favor of the Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Results of Operations

Overview

     Pride Companies, L. P. is a Delaware limited partnership (the "Partnership") which owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel ("Products Marketing Business"). Pride Refining, Inc. is the managing general partner of
the Partnership ("Managing General Partner").   Pride SGP, Inc.
("Pride SGP" or "Special General Partner") is the special general partner of the Partnership. The officers ("Management") of the Managing General Partner operate the Products Marketing Business.

     The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") and the availability of such products,
(ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations and obligations under the preferred security instruments, (v) fluctuations in refined product prices and their impact on working capital, and
(vi) the disputed proofs of claim filed by former employees. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings."

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

First Quarter 2002 Compared to First Quarter 2001

     General. Net income for the first quarter of 2002 was $10,049,000 compared to net loss of $334,000 for the first quarter of 2001. The results for the first quarter of 2002 included an extraordinary gain of $9,543,000 related to cancellation of indebtedness income and gain on sale of assets of $1,152,000.
Excluding both the extraordinary gain and gain on sale of assets in the first quarter of 2002, the Partnership had a net loss of $646,000.

     The Partnership also reported a decline in interest income, interest expense and credit and loan fees in the first quarter of 2002 from the first quarter of 2001 of $289,000, $223,000 and $480,000 respectively. Interest income declined in the first quarter of 2002 primarily as a result of reporting $258,000 of interest income on the Deposits with the Texas Court in the first quarter of 2001. Interest expense was lower due to the accrual in the first quarter of 2001 of $242,000 at the Statutory Rate on the C Term Loan, Subordinate Note A and the Redeemable Preferred Equity to the extent those securities were expected to be retired with the Tender and the Deposits (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity"). Credit and loan fees declined due to a decrease in litigation expenses incurred in the dispute between Varde, the Partnership and Management.

     Operating loss was $513,000 for the first quarter of 2002 compared to operating loss of $59,000 for the first quarter of 2001. Depreciation expense was $363,000 for both the first quarters of 2002 and 2001. Operating loss excluding depreciation was $150,000 for the first quarter of 2002 compared to operating income excluding depreciation of $304,000 for the first quarter of 2001. The decline in the first quarter of 2002 was primarily due to a decline in gross margin of $397,000. During the first quarter of 2002, the Partnership marketed 19,787 barrels per day ("BPD") of refined products compared to 17,205 BPD for the first quarter of 2001. The net margin per barrel (after marketing, general and administrative expenses) for the first quarter of 2002 was negative $0.30 compared to negative $0.04 for the first quarter of 2001.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $388,000 from April 1, 2002 through December 31, 2003 on several projects to maintain compliance with various other environmental requirements, including $50,000 for 2002 related to an investigative study by the Texas Natural Resource Conservation Commission and an aggregate of $93,000 for 2002 and 2003 related to the cleanup of an existing leak. The remaining $245,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in the final stages of Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at March 31, 2002.

     The Partnership continues to be responsible for certain environmental liabilities associated with the crude gathering business sold to Sun Pipeline Services, Inc. ("Sun") on October 1, 1999 including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 currently accrued for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material.

     Management does not believe any significant additional amounts will be required to maintain compliance with the study, the retained environmental liabilities of the crude gathering business or other environmental requirements other than routine expenditures in the ordinary course of business.

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

     Industry Trends and Refined Product Prices. The Partnership is impacted by fluctuations in the cost of refined products purchased from Shell versus fluctuations in the price realized by the Partnership on the sale of such products and the amount of competition in its markets.

     Seasonality and Weather. Gasoline consumption is typically highest in the United States in the summer months and lowest in the winter months. Diesel consumption in the southern United States is generally higher just prior to and during the winter months when commercial trucking is routed on southern highways to avoid severe weather conditions further north.

     Other Factors.  None.

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy ") in the U. S. Bankruptcy Court for the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see below). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 31, 1997. An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001, and the Bankruptcy Court issued its initial ruling on September 4, 2001 (the "Initial Ruling").

     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the March 31, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may have arisen or may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts such as the claims of the former employees (see "Part II. Other Information, Item 1. Legal Proceedings"). Claims secured by the Partnership's assets ("Secured Claims") also were stayed. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.

     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.

     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court.

     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde settlement agreement entered into by the Partnership, Varde and others effective October 18, 2001 (the "Varde Settlement Agreement"); and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.

     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").

     At March 31, 2002, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $278,000 and liabilities of the crude gathering business (discontinued operations) of $1,121,000.

     The Partnership paid or incurred $204,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $85,000 in bankruptcy related expenses for the first quarters of 2002 and 2001, respectively.

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. As a result of problems associated with the startup of the products pipeline by Shell in 1998, Shell agreed to certain contract concessions including maintaining the Partnership's refined products inventory at the Products Terminals and in the San Angelo Pipeline provided the Partnership reimburses Shell for its carrying costs, which primarily includes interest costs. This arrangement substantially reduces the lag between the time the Partnership pays Shell for the product, 10 to 20 days after the sale, and the time the Partnership receives payment from its customers.

     As previously discussed, the Partnership is required to reimburse Shell its carrying costs of inventory, including interest costs beginning January 1, 2000. As an alternative to providing Shell with a letter of credit to secure the Partnership's payable to Shell and to offset the interest costs associated with carrying the inventory, the Partnership deposited $14,000,000 with Shell in the first and second quarters of 2000 and maintained the $14,000,000 deposit through January 21, 2002. On January 22, 2002, Shell reduced the deposit by $4,000,000. Generally, the deposit is included as an offset to accounts payable in the financial statements; however, to the extent the deposit to Shell exceeds the payable to Shell, the excess is reclassified from accounts payable in the balance sheet to accounts receivable. Since the deposit exceeded the payable at December 31, 2001, the Partnership reclassified $6,722,000 from accounts payable to accounts receivable. Shell pays the Partnership interest income on the amount by which the deposit exceeds the value of the refined products inventory maintained by Shell.

     Wells Fargo Bank, N.A. ("Wells Fargo") currently provides a
$721,000 letter of credit for the Partnership which is secured by a certificate of deposit.

     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. Varde concurrently made additional loans to the Partnership. As a result of Varde's assumption of the Partnership's bank debt and additional loans made by it, Varde owned the following securities of the Partnership: $20,000,000 of a Series A Term Loan (the "A Term Loan"), $9,500,000 of a Series B Term Loan (the "B Term Loan"), $4,689,000 of a Series C Term Loan (the "C Term Loan"), $2,500,000 of a Subordinate Note A (the "Subordinate Note A"), $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units"). The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to herein as the debt (the "Debt"). The B Preferred Units, the C Preferred Units and the D Preferred Units are collectively referred to herein as redeemable preferred equity (the "Redeemable Preferred Equity"). Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.

     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the sale of the crude gathering business being applied to the A Term Loan, scheduled principal payments, payments out of the proceeds from the Partnership's litigation against the United States Defense Energy Support Center and payments under the Varde Settlement Agreement, Varde's interest in such Debt and Redeemable Preferred Equity was completely paid off.

     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity were converted into the New Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan (see "Part II. Other Information, Item 1. Legal Proceedings").

     Prior to the Initial Ruling by the Bankruptcy Court, the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the District Court of Taylor County, Texas (the "Texas Court") on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. Prior to the Bankruptcy Court's Initial Ruling, the Partnership accrued interest expense of $91,000 and $47,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively, in the first quarter of 2001; however, the accrual was reversed in the third quarter of 2001 as a result of the Initial Ruling.

     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages"). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the first quarter of 2001, the Deposits with the Texas Court accrued interest income of $258,000. The Texas Court returned the Deposits along with accrued interest of $1,037,000 to the Partnership in November 2001.

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages"). Prior to the Tender and the three payments by the Partnership to Varde on July 25 and July 26, 2000, totaling $16,606,000 (the "Payments"), the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which bore interest of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.

     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through January 22, 2002, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001. From November 22, 2001 through January 22, 2002, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management (see "Part II. Other Information, Item 1. Legal Proceedings").

     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an allowed unsecured claim for $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of these securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions of $5,104,000), respectively). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise.

     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 payment to Varde and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.

     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions of $2,660,000), respectively) (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages" and "Part II. Other Information, Item 1. Legal Proceedings").

     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity of the Partnership for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the first quarter of 2002, cash was provided by a decrease in accounts receivable (as a result of $6,772,000 being reclassified from accounts payable to accounts receivable at December 31, 2001 related to the Shell payable which was partially offset by an increase in refined product prices) and an increase in accounts payable (as a result of the $4,000,000 reduction in the Shell deposit which was partially offset by an increase in refined product prices). For the first quarter of 2001, cash was utilized as a result of an increase in accounts receivable (as a result of the higher refined product prices).

     As a result of emerging from Bankruptcy and fully paying off Varde, the Partnership expects over the next several years to have positive cash flow from operations and expects its net income before extraordinary items during the current fiscal year to be close to break even, in each case before annual payments of $1,406,000 for the next ten years beginning January 22, 2003 (for the years eleven through fifteen, the payments will decrease to $940,000 annually) on the New Redeemable Preferred Equity held by Management and any payments due on the G Preferred Units after October 1, 2004.

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

Capital Expenditures

     Capital expenditures totaled $2,023,000 for the first quarter of 2002 compared to $1,000 for the first quarter of 2001. Included in capital expenditures was the purchase of an aircraft for $1,817,000 that the Partnership expects to sell to Management at the same price and then lease it back at a monthly rental of $18,000 over a term of seven years (see Note 4 in the Financial Statements for additional information on the expected lease terms).

     Management anticipates spending an aggregate of $388,000 in the last nine months of 2002 and in the year 2003 for environmental expenditures. The Partnership had accrued $143,000 at March 31, 2002 and budgeted $119,000 and $126,000 for additional environmental expenditures to be incurred in the ordinary course of business for the remaining portion of 2002 and for 2003, respectively.

Cash Distributions and Preferred Arrearages

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units which were all redeemable on December 31, 2002 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition
- Financial Resources and Liquidity"). The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.

     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity") would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. The Partnership accrued interest expense at the Statutory Rate (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity" for the definition of Statutory Interest) in the amount of $104,000 on the B Preferred Units and C Preferred Units in the first quarter of 2001 to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. As a result of the Bankruptcy Court's Initial Ruling, the Partnership reversed the interest expense accrual in the third quarter of 2001 and increased the accumulated arrearages on the B Preferred Units and C Preferred Units by $626,000 for the period August 31, 2000 to June 30, 2001. For the first quarter of 2001, the Partnership accumulated arrearages of $462,000 on the Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity during the first quarter of 2002. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity.

     On January 22, 2002, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is amortized in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is amortized in fifteen equal annual installments beginning on January 22, 2003. The New Redeemable Preferred Equity accrued distributions of $165,000 from January 22, 2002 to March 31, 2002.

     At March 31, 2002 and December 31, 2001, Pride SGP held the Series G Preferred Units with a stated value of $3,040,000 and $3,144,000, respectively ("G Preferred Units"). The Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002 (see "Part II. Other Information, Item 1. Legal Proceedings"). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum.

     At March 31, 2002 and December 31, 2001, 4,950,000 common limited partner units ("Common Units") were outstanding, representing a 98% limited partner interest. As of March 31, 2002, Pride SGP, Management and the public owned 250,000, 1,220,000 and 3,480,000 Common Units, respectively. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder").

     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.

     At March 31, 2002, the Common Units rank behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.

     In accordance with applicable Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such debt did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,600,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Under an agreement with Shell, Shell maintained refined products inventory for the Partnership during the first quarters of 2002 and 2001 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     The Partnership did not have any debt outstanding under credit facilities as of March 31, 2002.

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

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation
Commission. Management estimates the remaining cost to comply with this study approximates $50,000 and had accrued for this amount at March 31, 2002.

     The Partnership continues to be responsible for certain environmental liabilities associated with the crude gathering business sold to Sun including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. Other than $93,000 accrued as of March 31, 2002 for remediation of the sites, the Partnership does not expect future expenditures related to these retained environmental liabilities to be material (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations - Other Factors").

     Management does not believe any significant additional amounts will be required to maintain compliance with the study, the retained environmental liabilities of the crude gathering business or other environmental requirements other than routine expenditures in the ordinary course of business.

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

     For the first quarter of 2001, the Partnership incurred legal fees and other expenses of $342,000 in connection with the dispute with Varde. For the first quarter of 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde. The Partnership paid or incurred $204,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $85,000 in bankruptcy related expenses for the first quarters of 2002 and 2001, respectively.

     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs. The Claimants were shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim.

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP (see below). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 due on September 30, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.

     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. On November 26, 2001, an adversary hearing was held by the Bankruptcy Court to determine whether to allow the proofs of claim. On December 21, 2001, the Bankruptcy Court issued its initial ruling and held that the Partnership owed the former employees some amount but did not specify how much was owed. The Bankruptcy Court requested that the parties attempt to settle their controversy based on its initial ruling.
Since the parties were unable to settle the case, the Bankruptcy Court held a hearing on February 28, 2002 to hear additional evidence on damages. The Partnership had accrued $70,000 in severance prior to the Bankruptcy Court's initial ruling, but has not accrued an additional liability as a result of such ruling since the Partnership does not feel it has enough information to estimate the amount of the liability at this time.

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

          f. Allowed Royalty Claims against the Partnership will be paid in full by the Partnership as due in the ordinary course of its business, on the later of the Effective Date or such date that the Claim becomes due in accord with the Texas Natural Resources Code (see
Note 5).

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

    (iv) Interest holders received the following treatment pursuant to the Plan:

          a.  The Managing General Partner retained its Allowed
Existing Partnership General Partnership Interest.

          b. At the Confirmation Hearing, the Partnership, the Managing General Partner and Management, on the one hand, and Pride SGP and certain of its shareholders (referred to herein as the "Departing Shareholders"), on the other hand entered into the Pride SGP Settlement Agreement. Messrs. Malone, Stephens and Caddell retained their interest in Pride SGP. All other shareholders of Pride SGP are Departing Shareholders. Under the Pride SGP Settlement Agreement, Pride SGP retained its Existing Partnership General Partnership Interest since the agreement was approved by the Bankruptcy Court.

          c. Pride SGP retained its Allowed Existing Partnership Subordinated Preferred Interests (which is referred to as the G Preferred Units in the financial statements) and such interest continues to be subordinated to the New Redeemable Preferred Equity. Pursuant to the SGP Settlement Agreement, however, the Plan was amended to provide for the following alternative treatment since certain Conditions Precedent were satisfied:

               i. The Partnership paid the Departing Shareholders of Pride SGP, who were holders of units of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units), $500,000 in cash on April 3, 2002 (the "First Payment"). On September 30, 2002, the Partnership will pay the Departing Shareholders an additional $725,000 (the "Second Payment"). (Collectively, the First Payment and Second Payment are referred to as the "Pride SGP Payments.") The Pride SGP Payments will be in full and final settlement and redemption of $2,526,000 (based on the stated value thereof) of the Existing Partnership Subordinated Preferred Interests (or G Preferred Units) that were distributed by Pride SGP to the Departing Shareholders. The Pride SGP Payments will be made to Tommy Broyles as Trustee for the Departing Shareholders and he shall be responsible for allocating the Pride SGP Payments among the Departing Shareholders.

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

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitation on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages") accumulated in arrears. Distributions on the B Preferred Units, C Preferred Units and D Preferred Units are payable on the 5th day of the second month in each quarter. For the first quarter of 2001, the Partnership accumulated arrearages of $462,000 on these preferred equity securities.

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

 4.5 Form of Depositary Receipt for Common Units of Pride Companies, L. P. (incorporated by reference to Exhibit 4.5 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

     b.   Reports on Form 8-K:

          On January 11, 2002, Pride Companies, L. P. announced the confirmation of the joint bankruptcy plan submitted by Pride Companies, L. P. and Pride Refining, Inc. by the Bankruptcy Court for the Northern District of Texas, Abilene Division.
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIDE COMPANIES, L. P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   May 15, 2002          /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   May 15, 2002          /s/ George Percival
                              Principal Financial Officer

                              (Signing as Principal Financial
                              Officer)

                      PRIDE COMPANIES, L. P.
                           Exhibits to
                       Report to Form 10-Q

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

 4.5 Form of Depositary Receipt for Common Units of Pride Companies, L. P. (incorporated by reference to Exhibit 4.5 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).