Form 10-Q
period 2002-09-30
PRIDE COMPANIES LP
filed 2002-11-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002
                 Commission file number 1-10473

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

               Yes  [X]       No  [ ]

     Indicate the number of units outstanding of each of the issuer's classes of units, as of the latest practicable date.

   Class                        Outstanding at November 1, 2002
   -----                        -------------------------------
Common Units                               4,950,000

     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes  [X]       No  [ ]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PRIDE COMPANIES, L. P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                       September 30,
                                           2002        December 31,
                                        (unaudited)        2001
                                        -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents             $     5,722    $    13,294
  Restricted cash                               762            909
  Accounts receivable, less allowance
    for doubtful accounts                    14,917         14,464
  Inventories                                    83            963
  Other current assets                          500            364
                                        -----------    -----------
    Total current assets                     21,984         29,994

Property, plant and equipment                31,057         30,772
Accumulated depreciation                    (17,863)       (16,809)
                                        -----------    -----------
Property, plant and equipment - net          13,194         13,963

Assets no longer used in the business             -          4,235
Other assets                                     10            105
                                        -----------    -----------
                                        $    35,188    $    48,297
                                        ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities not subject
  to compromise:
  Accounts payable                      $     2,836    $     1,619
  Accrued payroll and related benefits          256            250
  Accrued taxes                               1,407          2,534
  Other accrued liabilities                     883            687
  Current portion of long-term debt             725          2,055
                                        -----------    -----------
    Subtotal                                  6,107          7,145
Current liabilities subject
  to compromise                                 687          8,568
                                        -----------    -----------
    Total current liabilities                 6,794         15,713

Long-term liabilities subject
  to compromise                                   -         15,680
Redeemable preferred equity                  11,500          5,693

Partners' capital:
  Preferred units to the Special
    General Partner (3,145 units
    authorized, 514 units and 3,144
    units outstanding, respectively)            514          3,144
  Common units (5,275,000 units
    authorized, 4,950,000 units
    outstanding)                             16,519          8,374
  General partners' interest                   (139)          (307)
                                        -----------    -----------
                                        $    35,188    $    48,297
                                        ===========    ===========

See accompanying notes.

                     PRIDE COMPANIES, L. P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Three Months Ended September 30,
                                             2002          2001
                                         -----------   -----------
Revenues                                 $    65,941   $    63,364

Cost of sales and operating expenses,
  excluding depreciation                      64,092        60,942
Marketing, general and
  administrative expenses                      1,178           834
Depreciation                                     378           359
                                         -----------   -----------
Operating income                                 293         1,229

Other income (expense):
  Interest income                                 32           252
  Interest expense (including interest
    paid in kind of $0 and $126,
    respectively)                                 (4)          731
  Credit and loan fees                            (1)          (20)
  Loss on sale of assets                         (11)            -
  Other - net                                     (2)            7
                                         -----------   -----------
                                                  14           970
                                         -----------   -----------
Net income from continuing operations
  before reorganization items                    307         2,199

Reorganization items:
  Professional fees and administrative
    expenses                                      51           259
                                         -----------   -----------
Net income from continuing
  operations                                     256         1,940

Discontinued operations:
  Loss on disposal of discontinued
    operations                                    (8)            -
                                         -----------   -----------
Net income from operations                       248         1,940




  Extraordinary gain - Income from
    cancellation of indebtedness                 211             -
                                         -----------   -----------
Net income                               $       459   $     1,940
                                         ===========   ===========

Basic and diluted net income
  per Common Unit:
  Net income from continuing
    operations less preferred
    distributions                        $       .01   $       .12
  Net loss from discontinued operations            -             -
  Extraordinary gain                             .04             -
                                         -----------   -----------
Basic and diluted net income             $       .05   $       .12
                                         ===========   ===========

Numerator for basic and diluted net
  income per Common Unit:
  Net income from continuing
    operations                           $       256   $     1,940
  Preferred distributions                       (216)       (1,345)
                                         -----------   -----------
    Net income from continuing
      operations less preferred
      distributions                               40           595
    Net income from continuing
      operations less preferred
      distributions allocable to 2%
      general partner interest                     1            12
                                         -----------   -----------
    Numerator for basic and diluted net
      income per Common Unit
      from continuing operations
      less preferred distributions       $        39   $       583
                                         ===========   ===========

    Net loss from discontinued
      operations                         $        (8)  $         -
    Net loss from discontinued
      operations allocable to 2%
      general partner interest                     -             -
                                         -----------   -----------
    Numerator for basic and diluted net
      loss from discontinued operations
      per Common Unit                    $        (8)  $         -
                                         ===========   ===========




    Extraordinary gain                   $       211   $         -
    Extraordinary gain allocable to
      2% general partner interest                  4             -
                                         -----------   -----------
    Numerator for basic and diluted
      extraordinary gain per
      Common Unit                        $       207   $         -
                                         ===========   ===========
    Numerator for basic and diluted net
      income per Common Unit             $       238   $       583
                                         ===========   ===========

Denominator:
  Denominator for basic and diluted net
    income per Common Unit                     4,950         4,950
                                         ===========   ===========
See accompanying notes.

                      PRIDE COMPANIES, L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except per unit amounts)
                                      Nine months Ended September 30,
                                             2002          2001
                                         -----------   -----------
Revenues                                 $   167,656   $   195,245

Cost of sales and operating expenses,
  excluding depreciation                     163,810       188,881
Marketing, general and
  administrative expenses                      3,224         2,598
Depreciation                                   1,110         1,085
                                         -----------   -----------
Operating income (loss)                         (488)        2,681

Other income (expense):
  Interest income                                109           904
  Interest expense (including interest
    paid in kind of $2 and $126,
    respectively)                                (38)          235
  Credit and loan fees                           133          (870)
  Gain on sale of assets                       1,141             -
  Other - net                                    (90)          112
                                         -----------   -----------
                                               1,255           381
                                         -----------   -----------
Net income from continuing operations
  before reorganization items                    767         3,062

Reorganization items:
  Professional fees and administrative
    expenses                                     369           630
  Discount on retirement of Debt and
    Redeemable Preferred Equity                  (21)            -
                                         -----------   -----------
Net income from continuing operations            419         2,432

Discontinued operations:
  Loss on disposal of discontinued
    operations                                  (555)            -
                                         -----------   -----------
Net income (loss) from operations               (136)        2,432



  Extraordinary gain - Income from
    cancellation of indebtedness               9,754             -
                                         -----------   -----------
Net income                               $     9,618   $     2,432
                                         ===========   ===========

Basic net income per Common Unit:
  Net income from continuing
    operations less preferred
    distributions                        $      (.04)  $       .03
  Net loss from discontinued operations         (.11)            -
  Extraordinary gain                            1.94             -
                                         -----------   -----------
Basic net income                         $      1.79   $       .03
                                         ===========   ===========

Diluted net income per Common Unit:
  Net income from continuing
    operations less preferred
    distributions                        $      (.03)  $       .03
  Net loss from discontinued operations         (.11)            -
  Extraordinary gain                            1.90             -
                                         -----------   -----------
Diluted net income                       $      1.76   $       .03
                                         ===========   ===========

Numerator for basic net income
  per Common Unit:
  Net income from continuing operations  $       419   $     2,432
  Preferred distributions                       (597)       (2,282)
                                         -----------   -----------
    Net income from continuing
      operations less preferred
      distributions                             (178)          150
    Net income from continuing
      operations less preferred
      distributions allocable to
      2% general partner interest                 (4)            3
                                         -----------   -----------
    Numerator for basic net income
      per Common Unit from
      continuing operations less
      preferred distributions            $      (174)  $       147
                                         ===========   ===========








    Net loss from discontinued
      operations                         $      (555)  $         -
    Net loss from discontinued
      operations allocable to 2%
      general partner interest                   (11)            -
                                         -----------   -----------
    Numerator for basic net loss
      from discontinued operations
      per Common Unit                    $      (544)  $         -
                                         ===========   ===========

    Extraordinary gain                   $     9,754   $         -
    Extraordinary gain allocable to
      2% general partner interest                195             -
                                         -----------   -----------
    Numerator for basic extraordinary
      gain per Common Unit               $     9,559   $         -
                                         ===========   ===========

    Numerator for basic net income
      per Common Unit                    $     8,841   $       147
                                         ===========   ===========

Numerator for diluted net income
  per Common Unit:
  Net income from continuing operations  $       419   $     2,432
  Preferred distributions                       (597)       (2,282)
  Adjustments to compute diluted
    net income:
      Subordinate Note A interest
        expense                                    2             -
                                         -----------   -----------
    Net income from continuing
      operations less preferred
      distributions                             (176)          150
    Net income from continuing
      operations less preferred
      distributions allocable to
      2% general partner interest                 (4)            3
                                         -----------   -----------
    Numerator for diluted net income
      per Common Unit from
      continuing operations less
      preferred distributions            $      (172)  $       147
                                         ===========   ===========






    Net loss from discontinued
      operations                         $      (555)  $         -
    Net loss from discontinued
      operations allocable to 2%
      general partner interest                   (11)            -
                                         -----------   -----------
    Numerator for diluted net loss
      from discontinued operations
      per Common Unit                    $      (544)  $         -
                                         ===========   ===========

    Extraordinary gain                   $     9,754   $         -
    Extraordinary gain allocable to
      2% general partner interest                195             -
                                         -----------   -----------
    Numerator for diluted extraordinary
      gain per Common Unit               $     9,559   $         -
                                         ===========   ===========

    Numerator for diluted net income
      per Common Unit                    $     8,843   $       147
                                         ===========   ===========

Denominator:
  Denominator for basic net income
    per Common Unit                            4,950         4,950
                                         ===========   ===========
  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                          14             -
      B Preferred Units                           40             -
      C Preferred Units                           21             -
                                         -----------   -----------
        Total adjustments                         75             -
                                         -----------   -----------
  Denominator for diluted net income
    per Common Unit                            5,025         4,950
                                         ===========   ===========
See accompanying notes.











                     PRIDE COMPANIES, L. P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                      Nine months Ended September 30,
                                             2002          2001
                                         -----------   -----------
Cash flows from operating activities:
Net income from continuing operations
  before reorganization items            $       767   $     3,062
Net loss from discontinued operations           (555)            -
  Adjustments to reconcile net income
  from continuing operations before
  reorganization items and net loss
  from discontinued operations to net
  cash provided by operating activities
  before reorganization items:
    Depreciation                               1,110         1,085
    Gain on sale of property,
      plant and equipment                     (1,141)          (32)
    Paid in kind interest                          2           126
   Net effect of changes in:
      Restricted cash                            147          (700)
      Accounts receivable                       (453)       (2,541)
      Other current assets                       744           (27)
      Accounts payable and other
        long-term liabilities                  1,217         1,577
      Accrued liabilities                       (925)         (883)
                                         -----------   -----------
        Total adjustments                        701        (1,395)
                                         -----------   -----------
Net cash provided by operating
  activities before
  reorganization items                           913         1,667

Reorganization items:
  Professional fees and administrative
    expenses                                    (369)         (630)
  Extraordinary gain - Income from
    cancellation of indebtedness               9,754             -
  Net effect of changes in:
    Accounts payable and other
      long-term liabilities                  (10,247)            -
    Accrued liabilities                       (1,203)            -
                                         -----------   -----------



Net cash used in operating activities
  from reorganization items                   (2,065)         (630)
                                         -----------   -----------
Net cash provided by (used in)
  operating activities                        (1,152)        1,037

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                   (453)           (6)
  Proceeds from asset disposals                5,488            32
  Other                                           95            40
                                         -----------   -----------
Net cash provided by investing activities      5,130            66

Cash flows from financing activities:
  Redemption of G Preferred Units               (550)            -
                                         -----------   -----------
Net cash used in financing activities
  before reorganization items                   (550)            -

  Payments on pre-petition debt              (11,000)            -
                                         -----------   -----------
Net cash used in financing activities
  from reorganization items                  (11,000)            -
                                         -----------   -----------
Net cash used in financing activities        (11,550)            -
                                         -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                            (7,572)        1,103

Cash and cash equivalents at the
  beginning of the period                     13,294         6,178
                                         -----------   -----------
Cash and cash equivalents at the
  end of the period                      $     5,722   $     7,281
                                         ===========   ===========

See accompanying notes.













                      PRIDE COMPANIES, L. P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L. P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel, and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline. The Partnership's operations are conducted primarily in the State of Texas.
     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000.
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of indebtedness in the amount of $5,334,000 (the "Crude Gathering Sale"). Certain liabilities associated with the Crude Gathering System were retained and have been presented in liabilities subject to compromise at September 30, 2002 and December 31, 2001 (see Note 10). The Partnership also accrued an additional loss of $8,000 and $555,000 on disposal of the discontinued operations in the third quarter of 2002 and the first nine months of 2002, respectively, associated with the claims of five former employees (see below and Notes 5 and 10).
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in and serves as the managing general partner of the Partnership. Pride SGP, Inc. ("Special General Partner" or "Pride SGP") owns a 0.1% general partner interest in and serves as the special general partner of the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owned the G Preferred Units of the Partnership with a stated value of $514,000, as of September 30, 2002 (see Note 8), and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). As a result of the redemption of certain shareholders' (referred to herein as the "Departing Shareholders") interests in Pride SGP on April 3, 2002, all of the outstanding stock of Pride SGP is now owned by certain officers of the Managing General Partner (see Notes 4 and 8). Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively own a 27.3% interest as of September 30, 2002 in the Partnership through their ownership of Common Units. The remaining Common Units, representing an aggregate 65.8% interest in the Partnership, are publicly held. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the U. S. Bankruptcy Court for the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which was the Partnership's primary lender and also owned two-thirds of the Partnership's redeemable preferred equity (see Notes 6 and 7).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.
     On January 11, 2002, the Partnership and Managing General Partner's Bankruptcy Plan was confirmed by the Bankruptcy Court and the Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (see Notes 10 and 11).
     The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.
     Pride Marketing which was inactive has been liquidated.
     Pride SGP's bankruptcy petition was dismissed.

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

3.   Net Income (Loss) Per Common Unit

     Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income (loss) per Common Unit is computed by adjusting the Common Units outstanding and net income (loss) for the potential dilutive effect of the convertible securities and unit appreciation rights.
The adjustment to net income for the potential dilution is $2,000 for the first nine months of 2002. For the first nine months of 2002, the weighted average number of Common Units associated with convertible securities was 75,000. The unit appreciation rights were considered antidilutive since the exercise price was greater than the average market price of the Common Units for the first nine months of 2002. The effect of both the convertible securities and unit appreciation rights was antidilutive for the first nine months of 2001 and the third quarters of 2002 and 2001.

4.   Related Party Transactions

     In accordance with the Partnership Agreement, the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of Management of the Managing General Partner collectively own a 27.3% interest in the Partnership through their ownership of Common Units. Pride SGP has a 0.1% general partner interest, $514,000 in Series G Preferred Units, as of September 30, 2002 (see Note 8), and a 4.9% limited partner interest in the Partnership.
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan,
(ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units,
(v) C Preferred Units and (vi) D Preferred Units (see Notes 6 and 7). The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity (see Notes 6 and 7).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP (see Notes 1, 8 and 10). Under the Pride SGP Settlement Agreement, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership on May 24, 2002 sold the aircraft to the owners of the Managing General Partner and the Chief Financial Officer at the same price and then leased it back at a monthly rental of $18,000 over a term of seven years. The Partnership is responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of the seventh year, the Partnership will have the option to continue leasing the aircraft. The Partnership has the option to purchase the aircraft after the sixth year for $1,300,000.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Common Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

5.   Discontinued Operations

     On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. The Partnership retained certain liabilities associated with the Crude Gathering System.
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 for remediation of the sites. The Partnership does not expect any other future expenditures related to these retained environmental liabilities to be material.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil, the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years.
     In accordance with applicable Bankruptcy rules, a significant portion of this debt was cancelled in the first quarter of 2002 because the holders of such claims did not file timely proofs of claim or because such claims were not allowed even though proofs of claim were timely filed (see Notes 1 and 8).
     The Partnership also accrued an additional loss of $8,000 and $555,000 on disposal of the discontinued operations in the third quarter of 2002 and the first nine months of 2002, respectively, associated with the claims of five former employees (see Note 10).
     As a result of the Bankruptcy, the liabilities of the discontinued operation are included in liabilities subject to compromise along with other prepetition liabilities of the continuing operations at September 30, 2002 and December 31, 2001 (see Note 10).

6.   Long-term Debt

     Wells Fargo Bank, N.A. ("Wells Fargo") currently provides a $721,000 letter of credit for the Partnership which is secured by a certificate of deposit.
     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. Varde concurrently made additional loans to the Partnership. As a result of Varde's assumption of the Partnership's bank debt and additional loans made by it, Varde owned the following securities of the Partnership: $20,000,000 of a Series A Term Loan (the "A Term Loan"), $9,500,000 of a Series B Term Loan (the "B Term Loan"), $4,689,000 of a Series C Term Loan (the "C Term Loan"), $2,500,000 of a Subordinate Note A (the "Subordinate Note A"), $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units"). The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to herein as the debt (the "Debt"). The B Preferred Units, the C Preferred Units and the D Preferred Units are collectively referred to herein as redeemable preferred equity (the "Redeemable Preferred Equity"). Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the sale of the Crude Gathering System being applied to the A Term Loan, scheduled principal payments, payments out of the proceeds from the Partnership's litigation against the United States Defense Energy Support Center and payments under the Varde Settlement Agreement, Varde's interest in such Debt and Redeemable Preferred Equity was completely paid off.
     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity was converted into the New Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan (see Notes 4 and 7).
     Prior to the Initial Ruling by the Bankruptcy Court (see Note
10), the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender.
When the Partnership deposited $9,360,000 in the District Court of Taylor County, Texas (the "Texas Court") on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. From July 27, 2000 through June 30, 2001, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, those accruals were reversed resulting in a credit to interest expense of $514,000 and $236,000 in the third quarter of 2001 and the first nine months of 2001, respectively. In addition, the Partnership recorded paid in kind interest of $126,000 on $1,188,000 of the Subordinate Note A for the period August 23, 2000 to September 30, 2001 as a result of the Initial Ruling.
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see Note 7). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the third quarter of 2001 and the first nine months of 2001, the Deposits with the Texas Court accrued interest income of $194,000 and $678,000, respectively. The Texas Court returned the Deposits along with accrued interest of $1,037,000 to the Partnership in November 2001.
     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears (see Note 7). Prior to the Tender and the three payments by the Partnership to Varde on July 25 and July 26, 2000, totaling $16,606,000 (the "Payments"), the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which bore interest of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling (see Note 10) and the Partnership recorded paid in kind interest of $126,000 for the period August 23, 2000 to September 30, 2001 in the third quarter of 2001 based on the contractual rates on $1,188,000 of the Subordinate Note A. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through January 22, 2002, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001. From November 22, 2001 through January 22, 2002, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management (see Notes 4 and 7).
     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an allowed unsecured claim for $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of these securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions of $5,104,000), respectively). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise.
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 payment to Varde and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions of $2,660,000), respectively) (see Notes 4 and 7).
     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity of the Partnership for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.
     The Partnership does not currently have a working capital loan facility. As a result of its receipt of $5,400,000 from the sale of the remaining Refinery equipment and the Aledo Pipeline and $4,000,000 from the reduction of the Shell deposit, the Partnership believes it does not currently need such a facility. The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements and its planned capital expenditures from cash on hand and cash generated from operations.

7.   Redeemable Preferred Equity

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units which were all redeemable on December 31, 2002 (see Note 6). The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.
     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 6) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 23, 2000 through
June 30, 2001, the Partnership had accrued total interest expense of $348,000 at the Statutory Rate (see Note 6 for the definition of Statutory Interest) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. However, the Bankruptcy Court's Initial Ruling concluded that the Deposits were not a valid tender and the B Preferred Units and C Preferred Units expected to be retired with the Second Deposit and $1,000 of the First Deposit continued to accumulate arrearages (see Notes 6 and 10). As a result of the Bankruptcy Court's Initial Ruling, the accrual was reversed resulting in a credit to interest expense of $348,000 and $140,000 in the third quarter of 2001 and the first nine months of 2001, respectively, and an increase in the accumulated arrearages on the B Preferred Units and C Preferred Units of $626,000 for the period August 31, 2000 to June 30, 2001. For the third quarter of 2001 and the first nine months of 2001, the Partnership accumulated arrearages of $1,345,000 and $2,282,000, respectively, on the Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity during the third quarter of 2002 or the first nine months of 2002. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity.
     On January 22, 2002, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is redeemable in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is redeemable in fifteen equal annual installments beginning on January 22, 2003. For the third quarter of 2002 and the first nine months of 2002, the New Redeemable Preferred Equity accrued distributions of $216,000 and $597,000, respectively. Under the terms of the New Redeemable Preferred Equity, the Partnership will redeem the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000.

8.   Partners' Capital

     At September 30, 2002 and December 31, 2001, Pride SGP held the Series G Preferred Units with a stated value of $514,000 and $3,144,000, respectively ("G Preferred Units"). The Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002 (see Notes 1 and 4). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum.
     At September 30, 2002 and December 31, 2001, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of September 30, 2002, Pride SGP, Management and the public owned 250,000, 1,379,000 and 3,321,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     At September 30, 2002, the Common Units rank behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.
     In accordance with applicable Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such debt did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,800,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000 since those assets were no longer used in its business and to further increase working capital. The gain from the sale of those assets for tax purposes is estimated to be $3,100,000 of which 98% will be allocated to Common Unitholders before any basis adjustment attributable to specific Common Unitholders. Common Unitholders who purchased Common Units after July of 2000 do not have any basis in these assets based on the trading price of the Common Units after such date. Therefore, those Common Unitholders will recognize gain to the extent of their allocable share of the proceeds of $5,400,000. Such gain will be allocated to those Common Unitholders who held Common Units on January 31, 2002.
     As a result of the Partnership paying Varde $11,000,000 on January 22, 2002, Varde will be allocated $3,454,000 of gross income, thus decreasing the amount of gross income allocable to Common Unitholders by 98% of that amount. The reduction in gross income allocated to Common Unitholders will be based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     Common Unitholders will also be allocated 98% of a loss of $2,100,000 on a loan to a subsidiary that is now considered worthless. The deduction will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     The above allocations are in addition to the 98% of taxable income that will be allocated to Common Unitholders from normal operations for the taxable year ended December 31, 2002 adjusted for basis adjustment attributable to specific Common Unitholders. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.
     Tax counsel is currently reviewing certain of the above allocations to see if the tax impact to Common Unitholders can be ameliorated.

9.   Contingencies

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.
     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $29,000 and had accrued for this amount at September 30, 2002.
     The Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System sold to Sun including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of September 30, 2002 for remediation of the sites. The Partnership does not expect any other future expenditures related to these retained environmental liabilities to be material.
     Management does not believe any significant additional amounts will be required to maintain compliance with the study, the retained environmental liabilities of the Crude Gathering System or other environmental requirements other than routine expenditures in the ordinary course of business.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     For the third quarter of 2001 and the first nine months of 2001, the Partnership incurred legal fees and other expenses of $17,000 and $864,000, respectively, in connection with the dispute with Varde.
For the first nine months of 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde. The Partnership did not record any legal fees or expenses related to the dispute with Varde in the third quarter of 2002.
     In the third quarters of 2002 and 2001, the Partnership incurred $51,000 and $259,000, respectively, in bankruptcy related expenses. The Partnership incurred $348,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $630,000 in bankruptcy related expenses for the first nine months of 2002 and 2001, respectively.

10.  Bankruptcy

     On January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see Notes 1, 6 and 7). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 31, 1997. An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001, and the Bankruptcy Court issued its initial ruling ("Initial Ruling") on September 4, 2001.
     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the September 30, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured by the Partnership's assets ("Secured Claims") also were stayed. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.
     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.
     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court.
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde settlement agreement entered into by the Partnership, Varde and others effective October 18, 2001 (the "Varde Settlement Agreement"); and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.
     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").
     At September 30, 2002, liabilities subject to compromise of the crude gathering business (discontinued operations) were $687,000, and all liabilities subject to compromise of the Products Marketing Business (continuing operations) had been paid.
     In the third quarters of 2002 and 2001, the Partnership incurred $51,000 and $259,000, respectively, in bankruptcy related expenses. The Partnership incurred $348,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $630,000 in bankruptcy related expenses for the first nine months of 2002 and 2001, respectively.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants were shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim.
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP. Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional $8,000 in the third quarter of 2002 and has reported it as a loss on disposal of discontinued operations in the third quarter of 2002 since the former employees worked for the Crude Gathering System (see Note 5). For the first nine months of 2002, the Partnership accrued an additional $555,000 and has also reported it as a loss on disposal of discontinued operations.
     Current liabilities subject to compromise at September 30 and December 31, respectively, included the following components (in thousands):

                                            2002         2001
                                         ----------   ----------
   Continuing Operations:
     Subordinate Note A                  $        -   $    1,111
     Allowed Unsecured Claim (Current)            -        4,000
     Accounts payable                             -        1,415
     Accrued liabilities                          -        1,231
   Discontinued Operations:
     Accounts payable                            41          380
     Crude suspense liability                    21          361
     Accrued payroll and related benefits       625           70
                                         ----------   ----------
                                         $      687   $    8,568
                                         ==========   ==========

    Long-term liabilities subject to compromise at September 30 and December 31, respectively, included the following components (in thousands):

                                            2002         2001
                                         ----------   ----------
   Continuing Operations:
     Allowed Unsecured Claim (Long-term) $        -   $    7,000
   Discontinued Operations:
     Crude suspense liability                     -        8,680
                                         ----------   ----------
                                         $        -   $   15,680
                                         ==========   ==========

11.  Plan of Reorganization

     On January 17, 2001, the Partnership filed Bankruptcy with the Bankruptcy Court in Abilene, Texas (see Note 1). On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims are not disputed or who filed proofs of claim that are allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan.
     The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.

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

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations and obligations under the preferred security instruments and (v) fluctuations in refined product prices and their impact on working capital. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings."

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

Third quarter 2002 Compared to Third quarter 2001

     General. Net income for the third quarter of 2002 was $459,000 compared to net income of $1,940,000 for the third quarter of 2001. Included in net income for the third quarter of 2002 was $211,000 in extraordinary gain from cancellation of indebtedness and an additional $8,000 loss on disposal of discontinued operations as a result of the settlement with the five former employees (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" and "Part II. Other Information, Item 1. Legal Proceedings"). Net income from continuing operations was $256,000 in the third quarter of 2002. The decrease in results from continuing operations in the third quarter of 2002 from the third quarter of 2001 was primarily due to an increase in interest expense of $735,000, a decline in gross margin of $683,000, an increase in general and administrative expenses of $344,000 and a decline in interest income of $220,000. In the third quarter of 2001, $862,000 in interest expense accruals were reversed as a result of the Bankruptcy Court's Initial Ruling (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). Interest income declined in the third quarter of 2002 primarily as a result of reporting $194,000 of interest income on the Deposits with the Texas Court in the third quarter of 2001 (see "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). The above mentioned items were partially offset by a decrease in reorganization items of $208,000 as a result of emerging from bankruptcy on January 22, 2002.

     Operating income was $293,000 for the third quarter of 2002 compared to operating income of $1,229,000 for the third quarter of 2001. Depreciation expense was $378,000 for the third quarter of 2002 compared to $359,000 for the third quarter of 2001. Operating income excluding depreciation was $671,000 for the third quarter of 2002 compared to operating income excluding depreciation of $1,588,000 for the third quarter of 2001. Gross margin declined $683,000 from the third quarter of 2001 to the third quarter of 2002 as a result of a decline in gross margins from diesel sales. During the third quarter of 2002, the Partnership marketed 20,998 barrels per day ("BPD") of refined products compared to 19,572 BPD for the third quarter of 2001. The net margin per barrel (after marketing, general and administrative expenses) for the third quarter of 2002 was $0.15 compared to $0.68 for the third quarter of 2001.

First Nine months of 2002 Compared to First Nine months of 2001

     General. Net income for the first nine months of 2002 was $9,618,000 compared to net income of $2,432,000 for the first nine months of 2001. Included in net income for the first nine months of 2002 was $9,754,000 in extraordinary gain from cancellation of indebtedness and a $555,000 loss on disposal of discontinued operations as a result of the settlement with the five former employees (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" and "Part II. Other Information,
Item 1. Legal Proceedings"). Net income from continuing operations was $419,000 in the first nine months of 2002. In the first nine months of 2002, gross margin declined $2,528,000 and general and administrative expenses increased $626,000 from the first nine months of 2001. This was partially offset by a gain on sale of assets of $1,141,000 in the first nine months of 2002.

     In addition, the Partnership reported declines in interest income, credit and loan fees and reorganization items in the first nine months of 2002 from the first nine months 2001 of $795,000, $1,003,000 and $282,000 respectively. Interest income declined in the first nine months of 2002 primarily as a result of reporting $678,000 of interest income on the Deposits with the Texas Court in the first nine months of 2001. Credit and loan fees declined due to a decrease in litigation expenses incurred in the dispute between Varde, the Partnership and Management. Reorganization items declined as a result of emerging from bankruptcy on January 22, 2002.

     The above items were partially offset by an increase in interest expense of $273,000 in the first nine months of 2002 from the first nine months of 2001. In the first nine months of 2001, $376,000 in interest accruals were reversed as a result of the Bankruptcy Court's Initial Ruling (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     Operating loss was $488,000 for the first nine months of 2002 compared to operating income of $2,681,000 for the first nine months of 2001. Depreciation expense was $1,110,000 for the first nine months of 2002 compared to $1,085,000 for the first nine months of 2001. Operating income excluding depreciation was $622,000 for the first nine months of 2002 compared to operating income excluding depreciation of $3,766,000 for the first nine months of 2001. Gross margin declined $2,528,000 from the first nine months of 2001 to the first nine months of 2002 as a result of a decline in gross margins from diesel sales. During the first nine months of 2002, the partnership marketed 19,858 barrels per day ("BPD") of refined products compared to 19,277 BPD for the first nine months of 2001.
The net margin per barrel (after marketing, general and administrative expenses) for the first nine months of 2002 was negative $0.09 compared to positive $0.51 for the first nine months of 2001.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership expects to incur approximately $305,000 from October 1, 2002 through December 31, 2003 on several projects to maintain compliance with various other environmental requirements, including $29,000 related to an investigative study by the Texas Natural Resource Conservation Commission and $92,000 related to the cleanup of an existing leak.
The remaining $184,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in the final stages of Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $29,000 and had accrued for this amount at September 30, 2002.

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

     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the September 30, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured by the Partnership's assets ("Secured Claims") also were stayed. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.

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

     The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.

     At September 30, 2002, liabilities subject to compromise of the crude gathering business (discontinued operations) were $687,000, and all liabilities subject to compromise of the Products Marketing
Business (continuing operations) had been paid.

     In the third quarters of 2002 and 2001, the Partnership incurred $51,000 and $259,000, respectively, in bankruptcy related expenses. The Partnership incurred $348,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $630,000 in bankruptcy related expenses for the first nine months of 2002 and 2001, respectively.

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

     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity was converted into the New
Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan.

     Prior to the Initial Ruling by the Bankruptcy Court, the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the District Court of Taylor County, Texas (the "Texas Court") on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. From July 27, 2000 through June 30, 2001, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, those accruals were reversed resulting in a credit to interest expense of $514,000 and $236,000 in the third quarter of 2001 and the first nine months of 2001, respectively. In addition, the Partnership recorded paid in kind interest of $126,000 on $1,188,000 of the Subordinate Note A for the period August 23, 2000 to September 30, 2001 as a result of the Initial Ruling.

     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearages"). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the third quarter of 2001 and the first nine months of 2001, the Deposits with the Texas Court accrued interest income of $194,000 and $678,000, respectively. The Texas Court returned the Deposits along with accrued interest of $1,037,000 to the Partnership in November 2001.

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearages"). Prior to the Tender and the three payments by the Partnership to Varde on July 25 and July 26, 2000, totaling $16,606,000 (the "Payments"), the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which bore interest of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling (see above) and the Partnership recorded paid in kind interest of $126,000 for the period August 23, 2000 to September 30, 2001 in the third quarter of 2001 based on the contractual rates on $1,188,000 of the Subordinate Note A. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.

     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through January 22, 2002, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001. From November 22, 2001 through January 22, 2002, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Cash Distributions and Preferred Arrearages").

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

     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions of $2,660,000), respectively) (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearages").

     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity of the Partnership for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the first nine months of 2002, cash was provided by a decrease in other current assets due to the sale of miscellaneous diesel inventory on hand at December 31, 2001 and an increase in accounts payable as a result of increased product prices and was partially offset by an increase in accounts receivable as a result of increased product prices and a decrease in accrued liabilities due to a reduction in the excise taxes payable at September 30, 2002. For the first nine months of 2001, cash was utilized as a result of an increase in accounts receivable (resulting from increased sales of refined product) and a decrease in accrued liabilities due to a reduction in the excise taxes payable at September 30, 2001 which was partially offset by an increase in accounts payable (resulting from increased purchases of refined product).

     The Partnership's ability to improve its profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under the military aviation fuel contract with the Government which began April 1, 2002 and ends March 31, 2003, the Partnership will supply approximately 34,325,000 gallons, which is a 4% increase from the volumes that it supplied under the previous contract with the Government, which began April 1, 2001 and ended March 31, 2002. The Partnership believes that its profit margins under the current contract should be similar to those under the previous contract.

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

Capital Expenditures

     Capital expenditures totaled $12,000 and $453,000 for the third quarter of 2002 and the first nine months of 2002, respectively, compared to $2,000 and $6,000 for the third quarter of 2001 and the first nine months of 2001, respectively. In the first quarter of 2002, the Partnership had included $1,817,000 in capital expenditures related to the purchase of an aircraft. Since the aircraft was subsequently sold to Management for $1,817,000 in the second quarter of 2002, the Partnership excluded that amount from capital expenditures in the second quarter of 2002 and the first nine months of 2002. The Partnership is now leasing the aircraft from Management (see Note 4 in the Financial Statements for additional information on the lease terms).

     Management anticipates spending an aggregate of $305,000 in the last three months of 2002 and in the year 2003 for environmental expenditures. The Partnership had accrued $121,000 at September 30, 2002 and currently expects to incur $70,000 and $114,000 for additional environmental expenditures in the ordinary course of business for the remaining portion of 2002 and for 2003, respectively.

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

     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity") would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 23, 2000 through June 30, 2001, the Partnership had accrued total interest expense of $348,000 at the Statutory Rate (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" for the definition of Statutory Interest) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. However, the Bankruptcy Court's Initial Ruling concluded that the Deposits were not a valid tender and the B Preferred Units and C Preferred Units expected to be retired with the Second Deposit and $1,000 of the First Deposit continued to accumulate arrearages (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). As a result of the Bankruptcy Court's Initial Ruling, the accrual was reversed resulting in a credit to interest expense of $348,000 and $140,000 in the third quarter of 2001 and the first nine months of 2001, respectively, and an increase in the accumulated arrearages on the B Preferred Units and C Preferred Units of $626,000 for the period August 31, 2000 to June 30, 2001.
For the third quarter of 2001 and the first nine months of 2001, the Partnership accumulated arrearages of $1,345,000 and $2,282,000, respectively, on the Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity during the third quarter of 2002 or the first nine months of 2002. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity.

     On January 22, 2002, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 22, 2012 and is redeemable in ten equal annual installments beginning on January 22, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 22, 2017 and is redeemable in fifteen equal annual installments beginning on January 22, 2003. For the third quarter of 2002 and the first nine months of 2002, the New Redeemable Preferred Equity accrued distributions of $216,000 and $597,000, respectively. Under the terms of the New Redeemable Preferred Equity, the Partnership will redeem the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000.

     At September 30, 2002 and December 31, 2001, Pride SGP held the Series G Preferred Units with a stated value of $514,000 and $3,144,000, respectively ("G Preferred Units"). The Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and certain shareholders of Pride SGP (referred to herein as the "Departing Shareholders") on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum.

     At September 30, 2002 and December 31, 2001, 4,950,000 common limited partner units ("Common Units") were outstanding, representing a 98% limited partner interest. As of September 30, 2002, Pride SGP, Management and the public owned 250,000, 1,379,000 and 3,321,000 Common Units, respectively. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder").

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

     At September 30, 2002, the Common Units rank behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.

     In accordance with applicable Bankruptcy rules, certain of the Partnership's debt is being cancelled because the holders of such debt did not file timely proofs of claim or because such claims are not allowed even though proofs of claim were timely filed. As a result, the Partnership is required to recognize income with respect to such debt cancellation and, subject to the possible availability of offsetting deductions, to allocate the resulting net taxable income to Common Unitholders even though the Common Unitholders do not receive a distribution of cash. The Partnership estimates taxable income of $9,800,000 related to cancellation of indebtedness income of which 98% will be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

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

     Tax counsel is currently reviewing certain of the above allocations to see if the tax impact to Common Unitholders can be ameliorated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Under an agreement with Shell, Shell maintained refined products inventory for the Partnership during the third quarters of 2002 and 2001 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     The Partnership did not have any debt outstanding under credit facilities as of September 30, 2002.

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

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation
Commission. Management estimates the remaining cost to comply with this study approximates $29,000 and had accrued for this amount at September 30, 2002.

     The Partnership continues to be responsible for certain environmental liabilities associated with the crude gathering system sold to Sun Pipe Line Services, Inc. ("Sun") including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of September 30, 2002 for remediation of the sites. The Partnership does not expect any other future expenditures related to these retained environmental liabilities to be material (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Other Factors").

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

     For the third quarter of 2001 and the first nine months of 2001, the Partnership incurred legal fees and other expenses of $17,000 and $864,000, respectively, in connection with the dispute with Varde. For the first nine months of 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde. The Partnership did not record any legal fees or expenses related to the dispute with Varde in the third quarter of 2002.

     In the third quarters of 2002 and 2001, the Partnership incurred $51,000 and $259,000, respectively, in bankruptcy related expenses. The Partnership incurred $348,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management) and $630,000 in bankruptcy related expenses for the first nine months of 2002 and 2001, respectively.

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

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP (see "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition - Financial Resources and Liquidity"). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.

     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional $8,000 in the third quarter of 2002 and has reported it as a loss on disposal of discontinued operations in the third quarter of 2002 since the former employees worked for the crude gathering system. For the first nine months of 2002, the Partnership accrued an additional $555,000 and has also reported it as a loss on disposal of discontinued operations.

     On January 17, 2001, the Partnership filed Bankruptcy with the Bankruptcy Court in Abilene, Texas (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims are not disputed or who filed proofs of claim that are allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan.

     The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. The Partnership recorded paid in kind interest of $126,000 on $1,188,000 of the Subordinate Note A for the period August 23, 2000 to September 30, 2001 in the third quarter of 2001 as a result of the Initial Ruling (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). Distributions in excess of those limitation on the Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Cash Distributions and Preferred Arrearages") accumulated in arrears. Distributions on the B Preferred Units, C Preferred Units and D Preferred Units are payable on the 5th day of the second month in each quarter. For the third quarter of 2001 and the first nine months of 2001, the Partnership accumulated arrearages of $1,345,000 and $2,282,000, respectively, on these preferred equity securities.

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


                              PRIDE COMPANIES, L. P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   November 14, 2002     /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   November 14, 2002     /s/ George Percival
                              Principal Financial Officer

                              (Signing as Principal Financial
                              Officer)

                      CERTIFICATION PURSUANT TO
            18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pride Companies, L.P. (the "Partnership"), on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: November 14, 2002            By:  /s/Brad Stephens
                                        Brad Stephens
                                        Chief Executive Officer


Date: November 14, 2002            By:  /s/George Percival
                                        George Percival
                                        Principal Financial Officer

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