Form 10-K
period 2002-12-31
PRIDE COMPANIES LP
filed 2003-04-01
CIK 859636

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002
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

               Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

               Yes  [ ]       No  [X]

     The aggregate market value of the 3,321,000 Common Units held by non-affiliates of the Partnership as of December 31, 2002 was approximately $2,424,000, which was computed using the closing sales price of the Common Units on June 18, 2002 (which was the last business day in the second quarter of 2002 that the Common Units traded).

Number of Common Units outstanding as of March 28, 2003: 4,950,000

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

Item 10. Directors and Executive Officers of the Partnership

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial
           Owners and Management

Item 13. Certain Relationships and Related Transactions




                                PART IV

Item 14. Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

                               PART I

Items 1 and 2. Business and Properties

General

     Pride Companies, L. P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline (see "Long-Term Product Supply Agreement"). The Partnership's operations are conducted primarily in the State of Texas.

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

     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. See "Partnership Operations and Products - Crude Gathering System." Certain liabilities associated with the Crude Gathering System were retained and have been presented in accounts payable and liabilities subject to compromise at December 31, 2002 and 2001, respectively.
The Partnership also accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002, associated with the claims of five former employees since the former employees worked for the Crude Gathering System (see "Item
3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity").
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in, and serves as the managing general partner of, the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in, and serves as the special general partner of, the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owned the Series G Preferred Units of the Partnership with a stated value of $514,000 ("G Preferred Units"), as of December 31, 2002, and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units") (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity"). As a result of the redemption of certain shareholders' (referred to herein as the "Departing Shareholders") interests in Pride SGP on April 3, 2002, all of the outstanding stock of Pride SGP is now owned by certain officers of the Managing General Partner (See "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity" and "Item 13. Certain Relationships and Related Transactions"). Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively own a 39.7% interest as of March 11, 2003 in the Partnership through their ownership of Common Units (see "Item 10. Directors and Executive Officers of the Partnership" and "Item 12. Security Ownership of Certain Beneficial Owners and Management"). The remaining Common Units, representing an aggregate 53.4% interest in the Partnership, are publicly held. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.

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

     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Third Amended and Restated Joint Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively, the "Plan") after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date") (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition
- Financial Resources and Liquidity").

     Pride SGP's bankruptcy petition was dismissed on May 2, 2002.

     Pride Marketing, which was inactive, was liquidated on July 17, 2002.

     The Partnership's principal business consists of marketing conventional gasoline, low sulfur diesel fuel and military aviation fuel. The San Angelo Pipeline transports products from the Abilene Terminal to Dyess Air Force Base ("Dyess") in Abilene and to the San Angelo Terminal.

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

Partnership Operations and Products

     Products Marketing Business. The Partnership receives refined products from Shell at the Abilene Terminal and Aledo Terminal to market through its Products Terminals in Abilene, San Angelo, and Aledo. The Partnership transports refined products from the Abilene Terminal to Dyess in Abilene and to the Partnership's San Angelo Terminal through the San Angelo Pipeline. Prior to idling the Refinery, the Partnership operated the Aledo Pipeline that transported refined products from the Abilene Terminal to the Aledo Terminal. The Aledo Pipeline was idled in April 1998, since Shell's pipeline is connected to the Aledo Terminal. As discussed earlier, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon for $5,400,000 on January 18, 2002.

     The Partnership delivers military aviation fuel to Dyess by pipeline and trucks military aviation fuel from both the Abilene Terminal and Aledo Terminal to other military installations supplied by the Partnership. Conventional gasoline is marketed through the Partnership's Products Terminals to non-military customers in the Abilene area, the San Angelo area, and the communities west of the DFW metropolitan area along Interstate 20. Low sulfur diesel fuel is also marketed through the Products Terminals to non-military customers in the Abilene area, the San Angelo area, and the DFW metropolitan area.

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

     Sales of military aviation fuel constitute a significant portion of the Partnership's revenues. See "Markets and Competition" below. The expected volumes under the most recently awarded contract are 20,450,000 gallons compared to 34,325,000 gallons under the previous contract. The Partnership believes that its profit margins under the new contract will be approximately $626,000 less than those under the previous contract. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors." The Bankruptcy has not affected the contract the Partnership has with the United States of America (the "Government").

     The Partnership and its predecessors have been supplying products to Joint Reserve and Dyess since the early 1960s. Management believes that there will continue to be strong demand for military aviation fuel in the Partnership's market area in the foreseeable future; however, due to increased competition, the amount of military aviation fuel supplied by the Partnership, under its last five contracts relating thereto, was at reduced volumes from contracts prior to 1998. Furthermore, any future contracts may be at further reduced volumes. Dyess is an Air Combat Command facility (it was formerly a strategic air command facility) and is the primary training base for the B-1 bomber crews. In addition, Dyess also has two worldwide deployable airlift squadrons which fly the C-130 Hercules. Under a contract with the Government that was effective from April 1, 2002 through March 31, 2003, the Partnership contracted to sell military aviation fuel to Dyess, Joint Reserve, AASF in Dallas, Texas, and AASF in Grand Prairie, Texas. Under a new contract with the Government that is effective from April 1, 2003 through March 31, 2004, the Partnership will supply military aviation fuel to Dyess, Joint Reserve, Raytheon in Greenville, Texas, AASF in Dallas, Texas, and Goodfellow Air Force Base in San Angelo, Texas. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results - Other Factors."

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

     In addition to its primary market areas in Abilene and San
Angelo for conventional gasoline and low sulfur diesel fuel, the Partnership has access to a secondary market in the small communities west of DFW along Interstate 20 for conventional gasoline and the DFW metropolitan area for low sulfur diesel fuel. The San Angelo market area is accessible via the San Angelo Pipeline that is connected to storage tanks at the Abilene Terminal. Market demand for gasoline and diesel in Abilene and in San Angelo is estimated to be approximately 17,500 BPD and 11,000 BPD, respectively. Market demand for petroleum products in the Dallas - Fort Worth area is estimated to be approximately 343,000 BPD, with reformulated gasoline, diesel and a limited amount of conventional gasoline accounting for an aggregate of 195,000 BPD.

     The Partnership sells gasoline to branded product companies and to unbranded dealers. Low sulfur diesel fuel is primarily sold to truck stops and end users with a limited amount sold to other branded product companies. A number of major petroleum product marketers in West Texas do not have local refinery facilities or sales terminals. Accordingly, such marketers supplement their local needs by purchases or product exchanges with local suppliers, such as the Partnership. The Partnership currently sells or exchanges diesel, conventional gasoline, and military aviation fuel, depending on local market needs throughout the region. Some of the marketers in the area that purchase from or exchange refined products with the Partnership include Alon, ChevronTexaco ("Chevron"), Exxon Mobil, Shell, Star Enterprise and Valero. The Partnership has two exchange agreements and two sales agreements with certain of these companies for product supplied out of the Abilene Terminal; three exchange agreements and one sales agreement with certain of these companies for products supplied out of the San Angelo Terminal; and one exchange agreement and one sales agreement with certain of these companies for product supplied out of the Aledo Terminal. After the Bankruptcy, one of the marketers in the Partnership's area cancelled an exchange agreement for product supplied out of the Aledo Terminal and San Angelo Terminal. The Partnership does not expect any further cancellations; however, such events are outside the Partnership's control. The exchange agreements have enabled the Partnership to expand its marketing area to Amarillo, Big Spring, Fort Worth and Midland/Odessa, Texas without incurring transportation costs to these cities. Prior to March 31, 2000, the Partnership had operated several retail fueling facilities.

Customers

     Two of the Partnership's major customers are the DESC and Chevron. Revenues from the DESC comprised 11.2%, 12.8% and 17.2% of total revenues from the Products Marketing Business in 2002, 2001 and 2000, respectively. Revenues from Chevron comprised 4.3%, 7.5% and 8.1% of total revenues from the Products Marketing Business in 2002, 2001 and 2000, respectively.

     At December 31, 2002 and 2001, the Partnership had $1,906,000 and $537,000, respectively, in receivables from the DESC and $1,015,000 and $971,000, respectively, in receivables from Chevron.

Long-Term Product Supply Agreement

     In 1997, the Partnership executed a long-term product supply agreement (see "General") with Shell to supply gasoline, diesel fuel and jet fuel to the Partnership. The Shell Agreement has a 10-year primary term which began in April 1998 (the "Primary Term"), the date Shell completed its system of pipelines and terminals. The Shell Agreement also has two-year renewal provisions for up to an additional 10 years. Commencing in March 2003, if Shell determines that shipment of products on its products pipeline is no longer economical due to product prices, then Shell may notify the Partnership of proposed redetermined prices. If the Partnership does not accept such redetermined prices, then Shell may elect to terminate the Shell Agreement by 18 months' written notice. After the Primary Term, if either party under the Shell Agreement can demonstrate that the prices for delivered products under the Shell Agreement are producing cash flows materially below that received during the Primary Term, then such party may notify the other party of proposed prices it must receive to continue. If the other party does not accept such redetermined pricing, then the other party may elect not to renew the Shell Agreement not less than one year prior to the end of the current term. The Shell Agreement may furthermore be terminated upon any breach by the other party which continues beyond 30 days following notice of breach. Additionally, the Shell Agreement provides that the Partnership will purchase all gasoline, diesel and jet fuel which it may desire to purchase, exclusively from Shell. The Partnership's cost for such product is based primarily on the market price in the area in which the products are received less a discount. The Partnership uses Shell products to supply its existing customer base, which includes wholesale customers, exchange partners, and military bases, primarily using the Products Terminals and San Angelo Pipeline.

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

     During the Bankruptcy, Shell continued providing refined products to the Partnership. As of December 31, 2002, the Partnership's purchases were secured by a cash deposit of $10,000,000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - Financial Condition - Financial Resources and
Liquidity").

Employees

     As of December 31, 2002, the Partnership had 33 full-time employees.

Environmental Matters

     The Partnership's activities involve the transportation, storage, and marketing of refined petroleum products that constitute or contain substances regulated under certain federal and state environmental laws and regulations. The Partnership is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater as well as other environmental laws and regulations, including those governing the handling, release and cleanup of hazardous materials and wastes. The Partnership has from time to time expended resources, both financial and managerial, to comply with environmental regulations and permit requirements and anticipates that it will continue to be required to expend financial and managerial resources for this purpose in the future. For the year ending December 31, 2003, the Partnership expects to spend $15,000 related to an investigative study by the Texas Natural Resource Conservation Commission. The Partnership spent $50,000, $31,000 and $217,000 related to that study for the years ended December 31, 2002, 2001 and 2000, respectively. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results."

Forward Looking Statements

     This Form 10-K contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Shell and the availability of such products, (ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its obligations under the preferred security instruments and (v) fluctuations in refined product prices and their impact on working capital. See "Item 3. Legal Proceedings" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Operating Results."

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

     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $15,000 and had accrued for this amount at December 31, 2002. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than routine expenditures in the ordinary course of business.

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

     Out of the Net DESC Proceeds, the Partnership paid $16,606,000 on the Debt and deposited $16,360,000 with the District Court of Taylor County, Texas ("Texas Court") pending resolution of the Partnership's dispute with Varde (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" for the definition of Debt). The remaining $15,680,000 of the Net DESC Proceeds, as permitted by the Bankruptcy Court, was used for working capital.

     Before the dispute with Varde, the Partnership had planned on retiring the Redeemable Preferred Equity (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition") with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).

     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" for the definitions of Payments and Deposits).

     In accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the judgment would be allocated to the Common Unitholders. Under that convention, Common Unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership also took the position that suspended losses would be available to Common Unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with that position. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. The Partnership suggested that Common Unitholders should consult with their own tax advisors regarding the use of suspended losses.

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

     On January 17, 2001, the Partnership filed Bankruptcy under Chapter 11 of the Federal Bankruptcy Code (see "Items 1. and 2. Business and Properties - Partnership Operations and Products - General"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by the above mentioned actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition").

     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing each filed Bankruptcy under Chapter 11 of the Federal Bankruptcy Code, and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see "Items 1. and 2. Business and Properties - Partnership Operations and Products - General" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition").

     On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership held in April 2001 (the "Initial Ruling"). The Bankruptcy Court held, among other things, that Varde was not owed $17,621,000 as a transaction fee and therefore all payments to Varde had to be applied against the Debt and Redeemable Preferred Equity; the Tender (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition") was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender; and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates. The Bankruptcy Court did not rule on the propriety or significance of Varde's acceleration of the Debt.

     On October 18, 2001, Varde, the Partnership and Management entered into a settlement agreement ("Varde Settlement Agreement") that ended the litigation between them. The Varde Settlement Agreement was subsequently approved by the Bankruptcy Court on November 15, 2001. Under the Varde Settlement Agreement, Varde received $12,000,000 on November 21, 2001 and an allowed unsecured claim of $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") or a total of $23,000,000 for its two-thirds interest in the remaining Debt and Redeemable Preferred Equity (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity"). The Partnership paid Varde the $11,000,000 Allowed Unsecured Claim on January 22, 2002 and received the $2,000,000 discount mentioned above. Management received $11,500,000 of New Redeemable Preferred Equity (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity") for its one-third interest in the remaining Debt and Redeemable Preferred Equity on the Effective Date (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity" and "Item 13. Certain Relationships and Related Transactions").

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

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into a settlement agreement with Pride SGP and the Departing Shareholders of Pride SGP ("Pride SGP Settlement Agreement") (see "Items 1. and 2. Business and Properties - Partnership Operations and Products - General"). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.

     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002 since the former employees worked for the Crude Gathering System.

     For the years ended December 31, 2001 and 2000, the Partnership incurred legal fees and other expenses of $900,000 and $1,172,000, respectively, in connection with the dispute with Varde. For the year ended December 31, 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde.

     For the years ended December 31, 2002, 2001 and 2000, the
Partnership incurred $365,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management), $1,294,000 (includes a premium of $183,000 related to the Varde
Settlement Agreement) and $55,000, respectively, in bankruptcy related expenses.

     The Partnership previously disclosed that it estimated taxable income of approximately $9,800,000 would be required to be recognized and reported for the year ended December 31, 2002 as a result of what was assumed to be cancellation of debt as a result of the holders of certain of the Partnership's debt not filing timely proofs of claim in the Bankruptcy. The Partnership reported that 98% of such income would be allocated to Common Unitholders. Based upon independent legal advice, the Partnership has determined that the situation should not be deemed to result in cancellation of debt of the Partnership, and that it is not appropriate to report any income therefrom for tax purposes. The Partnership also believes, based upon the independent legal advice it has received, that if a challenge to this treatment by the Internal Revenue Service ("IRS") were successful and cancellation of indebtedness income were found to exist in 2002, then such income should be allocated solely to the general partners of the Partnership and not to the Common Unitholders. There are, however, significant uncertainties regarding the Partnership's tax position and no assurance can be given that the Partnership's position will be sustained if challenged by the IRS. If the Partnership's tax position on both of these issues were successfully challenged, as previously disclosed by the Partnership, the Common Unitholders would be allocated 98% of an estimated $9,754,000 of income based on the number of months each Common Unitholder held his Units during calendar year 2002, without a corresponding distribution of cash to offset the potential tax liability. In that event, the Common Unitholders would also be liable for interest on any unpaid tax, plus possible penalties. No letter ruling has been or will be obtained from the IRS by the Partnership regarding this issue. If the Partnership's tax position on this matter prevails and the Partnership is subsequently liquidated and its net assets distributed to the Common Unitholders and the general partners, the amount distributable to Pride SGP or the general partners (depending on whether the first position or second position prevails) of the Partnership potentially will increase, and the aggregate amount distributable to the Common Unitholders potentially will decrease, by up to 98% of $9,754,000; however, Pride SGP has agreed to subordinate the increase in its capital account that would result in it receiving the increased distribution on liquidation in exchange for the redemption of the remaining G Preferred Units held by Pride SGP for their stated value of $514,000. The redemption is expected to occur in April 2003. The Managing General Partner has not agreed to subordination should the second position prevail.

     On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000 since those assets were no longer used in its business and to further increase working capital. The gain from the sale of those assets for tax purposes was $3,224,000 of which 98% was allocated to Common Unitholders before any basis adjustment attributable to specific Common Unitholders. Common Unitholders who purchased Common Units after July of 2000 did not have any basis in these assets based on the trading price of the Common Units after such date. Therefore, those Common Unitholders recognized gain to the extent of their allocable share of the proceeds of $5,400,000. Such gain was allocated to those Common Unitholders who held Common Units on January 31, 2002.

     As a result of the Partnership paying Varde $11,000,000 on January 22, 2002, Varde was allocated $3,454,000 of gross income, thus decreasing the amount of gross income allocable to Common Unitholders by 98% of that amount. The reduction in gross income allocated to Common Unitholders was based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

     Common Unitholders were also allocated 98% of a loss of $2,108,000 on a loan to a subsidiary that is now considered worthless. The deduction was allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.

     The above allocations are in addition to the 98% of taxable income that was allocated to Common Unitholders from normal operations for the taxable year ended December 31, 2002 adjusted for basis adjustment attributable to specific Common Unitholders. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset any allocation of income for the year ended December 31, 2002. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during fiscal year 2002.

                              PART II

Item 5. Market for Partnership's Common Units and Related Unitholder
         Matters

     The Partnership's Common Units are traded on the NASDAQ OTC bulletin board under the symbol PRDE. The following tables set forth, for the periods indicated, the high and low closing prices of the Common Units in 2002 and 2001 on the NASDAQ OTC bulletin board. Quotations on the NASDAQ OTC bulletin board reflect interdealer, without retail mark-up, mark-down, or commission, prices and may not necessarily represent actual transactions. No distributions were made on the Common Units during the past two fiscal years.


NASDAQ OTC Bulletin Board
-------------------------

     2001                    HIGH        LOW
     ----                    ----        ---
First Quarter              $ 0.38      $ 0.16

Second Quarter               0.40        0.25

Third Quarter                0.90        0.33

Fourth Quarter               0.89        0.56

    2002                     HIGH        LOW
    ----                     ----        ---

First Quarter              $ 0.80      $ 0.64

Second Quarter               0.88        0.73

Third Quarter                0.84        0.43

Fourth Quarter               1.01        0.58


     Based on information received from its transfer agent and servicing agent, the Partnership estimates the number of beneficial Common Unitholders of the Partnership at December 31, 2002 to be approximately 2,700.

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

     The income statement data and balance sheet data for the year 1998 has been restated to reflect the Crude Gathering System as a discontinued operation.

(The following table should be printed on 14" x 8.5" paper)

                                                   SELECTED FINANCIAL DATA
                         (In thousands, except per unit amounts, operating data and footnote amounts)
                                                            Year Ended December 31,
                                             -----------------------------------------------------------------
                                                1998         1999         2000         2001         2002
                                                ----         ----         ----         ----         ----
Income Statement Data:
  Revenues
    Products Marketing Business              $ 121,189<F1>$ 130,604    $ 234,929    $ 236,510    $ 234,234
    Net DESC Proceeds                                -            -       36,257<F11>       -            -
  Costs of sales and operating
    expenses, excluding depreciation           115,454      126,424      230,144      229,280      228,282
  Marketing, general and administrative
    expenses                                     3,761        3,700        3,406        3,434        4,081
  Depreciation                                   1,422        1,496        1,467        1,444        1,490
                                              --------     --------     --------     --------     --------
  Operating income (loss)                          552       (1,016)      36,169        2,352          381
                                              --------     --------     --------     --------     --------
  Other net                                        322          505        1,016        1,047           56
  Net interest income from DESC                      -            -       12,389<F11>       -            -
  Interest expense                              (5,647)<F3>  (5,095)<F3>  (1,244)<F3>     222          (40)
  Credit and loan fees <F4>                     (1,646)      (2,080)      (4,921)        (907)         131
  Gain on sale of assets                             -            -            -            -        1,240
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations before reorganization items      (6,419)      (7,686)      43,409        2,714        1,768

  Reorganization items:
    Professional fees and
      administrative expenses                        -            -            -        1,111          386
    Premium (discount) on retirement of Debt
      and Redeemable Preferred Equity                -            -            -          183          (21)
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations                                  (6,419)      (7,686)      43,409        1,420        1,403

  Discontinued operations <F10>:
    Income (loss) from operations of
      the Crude Gathering System prior
      to August 1, 1999                         (2,138)<F2>     269<F2>        -            -
    (Loss) on disposal                               -         (251)           -            -         (555)
                                              --------     --------     --------     --------     --------
  Net income (loss) from operations             (8,557)      (7,668)      43,409        1,420          848

  Extraordinary gain - income from
    cancellation of indebtedness                     -            -            -            -        9,754
                                              --------     --------     --------     --------     --------
  Net income (loss)                          $  (8,557)   $  (7,668)   $  43,409    $   1,420    $  10,602
                                              ========     ========     ========     ========     ========
    Basic net income (loss) per Common
      Unit:
        Net income (loss) from continuing
          operations                         $   (1.62)   $   (1.89)   $    8.26    $   (0.27)   $    0.11
        Net loss from discontinued
          operations                             (0.42)           -            -            -        (0.11)
        Extraordinary gain                           -            -            -            -            -
                                              --------     --------     --------     --------     --------
          Basic net income (loss)            $   (2.04)   $   (1.89)   $    8.26    $   (0.27)   $       -
                                              ========     ========     ========     ========     ========

    Diluted net income (loss) per Common
      Unit:
        Net income (loss) from continuing
          operations                         $   (1.62)   $   (1.89)   $    5.82    $   (0.27)   $    0.11
        Net loss from discontinued
          operations                             (0.42)           -            -            -        (0.11)
        Extraordinary gain                           -            -            -            -            -
                                              --------     --------     --------     --------     --------
          Diluted net income (loss)          $   (2.04)   $   (1.89)   $    5.82    $   (0.27)   $       -
                                              ========     ========     ========     ========     ========
  Numerator:
  Basic net income (loss) from continuing
    operations                               $  (6,419)   $  (7,686)   $  43,409    $   1,420    $   1,403
  Preferred distributions<F5>                   (1,763)      (1,854)      (1,683)      (2,806)        (827)
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations less preferred
    distributions                               (8,182)      (9,540)      41,726       (1,386)         576
  Net income (loss) from continuing
    operations less preferred
    distributions allocable to 2%
    general partners' interest                    (163)        (191)         835          (28)          12
                                              --------     --------     --------     --------     --------
  Numerator for basic net income
    (loss) from continuing operations
    less preferred distributions per
    Common Unit                              $  (8,019)   $  (9,349)   $  40,891    $  (1,358)   $     564
                                              ========     ========     ========     ========     ========
  Net income (loss) from discontinued
    operations                               $  (2,138)   $      18    $       -    $       -    $    (555)
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                             (43)           -            -            -          (11)
                                              --------     --------     --------     --------     --------
  Numerator for basic net income
    (loss) from discontinued operations
    per Common Unit                          $  (2,095)   $      18    $       -    $       -    $    (544)
                                              ========     ========     ========     ========     ========

  Extraordinary gain                                 -            -            -            -        9,754
  Extraordinary gain allocable 100%
    to general partners' interest                    -            -            -            -        9,754
                                              --------     --------     --------     --------     --------
  Numerator for basic extraordinary
    gain per Common Unit                     $       -    $       -    $       -    $       -    $       -
                                              ========     ========     ========     ========     ========
  Numerator for basic net income
    (loss) per Common Unit                   $ (10,114)   $  (9,331)   $  40,891    $  (1,358)   $      20
                                              ========     ========     ========     ========     ========


  Diluted net income (loss) from
    continuing operations                    $  (6,419)   $  (7,686)   $  43,409    $   1,420    $   1,403
  Preferred distributions<F5>                   (1,763)      (1,854)      (1,683)      (2,806)        (827)
  Adjustments to compute diluted net income
    (loss):
      Subordinate Note A interest expense            -            -          186            -            -
      B Preferred Unit distributions                 -            -          795            -            -
      C Preferred Unit distributions                 -            -          427            -            -
                                              --------     --------     --------     --------     --------
  Net income (loss) from continuing
    operations less preferred
    distributions                               (8,182)      (9,540)      43,134       (1,386)         576
  Net income (loss) from continuing
    operations less preferred
    distributions allocable to 2%
    general partners' interest                    (163)        (191)         863          (28)          12
                                              --------     --------     --------     --------     --------
  Numerator for diluted net income
    (loss) from continuing operations
    less preferred distributions
    per Common Unit                          $  (8,019)   $  (9,349)   $  42,271    $  (1,358)   $     564
                                              ========     ========     ========     ========     ========

  Net income (loss) from discontinued
    operations                               $  (2,138)   $      18    $       -    $       -    $    (555)
  Net income (loss) from discontinued
    operations allocable to 2% general
    partners' interest                             (43)           -            -            -          (11)
                                              --------     --------     --------     --------     --------
  Numerator for diluted net income
    (loss) from discontinued
    operations per Common Unit               $  (2,095)   $      18    $       -    $       -    $    (544)
                                              ========     ========     ========     ========     ========

  Extraordinary gain                         $       -    $       -    $       -    $       -    $   9,754
  Extraordinary gain allocable 100%
    to general partners' interest                    -            -            -            -        9,754
                                              --------     --------     --------     --------     --------
  Numerator for diluted extraordinary
    gain per Common Unit                     $       -    $       -    $       -    $       -    $       -
                                              ========     ========     ========     ========     ========
  Numerator for diluted net income
    (loss) per Common Unit                   $ (10,114)   $  (9,331)   $  42,271    $  (1,358)   $      20
                                              ========     ========     ========     ========     ========
  Cash distributions declared per
    Common Unit                              $       -    $       -    $       -    $       -    $       -

  Denominator <F6>:
  Denominator for basic net income
    (loss) per Common Unit:                      4,950        4,950        4,950        4,950        4,950
  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                             -            -          292            -            -
      B Preferred Units                              -            -        1,315            -            -
      C Preferred Units                              -            -          705            -            -
                                              --------     --------     --------     --------     --------
        Total adjustments                            -            -        2,312            -            -
                                              --------     --------     --------     --------     --------
  Denominator for diluted net income
    (loss) per Common Unit:                      4,950        4,950        7,262        4,950        4,950
                                              ========     ========     ========     ========     ========
Balance Sheet Data (at end of period):
  Net property, plant and equipment          $  17,518    $  16,621    $  15,301    $  13,963    $  13,013
  Total assets                                  44,107       47,506       56,069       48,297       40,058
  Long-term debt (including current
    maturities) <F7>                            39,594       25,799        9,359       14,166            -
  Redeemable Preferred Equity                   19,529 <F8>  17,079 <F8>  17,079        5,693       11,500
  Partners' capital (deficiency)               (23,990)     (28,514)<F8>  14,895 <F8>  11,211 <F8>  17,878 <F8>

Operating Data Continuing Operations (BPD):
  Products Marketing Business
    Product sales                               13,267<F9>   14,783       16,919       18,758       19,981
  Refinery
    Crude oil throughput                        28,090<F9>        -            -            -            -
    Products refined                            27,438<F9>        -            -            -            -
  Products System
    Transportation volumes                       7,335<F9>        -            -            -            -


<F1>
Prior to idling the Refinery on March 22, 1998, this data represents information for the Refinery, products pipelines and terminals.
<F2>
Discontinued operations for 1998, included a $1,197,000 lower of cost or market inventory adjustment due to the decline in inventory values.  Discontinued operations for 1999 included the reversal of a $1,197,000 lower of cost or market inventory adjustment since the market value of the crude oil was more than its carrying value.
<F3>
Since a portion of the debt was subject to increasing rates of interest, the Partnership was accruing interest at the effective rate over the term of the debt.  Interest expense in 1998, 1999 and 2000 reflects an accrual of $1,030,000,
$315,000 and reversal of an accrual of $1,345,000, respectively, which was based on the difference between the effective interest rates and the stated rates.
<F4>
Credit and loan fees include costs associated with the restructuring and refinancing of the Partnership of $1,325,000,
$1,761,000 and $3,456,000 for 1998, 1999 and 2000, respectively, and legal fees associated with the Varde dispute of
$1,172,000, $900,000, and a credit of $138,000 for 2000, 2001 and 2002, respectively.
<F5>
The preferred equity accrued distributions of $1,763,000, $1,854,000, $1,683,000, $2,806,000, and $827,000 for the years ended December 31, 1998, 1999, 2000, 2001, and 2002 respectively, which have been deducted in determining net income (loss)
per Common Unit.  Included in the preferred equity accrued distributions for the years ended December 31, 1998 and 1999 were
$196,000 and $147,000, respectively, related to the E Preferred Units and F Preferred Units.  The accrued distributions on the E Preferred Units and F Preferred Units were cancelled in connection with the Crude Gathering Sale on October 1, 1999.
See footnote 8 below and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation -
Factors and Trends Affecting Operating Results - Financial Resources and Liquidity."
<F6>
In 1998, 1999, 2000, 2001 and 2002, the calculations of diluted net income per Common Unit excluded 300,000, 278,000,
208,000, 160,000, and 160,000, respectively, officer and employee unit appreciation rights and 3,027,000, 2,751,000, 0,
934,000, and 56,000 respectively, units attributed to the convertible preferred equity and convertible debt because the effect would be antidilutive.  For 2000, 2,312,000 Common Unit equivalents related to the convertible preferred equity and convertible debt was included in the calculation of diluted net income per Common Unit.  The calculation for those five years also excluded 70,000 director unit appreciation rights because the plan states they will be settled for cash.

<F7>
At December 31, 1998, 1999, 2000 and 2001 current maturities were $65,000, $25,799,000, $9,359,000 and $7,166,000 (of which
$5,111,000 was included in current liabilities subject to compromise at December 31, 2001), respectively.
<F8>
In connection with the Crude Gathering Sale, Pride SGP exchanged certain assets, receivables, and the E Preferred Units and F
Preferred Units for $2,000,000 and $3,144,000 G Preferred Units which are included in Partners' capital (deficiency) for the years ended December 31, 1999, 2000 and 2001.  As a result of the redemption of G Preferred Units with a stated value of
$2,630,000, $514,000 G Preferred Units were included in Partners' capital (deficiency) at December 31, 2002.  See "Item 7.
Management's Discussion and Analysis of Financial Conditions and Results of Operation - Factors and Trends Affecting
Operating Results - Financial Resources and Liquidity."
<F9>
Due to the Refinery being idled on March 22, 1998, the operating data in 1998 for the Products Marketing Business is for the period April 1, 1998 through December 31, 1998 and for the Refinery and Products System is for the period January 1, 1998 through March 31, 1998.
<F10>
The Crude Gathering System segment was sold on October 1, 1999.  Accordingly, the segment has been presented as discontinued
operations for all periods.
<F11>
On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the
Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act.  The total award was $61,521,000.  The DESC did not appeal the decision and the Partnership received $45,706,000 of the judgment on July
25, 2000 and paid total Legal Fees to the Partnership's attorneys of $5,908,000.  On August 24, 2000, the Partnership
received an additional $15,815,000 which was for the statutory interest on the judgment.  The Partnership paid Bonuses totaling $6,967,000 from the DESC Proceeds to Management.  The Partnership reported the $45,706,000 less Legal Fees of
$4,339,000 and Bonuses of $5,110,000 or a net of $36,257,000 in operating income for the year ended December 31, 2000.  The
Partnership reported the other $15,815,000 less Legal Fees of $1,569,000 and Bonuses of $1,857,000 or a net of $12,389,000 in
other income for the year ended December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Results of Operations

General

     The following is a discussion of the financial condition and results of operations of the Partnership. This discussion should be read in conjunction with the financial statements included in this report.

     The operating results for the Products Marketing Business depend principally on (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those refined products purchased from Shell and (ii) the sales volume at the Products Terminals. The price the Partnership is able to realize on the resale of its petroleum products is influenced by the level of competition in the Partnership's markets.

     The Crude Gathering System was sold on October 1, 1999 and accordingly the Crude Gathering System is treated as a discontinued operation in the financial statements of the Partnership. For the year ended December 31, 2002, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations associated with the claims of five former employees since the former employees worked for the Crude Gathering System (see "Item 3. Legal Proceedings").

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

Year ended December 31, 2002 compared with year ended December 31,
2001.

     Products Marketing Business. Net income was $10,602,000 for the year ended December 31, 2002 compared to $1,420,000 for the year ended December 31, 2001. The results for the year ended December 31, 2002 included $9,754,000 of cancellation of indebtedness income for financial purposes as to the Partnership associated with the Bankruptcy. Net income from operations for the year ended December 31, 2002 which excludes the extraordinary gain of $9,754,000 was $848,000 (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     The decline in net income from operations before extraordinary gain for the year ended December 31, 2002 was primarily due to a decline in operating income, a decline in interest income and an increase in loss on disposal of discontinued operations of $1,971,000, $809,000 and $555,000, respectively. Operating income declined for the year ended December 31, 2002 primarily as a result of weaker product margins (see below). Interest income for the year ended December 31, 2002 was lower due to interest earned on the Deposits of $646,000 during the year ended December 31, 2001 and lower interest rates earned on cash and cash equivalents for the year ended December 31, 2002. The loss on disposal of the discontinued operations for the year ended December 31, 2002 resulted from the settlement of the claims of the five former employees who worked for the Crude Gathering System. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."


     The above items were partially offset by gain on sale of assets, a decline in credit and loan fees and a decrease in reorganization expenses of $1,240,000, $1,038,000 and $929,000, respectively, for the year ended December 31, 2002. Gain on sale of assets increased due to the sale of the remaining Refinery equipment and the Aledo Pipeline on January 18, 2002. Credit and loan fees for the year ended December 31, 2001 were higher due to legal expenses associated with the Varde litigation in that year. Reorganization expenses declined as a result of the Partnership emerging from Bankruptcy in January 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

     Operating income for the Products Marketing business was $381,000 for the year ended December 31, 2002 compared to $2,352,000 for the year ended December 31, 2001. The decline was primarily attributable to a decline in gross margin for the year ended December 31, 2002 of $2,017,000 due to weak diesel margins. Marketing, general and administrative expenses also increased $647,000 for the year ended December 31, 2002 due to one time expenses of $308,000 for director bonuses and an advisory fee paid to an outside company and $145,000 associated with lease payments on the new plane. The above was partially offset by a decrease in operating expenses of $664,000 due primarily to a reduction in certain tax accruals. Depreciation expense for the Products Marketing Business was $1,490,000 and $1,444,000 for the years ended December 31, 2002 and 2001, respectively. Operating income excluding depreciation for the Products Marketing Business was $1,871,000 for the year ended December 31, 2002 compared to $3,796,000 for the year ended December 31, 2001. For the year ended December 31, 2002, the Partnership marketed 19,981 BPD of refined products compared to 18,758 BPD for the year ended December 31, 2001. The net margin per barrel (after marketing, general and administrative expenses) for the year ended December 31, 2002 was $0.05 compared to $0.34 for the year ended December 31, 2001.

Year ended December 31, 2001 compared with year ended December 31,
2000.

     Products Marketing Business. Net income was $1,420,000 for the year ended December 31, 2001 compared to $43,409,000 for the year ended December 31, 2000. The results for the year ended December 31, 2000 included $48,646,000 of income from the DESC Claim. The $12,389,000 of interest income related to the DESC Claim is reported separately from the $36,257,000 included in operating income which represents underpayments by the Government in prior years for jet fuel purchased from the Partnership. As a result of collecting the DESC Proceeds and applying it to the Debt, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans and recognized income of $1,345,000 associated with the reversal of an accrual for increasing rate accrued interest for the year ended December 31, 2000. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

     For the year ended December 31, 2001, interest expense decreased $1,466,000 as a result of retiring the Debt with the DESC Proceeds and the reversal of an accrual for interest expense of $862,000 on certain Debt and Redeemable Preferred Equity expected to be retired and redeemed with the Deposits. In addition, credit and loan fees declined $4,014,000 for the year ended December 31, 2001 primarily because the Partnership amortized and wrote-off $990,000 and $2,556,000, respectively, in deferred financing costs in 2000. This was partially offset by an increase in reorganization costs associated with the Bankruptcy of $1,294,000 for the year ended December 31, 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity."

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $405,000 for the years ended December 31, 2003 and 2004 on several projects to maintain compliance with various other environmental requirements, including $15,000 for 2003 related to an investigative study by the Texas Natural Resource Conservation Commission and an aggregate of $92,000 for 2003 and 2004 related to the cleanup of an existing leak. The remaining $298,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in the final stages of Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $15,000 and had accrued for this amount at December 31, 2002. The Partnership spent $50,000, $31,000 and $217,000 related to that study for the years ended December 31, 2002, 2001 and 2000, respectively. Management does not believe any significant additional amounts will be required to maintain compliance with this study or other environmental requirements other than expenditures incurred in the ordinary course of business.

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

     After the Crude Gathering Sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of December 31, 2002 for remediation of the sites. The Partnership does not expect any other future expenditures related to these retained environmental liabilities to be material.

     Other Regulatory Requirements. The Partnership is subject to the rules and regulations of, among others, the Occupational Safety and Health Administration, Texas Railroad Commission, Texas Commission on Environmental Quality, United States Department of Transportation and United States Environmental Protection Agency.

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

     Other Factors. The Government awarded the Partnership the right to supply 20,450,000 gallons of military aviation fuel for the contract period that begins April 1, 2003 and ends March 31, 2004.
The award is for deliveries to Dyess, Joint Reserve, Raytheon in Greenville, Texas, AASF in Dallas, Texas, and Goodfellow Air Force Base in San Angelo, Texas. The contract provides for a 40% decline from the volumes that it supplied under the previous contract which began April 1, 2002 and ends March 31, 2003. The Partnership believes that its profit margins under the new contract will be approximately $626,000 less than those under the previous contract. See "Items 1. and 2. Business and Properties - Partnership Operations and Products - Products Marketing Business."

                       Financial Condition

Inflation

     Although the Partnership's operating costs are generally impacted by inflation, the Managing General Partner does not expect general inflationary trends to have a material adverse impact on the Partnership's operations.

Financial Resources and Liquidity

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. As a result of problems associated with the startup of the products pipeline by Shell in 1998, Shell agreed to certain contract concessions including maintaining the Partnership's refined products inventory at the Products Terminals and in the San Angelo Pipeline from October 1, 1998 to December 31, 1999 (see "Items 1. and 2. Business and Properties - Partnership Operations and Products - General"). Shell agreed to maintain the refined products inventory in tanks leased to Shell by the Partnership at the Partnership's marketing facilities. On April 15, 1999, Shell further agreed to extend the lease and maintain the inventory provided the Partnership reimburses Shell for its carrying costs beginning January 1, 2000, which primarily includes interest costs. This arrangement substantially reduces the lag between the time the Partnership pays Shell for the product, 10 to 20 days after the sale, and the time the Partnership receives payment from its customers.

     As previously discussed, the Partnership has been required to reimburse Shell its carrying costs of inventory, including interest costs, since January 1, 2000. As an alternative to providing Shell with a letter of credit to secure the Partnership's payable to Shell and to offset the interest costs associated with carrying the inventory, the Partnership deposited $14,000,000 with Shell in the first and second quarters of 2000 and maintained the $14,000,000 deposit through January 21, 2002. On January 22, 2002, Shell reduced the deposit by $4,000,000. The deposit is included as an offset to accounts payable in the financial statements. To the extent the deposit to Shell exceeds the payable to Shell, the excess is reclassified from accounts payable in the balance sheet to accounts receivable. Since the deposit exceeded the payable at December 31, 2001, the Partnership reclassified $6,722,000 from accounts payable to accounts receivable. Shell pays the Partnership interest income on the amount by which the deposit exceeds the value of the refined products inventory maintained by Shell.

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

     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity was converted into the New
Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan
(see below).

     Prior to the Initial Ruling by the Bankruptcy Court (see "Item 3. Legal Proceedings"), the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender. When the Partnership deposited $9,360,000 in the Texas Court on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. From July 27, 2000 through June 30, 2001, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, those accruals were reversed resulting in a credit to interest expense of $222,000 for the year ended December 31, 2001. In addition, the Partnership recorded paid in kind interest of $134,000 on the Subordinate Note A for the period August 23, 2000 to December 31, 2001 as a result of the Initial Ruling. From January 1, 2002 through January 22, 2002, the Partnership recorded paid in kind interest of $2,000 on the Subordinate Note A.

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

     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears. Prior to the Tender and the three payments by the Partnership to Varde on July 25 and July 26, 2000, totaling $16,606,000 (the "Payments"), the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which bore interest of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling and the Partnership recorded paid in kind interest of $134,000 for the period August 23, 2000 to December 31, 2001 based on the contractual rates on the Subordinate Note A. From January 1, 2002 through January 22, 2002, the Partnership recorded paid in kind interest of $2,000 on the Subordinate Note A. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.

     Because a portion of the Debt was subject to increasing rates of interest in 2000 and before, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense for the year ended December 31, 2000 reflects the reversal of an accrual of $1,345,000 which is based on the difference between the effective interest rates and the stated rates accrued in prior years.

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

     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an Allowed Unsecured Claim for $11,000,000 (net of a $2,000,000 discount) from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of these securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions of $5,104,000), respectively). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise.

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

     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions of $2,660,000), respectively).

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the year ended December 31, 2002, cash was provided by an increase in accounts payable (as a result of the higher refined product prices) and a decrease in accounts receivables (due to the reclassification of $6,772,000 from accounts payable to accounts receivable at December 31, 2001 since the Shell deposit exceeded the payable to Shell at that time (see above)). For the year ended December 31, 2001, cash was provided by the Texas Court returning the Deposits and an increase in accounts payable since the Partnership could not pay certain liabilities while it was in Bankruptcy, which was partially offset by an increase in accounts receivable (as a result of the higher refined product prices).

     The Supreme Court of New York, County of New York ("New York Court") issued a temporary restraining order on September 7, 2000, which imposed restrictions on the Partnership's use of DESC Proceeds. Because of those constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see "Item 3. Legal Proceedings"). A note evidencing the Management Revolver was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently cancelled and the amounts outstanding thereunder were repaid.

     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity of the Partnership for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity, including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred
Units and $2,757,000 of D Preferred Units.   The preferential
quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.

     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 23, 2000 through June 30, 2001, the Partnership had accrued total interest expense of $348,000 at the Statutory Rate on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. However, the Bankruptcy Court's Initial Ruling concluded that the Deposits were not a valid tender and the B Preferred Units and C Preferred Units expected to be retired with the Second Deposit and $1,000 of the First Deposit continued to accumulate arrearages. As a result of the Bankruptcy Court's Initial Ruling, the accrual was reversed resulting in a credit to interest expense of $348,000 for the year ended December 31, 2001 and an increase in the accumulated arrearages on the B Preferred Units and C Preferred Units of $626,000 for the period August 31, 2000 to June 30, 2001. For the years ended December 31, 2001 and 2000, the Partnership accumulated arrearages of $2,806,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30, 2001) and $1,683,000, respectively, on the Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity for the year ended December 31, 2002. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity.

     Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000 on January 22, 2002. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 15, 2012 and is redeemable in ten equal annual installments which began on January 15, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 15, 2017 and is redeemable in fifteen equal annual installments which began on January 15, 2003. For the year ended December 31, 2002, the New Redeemable Preferred Equity accrued distributions of $827,000. Under the terms of the New Redeemable Preferred Equity, the Partnership was to redeem the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000 beginning January 15, 2003. The Partnership is required to redeem the New Redeemable Preferred Equity upon a change in control or a change in financial condition. On January 15, 2003, the Partnership paid $1,025,000 on the New Redeemable Preferred and asked Messrs. Stephens and Malone to defer principal payments of $381,000 until July 15, 2003 in order to conserve cash, to which they agreed.

     At December 31, 2002 and 2001, Pride SGP held the G Preferred Units with a stated value of $514,000 and $3,144,000, respectively (see "Items 1. and 2. Business and Properties - General"). The Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum. The remaining G Preferred Units owned by Pride SGP are expected to be redeemed in April 2003 (see "Item 3. Legal Proceedings").

     At December 31, 2002 and 2001, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of March 11, 2003, Pride SGP, Management and the public owned 250,000,
2,004,000 and 2,696,000 Common Units, respectively.

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

     At December 31, 2002, the Common Units ranked behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability (see "Item 3. Legal Proceedings" for discussion of certain tax issues associated with ownership of Common Units).

     The Partnership's ability to improve its profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the Government that begins April 1, 2003 and ends March 31, 2004, the Partnership will supply approximately 20,450,000 gallons, which is a 40% decline from the volumes that it supplied under the previous contract with the Government, that began April 1, 2002 and ends March 31, 2003. The Partnership believes that its profit margins under the new contract will be approximately $626,000 less those under the previous contract.

     The Partnership's ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.

     As previously discussed, in January 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000.
On January 22, 2002, Shell also returned $4,000,000 of the $14,000,000 in cash the Partnership had deposited with Shell to secure its payable to Shell for refined product purchases. The Partnership believes, in light of these two events, that it has adequate liquidity to operate currently without a working capital facility. The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements, its planned capital expenditures and required amortization of the New Redeemable Preferred Equity from cash on hand and cash generated from operations.

     As previously discussed, on January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity. Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 31, 1997 (see "Item 3. Legal Proceedings" and "Item 13. Certain Relationships and Related Transactions"). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001, and the Bankruptcy Court issued the Initial Ruling on September 4, 2001 (see "Item 3. Legal Proceedings").

     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured by the Partnership's assets ("Secured Claims") also were stayed. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.

     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.

     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing each filed Bankruptcy under Chapter 11 of the Federal Bankruptcy Code, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court (see "Items 1. and 2. Business and Properties - General").

     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde Settlement Agreement entered into by the Partnership, Varde and others effective October 18, 2001; and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Joint Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.

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

     For the years ended December 31, 2002, 2001 and 2000, the
Partnership incurred $365,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management), $1,294,000 (includes a premium of $183,000 related to the Varde
Settlement Agreement) and $55,000, respectively, in bankruptcy related expenses.

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

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP. Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell (see "Item 10. Directors and Executive Officers of the Partnership" and "Item 13. Certain Relationships and Related Transactions").

     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002 since the former employees worked for the Crude Gathering System. The Partnership paid the $625,000 to the five former employees on November 22, 2002.

     On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims were not disputed or who filed proofs of claim that were allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan.

     Pride SGP's bankruptcy petition was dismissed on May 2, 2002.

     Pride Marketing, which was inactive, was liquidated on July 17, 2002.

Capital Expenditures

     Capital expenditures totaled $791,000 for the year ended December 31, 2002 compared to $106,000 for the year ended December 31, 2001.
Of the $791,000 incurred for the year ended December 31, 2002, $568,000 was for expenditures on the new airplane.

     Management anticipates spending $286,000 for the year ended December 31, 2003 for environmental expenditures, of which $85,000 was accrued at December 31, 2002. Another $22,000 was accrued at December 31, 2002 for environmental expenditures expected to be incurred during the year ended December 31, 2004. Maintenance capital expenditures for 2003 are budgeted at $100,000.

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk

     Under an agreement with Shell, Shell maintained the refined products inventory for the Partnership during 2002, 2001 and 2000 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     The Partnership did not have any outstanding debt at December 31, 2002.

     At December 31, 2001, the five year maturities and applicable interest rate were as follows:

                                     Maturities in
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

     The independent auditors reports for the year ended December 31, 2000 included a going concern paragraph and referenced conditions that raised substantial doubt about the Partnership's ability to continue as a going concern at that time.

     Davis Kinard billed the Partnership $66,000 for audit fees related to the 2002 financial statements, which included $13,000 for quarterly reviews required by the Securities and Exchange Commission. Davis Kinard did not provide any non-audit services during 2002; therefore, no fees for such services were billed to the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                            PART III

Item 10. Directors and Executive Officers of the Partnership

     Set forth below is certain information concerning the executive officers and directors of the Managing General Partner as of December 31, 2002 who are responsible for the operations of the Partnership. All directors of the Managing General Partner are elected by its shareholders. All officers of the Managing General Partner serve at the discretion of the board of directors of the Managing General Partner.

                                     POSITION WITH THE
     NAME            AGE         MANAGING GENERAL PARTNER
     ____            ___         ________________________

E. Peter Corcoran     74     Chairman of the Board

Brad Stephens         52     Chief Executive Officer, Treasurer,
                             Assistant Secretary and Director

D. Wayne Malone       59     President, Chief Operating Officer,
                             Assistant Secretary and Director

Douglas Y. Bech       57     Director

Clark Johnson         57     Director

Robert Rice           80     Director

Craig Sincock         50     Director

Dave Caddell          53     Vice President, General Counsel
                             and Assistant Secretary

George Percival       43     Chief Financial Officer


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

     During 2002, one officer of the Managing General Partner did not file on a timely basis all reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934. Mr. Stephens filed Form 4 for February of 2002 1 day late.

Item 11.  Executive Compensation

     (a) Compensation of the General Partners. In respect of their general partner interests in the Partnership, the General Partners are allocated an aggregate of 2% of the income, gains, losses and deductions arising from the Partnership's operations and receive an aggregate of 2% of any distributions. For the year ended December 31, 2002, the General Partners did not receive any distributions in respect of their 2% general partner interest in the Partnership. The compensation set forth below under Officers' Compensation is in addition to any 2% distribution to the General Partners. The General Partners are not required to make any contributions to the capital of the Partnership, beyond those made upon formation of the Partnership, to maintain such 2% interest in allocations and distributions of the Partnership. The General Partners do not receive, as general partners of the Partnership, any compensation other than amounts attributable to their 2% general partner interest in the Partnership.
Additionally, the Special General Partner is allocated a portion of the income, gains, losses and deductions arising from the Partnership's operations in respect of its Common Units. The Managing General Partner did receive a $1,989,000 bonus from the DESC Proceeds in 2000 (See "Item 3. Legal Proceedings" and "Benefit Plans").

     For the year ended December 31, 2002, the Special General Partner did not receive any distributions in respect of the G Preferred Units; however, the Partnership did redeem $2,630,000 in G Preferred Units owned by Pride SGP and the Departing Shareholders of Pride SGP for $1,275,000 during the year ended December 31, 2002. The Partnership reimburses the General Partners for all their direct and indirect costs (including general and administrative costs) allocable to the Partnership. See "Item 13. Certain Relationships and Related Transactions."

     (b) Summary Officers' Compensation Table. The following table sets forth certain compensation paid during fiscal 2002, 2001 and 2000 by the Partnership to the executive officers of the Managing General
Partner:

(The following table should be printed on 11" x 8.5" paper)


                              SUMMARY COMPENSATION TABLE





                                                                       All Other
                               Year     Salary     Bonus             Compensation<F1>
                               ----    --------  ----------          ------------

Brad Stephens                  2002    $242,000  $   46,800 <F2>     $ 51,000
Chief Executive Officer        2001     225,000           0            44,500
                               2000     225,000   2,218,400 <F3>       15,700


D. Wayne Malone                2002     242,000      46,800 <F2>       51,100
Chief Operating Officer        2001     225,000           0            44,000
                               2000     225,000   2,218,400 <F3>       15,900


Dave Caddell                   2002     177,000      26,900 <F2>       42,400
Vice President/General         2001     165,000           0            35,300
Counsel                        2000     165,000   1,293,200 <F3>       11,900


George Percival                2002     124,000      13,600 <F2>        4,500
Chief Financial Officer        2001     115,000           0             4,600
                               2000     115,000     686,600 <F3>        8,000


<F1>
In this column is the Partnership's contribution to the Section 401(k) Plan for each officer, reimbursement of income taxes on certain perquisites.  See "Benefit Plans - Section 401(k)
Plan" and "Compensation of Directors" below.  For 2002 and 2001, it also includes directors and advisor fees, country club dues, car allowance, company physical and airplane usage to the extent these other perquisites exceeded the lower of $50,000 or 10% of the officer's salary and bonus for Messrs. Stephens, Malone and Caddell.

For Mr. Stephens in 2002 and 2001, the column included other perquisites of $44,000 and
$37,200, respectively.  The directors fees and the car allowance Mr. Stephens received both exceeded 25% of the other perquisites in both years.  Mr. Stephens received directors fees of
$20,000 for both 2002 and 2001 and a car allowance of $11,300 and $10,200 for 2002 and 2001, respectively.

For Mr. Malone in 2002 and 2001, the column included other perquisites of $43,600 and $36,400, respectively.  The directors fees Mr. Malone received exceeded 25% of the other perquisites in both years and the car allowance exceeded 25% of the other perquisites in 2001.  Mr. Malone received directors fees of $20,000 for both 2002 and 2001 and a car allowance of $11,200 for
2001.

For Mr. Caddell in 2002 and 2001, the column included other perquisites of $35,600 and $28,400, respectively.  The advisory fees Mr. Caddell received exceeded 25% of the other perquisites in both years and the car allowance exceeded 25% of the other perquisites in 2002.  Mr. Caddell received advisory fees of $20,000 for both 2002 and 2001 and a car allowance of $9,900 for
2001.
<F2>
Under the management bonus plan, which bases such bonuses on cash flow of the Partnership including litigation proceeds, Messrs. Stephens, Malone, Caddell and Percival were paid bonuses of $46,800, $46,800, $26,900 and $13,600, respectively, for the year ended December 31, 2001 on
July 23, 2002 (see "Benefit Plans").

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

     (c) Benefit Plans. In order to attract, retain and motivate officers and other employees who provide administrative and managerial services, the Partnership provides incentives for key executives employed by the Partnership through an Annual Incentive Plan. The Annual Incentive Plan was originally proposed in 1996 by the Compensation Committee, which is comprised of outside directors, and was approved by the Board in 1996. The Plan now provides for certain key executives to share in a bonus pool which varies in size with the Partnership's operating income plus depreciation, calculated after bonus accrual, after payments under the Partnership's unit appreciation plan, and after proceeds of litigation, to the extent not otherwise included in operating income ("Cash Flow"). Provided that Cash Flow exceeds $2 million, the key executive bonus pool includes 8% of an amount equal to the Partnership's first $2 million of Cash Flow in excess of $2 million, plus 12% of the next $4 million of Cash Flow, plus 15% of any Cash Flow in excess of $8 million. The Partnership paid bonuses of $134,000 and $6,967,000 under this plan for the years ended December 31, 2001 and 2000. The bonuses for the year ended December 31, 2001 were actually paid on July 23, 2002.

     Unit Appreciation Rights. During 1996, the Partnership implemented a Unit Appreciation Rights Plan for officers and key employees. Under the plan, individual employees can be granted Unit Appreciation Rights ("Rights") whereby a holder of the Rights is entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of Rights awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is ten years from the grant date. It is anticipated that Rights aggregating approximately 10% of the total Common Units will be reserved for issuance to key employees. However, no Common Units are expected to be issued under this plan.

     On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 Rights at an exercise price of $3.75 per unit. Because the fair market value of the Rights did not exceed the exercise price at December 9, 1996, no compensation expense was accrued. Effective December 31, 1997, the number of Rights was increased to 299,996, reallocated among four officers and eleven employees, and the exercise price was reduced to $1.94 per unit. The Rights of the eleven employees were terminated in 1999, 2000 and 2001 thus reducing the total outstanding Rights to 160,000 at December 31, 2001 and 2002 all of which had been awarded to the officers. A one-time award of 70,000 Rights was made in 1996 to five non-employee directors at an exercise price of $3.75 which were fully vested on December 31, 1997. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit. The Rights were fully vested on December 31, 1998; however, none have been exercised as of December 31, 2002.

     Section 401(k) Plan. The Pride Employees' 401(k) Retirement Plan and Trust ("Retirement Plan") is a defined contribution plan covering substantially all full-time employees. Under the Retirement Plan, the Partnership must make a mandatory contribution each year equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The participant's contribution to the plan may not exceed the limitation as outlined under Internal Revenue Code Section 402(g). Beginning January 1, 2002, matching contributions vest over a six year period while mandatory contributions continue to vest over a seven year period (prior to January 1, 2002, matching contributions also vested over a seven year period), subject to immediate vesting upon retirement. The Summary Compensation Table above includes amounts contributed to the plan by the Partnership on behalf of the four most highly compensated executive officers in the column titled "All Other Compensation."

     The Partnership also has in effect, for the benefit of its employees, a Long-term Disability Plan, a Safety Incentive Plan,
Accidental Death and Dismemberment Insurance, Life Insurance, Group Hospitalization Insurance, Dental Plan, Cancer Plan, Medical
Reimbursement Plan and Dependent Care Plan.

     (d) Compensation of Directors. The Chairman of the Managing General Partner receives an annual retainer of $42,000, $2,000 for each board meeting attended and is reimbursed for travel and lodging expenses incurred to attend board meetings. Members of the board of directors of the Managing General Partner receive an annual retainer of $12,000, $2,000 for each board meeting attended and are reimbursed for travel and lodging expenses incurred to attend board meetings. Dave Caddell, an advisor to the Board of Directors of the Managing General Partner, receives an annual retainer of $12,000, $2,000 for each board meeting attended and is reimbursed for travel and lodging expenses to attend board meetings. On July 23, 2002, Messrs. Corcoran, Bech, Johnson, Rice and Sincock also received bonuses of $40,000, $40,000, $35,000, $30,000 and $30,000, respectively.
Directors have also received Rights as discussed under Benefit Plans.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

a)  Security Ownership of Certain Beneficial Owners as of March 11,
    2003.

     The following table sets forth certain information with respect to each person known by the Partnership to own beneficially 5% or more of the Common Units as of March 11, 2003.

                                                          Percent
                                                            of
Title of Class      Name and Address             Amount    Class
______________      ________________             ______   _______

Common Units        Brad Stephens              1,034,529    20.9%
                    1209 North Fourth Street                 <F1>
                    Abilene, TX   79601

Common Units        Wayne Malone                 690,085    13.9%
                    1209 North Fourth Street                 <F1>
                    Abilene, TX   79601

Common Units        Pride SGP, Inc.              250,000     5.1%
                    1209 North Fourth Street
                    Abilene, TX   79601

<F1>
The percentages for Messrs. Stephens and Malone represent the securities they hold directly. In addition, they have an interest in the Common Units held by Pride SGP (see "Item 13. Certain
Relationships and Related Transactions").
<\FN>

b)  Security Ownership of Management

     The following table sets forth certain information, as of March 11, 2003, concerning the beneficial ownership of (i) Common Units and
(ii) shares of Common Stock of the Managing General Partner by each director and officer of the Managing General Partner and by all directors and officers of the Managing General Partner as a group (see "Item 13. Certain Relationships and Related Transactions").


                                               Number of
                                             Common Shares
                    Number of    Percentage   of Managing   Percentage
                     Common          of         General         of
Name               Units <F1>      Class        Partner       Class
----              -------------  ----------  -------------  ----------

E. Peter Corcoran            -          -           41.67        6.5%
Brad Stephens        1,034,529       20.9%         250.00       39.0%
D. Wayne Malone        690,085       13.9%         250.00       39.0%
Douglas Y. Bech            300        <F2>              -          -
Clark Johnson                -          -               -          -
Robert Rice                  -          -               -          -
Craig Sincock                -          -               -          -
Dave Caddell           186,000        3.8%         100.00       15.5%
George Percival         93,000        1.9%              -          -
                   -----------    --------    -----------    --------
All directors and
officers as a group
(9 persons)          2,003,914       40.5%         641.67      100.0%
                   ===========    ========    ===========    ========

<F1>
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common Units reported.
<F2>
This director of the Managing General Partner owned beneficially, as of March 11, 2003, less than 1% of the Common Units outstanding on such date.
<\FN>

Item 13. Certain Relationships and Related Transactions

     The Partnership is managed by the Managing General Partner pursuant to the Partnership Agreement. See "Items 1. and 2. Business and Properties - General" and "Item 11. Executive Compensation - Compensation of the General Partners" for certain information related to compensation and reimbursement of the General Partners. As of December 31, 2002, Messrs. Malone, Stephens and Caddell own 47%, 41% and 12%, respectively, of Pride SGP (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $47,000, $66,000 and $79,000 during 2002, 2001 and 2000, respectively.

     The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $44,000, $42,000 and $41,000 in 2002, 2001 and 2000,
respectively.

     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of Management of the Managing General Partner collectively own a 39.7% interest in the Partnership, as of March 11, 2003, through their ownership of Common Units (see "Items 1. and 2. Business and Properties - General"). Pride SGP has a 0.1% general partner interest, $514,000 in Series G Preferred Units, as of December 31, 2002, and has a 4.9% interest in the Partnership through its ownership of Common Units. Compensation of directors and officers of the Managing General Partner and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.

     As a result of the temporary restraining order imposed by the New York Court on September 7, 2000, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim. The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding. The facility was subsequently cancelled and the amounts outstanding thereunder were repaid (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

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

     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan,
(ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units,
(v) C Preferred Units and (vi) D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity for its one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financial Resources and Liquidity").

     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP. Under the Pride SGP Settlement Agreement, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell. The remaining G Preferred Units owned by Pride SGP are expected to be redeemed in April 2003 (see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Financial Resources and Liquidity").

     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership on May 24, 2002 sold the aircraft to the owners of the Managing General Partner and the Chief Financial Officer at the same price and then leased it back at a monthly rental of $18,000 over a term of seven years. The Partnership is responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of the seventh year, the Partnership will have the option to continue leasing the aircraft. The Partnership has the option to purchase the aircraft after the sixth year for $1,300,000. Lease payments were approximately $145,000 in 2002.

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

                             PART IV

Item 14. Controls and Procedures

     The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the Managing General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the Managing General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of December 31, 2002. No significant changes in the Partnership's internal controls or in other factors have occurred that could significantly affect controls subsequent to December 31, 2002.

Item 15. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements and (2) Financial Statement
Schedules: See Index to Financial Statements after the signatures pages for financial statements filed as a part of this Report.

     (3)  Exhibits: See Index to Exhibits after the Financial
Statement for a description of the exhibits filed as a part of this Report.

(b)  Reports on Form 8-K filed during the quarter ended
     December 31, 2002:

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



DATED: March 31, 2003

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

                      PRIDE REFINING, INC.

  Signature                 Title                      Date
  _________                 _____                      ____

/s/E. Peter Corcoran  Chairman and Director        March 31, 2003


/s/Brad Stephens      Chief Executive Officer,     March 31, 2003
                      Treasurer, and Director

/s/D. Wayne Malone    President, Chief Operating   March 31, 2003
                      Officer, and Director

/s/Douglas Y. Bech    Director                     March 31, 2003

/s/Clark Johnson      Director                     March 31, 2003


/s/Robert Rice        Director                     March 31, 2003

/s/Craig Sincock      Director                     March 31, 2003

/s/Dave Caddell       Vice President and           March 31, 2003
                      General Counsel

/s/George Percival    Chief Financial Officer      March 31, 2003
                      (Principal Financial Officer
                      and Accounting Officer)

           CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Brad Stephens, certify that:

     1.  I have reviewed this annual report on Form 10-K of Pride
Companies, L. P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                    By:  /s/Brad Stephens
                                             Brad Stephens
                                        Chief Executive Officer


           CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, George Percival, certify that:

     1.  I have reviewed this annual report on Form 10-K of Pride
Companies, L. P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                    By:  /s/George Percival
                                              George Percival
                                        Principal Financial Officer

                    INDEX TO FINANCIAL STATEMENTS

Report of Davis, Kinard & Co., P.C., Independent Auditors

Balance Sheets at December 31, 2002 and 2001

Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000

Statements of Changes in Partners' Capital (Deficiency) for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000

Notes to Financial Statements

                    INDEPENDENT AUDITORS REPORT



The Board of Directors of the
Managing General Partner

We have audited the accompanying balance sheet of Pride Companies, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pride Companies, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

                                     DAVIS, KINARD & CO., P.C.

Abilene, Texas
February 7, 2003

                         BALANCE SHEETS

                      PRIDE COMPANIES, L.P.
                  At December 31, 2002 and 2001
               (In thousands, except unit amounts)


                                              2002        2001
                                            --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents--Note 2         $ 12,158    $ 13,294
  Restricted cash--Note 2                      1,002         909
  Accounts receivable, less allowance
    for doubtful accounts of $319 and
    $315 for 2002 and 2001, respectively
    --Note 6                                  13,437      14,464
  Inventories--Note 2                            117         963
  Prepaid expenses                               326         364
                                            --------    --------
    TOTAL CURRENT ASSETS                      27,040      29,994

PROPERTY, PLANT AND EQUIPMENT, net
  --Notes 2 and 3                             13,013      13,963

ASSETS NO LONGER USED IN THE
BUSINESS--Notes 2 and 3                            -       4,235

OTHER ASSETS                                       5         105
                                            --------    --------
                                            $ 40,058    $ 48,297
                                            ========    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Current liabilities not subject
  to compromise:
  Accounts payable                          $  6,779   $   1,619
  Accrued payroll and related
    benefits                                     183         250
  Accrued taxes                                3,460       2,534
  Other accrued liabilities                      258         687
  Current portion of long-term debt--Note 4        -       2,055
                                            --------    --------
    Subtotal                                  10,680       7,145
Current liabilities subject to
  compromise--Note 13                              -       8,568
                                            --------    --------
      TOTAL CURRENT LIABILITIES               10,680      15,713

LONG-TERM DEBT--Note 4                             -           -

LONG-TERM LIABILITIES SUBJECT TO
  COMPROMISE--Note 13                              -      15,680

COMMITMENTS AND CONTINGENCIES--Note 5              -           -

REDEEMABLE PREFERRED EQUITY--Note 8           11,500       5,693

PARTNERS' CAPITAL
  Preferred Units to the Special
    General Partner (3,145 and 3,145, units
    authorized and 514 and 3,144, units
    outstanding at December 31, 2002 and
    2001, respectively)--Notes 1, 5, 7, 9
    and 13                                       514       3,144
  Common Units (5,275,000 units
    authorized and 4,950,000 units
    outstanding)--Notes 5 and 9                7,925       8,374
  General partners' interest--Note 1           9,439        (307)
                                            --------    --------
                                            $ 40,058    $ 48,297
                                            ========    ========

See accompanying notes.

                    STATEMENTS OF OPERATIONS

                      PRIDE COMPANIES, L.P.
          Years ended December 31, 2002, 2001 and 2000
             (In thousands, except per unit amounts)
                                            2002        2001        2000
                                          --------    --------    --------
Revenues:
  Refinery and Products Marketing
    Business--Note 6                     $ 234,234   $ 236,510   $ 234,929
  Net DESC proceeds--Note 5                      -           -      36,257
Cost of sales and operating expenses,
  excluding depreciation--Note 7           228,282     229,280     230,144
Marketing, general and administrative
  expenses--Note 7                           4,081       3,434       3,406
Depreciation                                 1,490       1,444       1,467
                                         ---------   ---------   ---------
    OPERATING INCOME                           381       2,352      36,169

Other income (expense):
  Interest income--Note 4                      135         944       1,062
  Net interest income from DESC--Note 5          -           -      12,389
  Interest expense (including interest
    paid in kind of $2, $134 and $1,673
    in 2002, 2001 and 2000, respectively
    and increasing rate accrued interest
    of ($1,345) in 2000, respectively)
    --Note 4                                   (40)        222      (1,244)
  Credit and loan fees (including
    amortization and write-off of
    $3,546 in 2000)--Notes 1 and 4             131        (907)     (4,921)
  Gain on sale of assets
    --Notes 1, 2 and 10                      1,240           -           -
  Other - net                                  (79)        103         (46)
                                         ---------   ---------   ---------
                                             1,387         362       7,240
                                         ---------   ---------   ---------
    NET INCOME FROM CONTINUING
      OPERATIONS BEFORE REORGANIZATION
      ITEMS                                  1,768       2,714      43,409

Reorganization items--Notes 5 and 13:
  Professional fees and administrative
    expenses                                   386       1,111           -
  Premium (discount)on retirement of Debt
    and Redeemable Preferred Equity            (21)        183           -
                                         ---------   ---------   ---------
    NET INCOME FROM CONTINUING
      OPERATIONS                             1,403       1,420      43,409

Discontinued operations:
  Loss on disposal of the Crude
    Gathering System--Notes 1, 12 and 13      (555)          -           -
                                         ---------   ---------   ---------
    NET INCOME FROM OPERATIONS                 848       1,420      43,409

Extraordinary gain - Income from
  cancellation of indebtedness
  --Notes 5, 9, 10 and 13                    9,754           -           -
                                         ---------   ---------   ---------
    NET INCOME                           $  10,602   $   1,420   $  43,409
                                         =========   =========   =========

Basic net income (loss) per Common Unit:
  Net income from continuing operations
    less preferred distributions         $    0.11   $   (0.27)  $    8.26
  Net loss from discontinued operations      (0.11)          -           -
  Extraordinary gain                             -           -           -
                                         ---------   ---------   ---------
    Basic net income (loss) per
      Common Unit                        $       -   $   (0.27)  $    8.26
                                         =========   =========   =========

Diluted net income (loss) per Common Unit:
  Net income from continuing operations
    less preferred distributions         $    0.11   $   (0.27)  $    5.82
  Net loss from discontinued operations      (0.11)          -           -
  Extraordinary gain                             -           -           -
                                         ---------   ---------   ---------
    Diluted net income (loss) per
      Common Unit                        $       -   $   (0.27)  $    5.82
                                         =========   =========   =========

Numerator for basic net income (loss)
  per Common Unit:
  Net income from continuing operations  $   1,403   $   1,420   $  43,409
  Preferred distributions                     (827)     (2,806)     (1,683)
                                         ---------   ---------   ---------
  Net income from continuing operations
    less preferred distributions               576      (1,386)     41,726
  Net income from continuing operations
    less preferred distributions
    allocable to 2% general partners'
    interest                                    12         (28)        835
                                         ---------   ---------   ---------
  Numerator for basic net income from
    continuing operations less
    preferred distributions per
    Common Unit                          $     564   $  (1,358)  $  40,891
                                         =========   =========   =========


  Net loss from discontinued operations  $    (555)  $       -   $       -
  Net loss from discontinued operations
    allocable to 2% general partners'
    interest                                   (11)          -           -
                                         ---------   ---------   ---------
  Numerator for basic net loss from
    discontinued operations per
    Common Unit                          $    (544)  $       -   $       -
                                         =========   =========   =========

  Extraordinary gain                     $   9,754   $       -   $       -
  Extraordinary gain allocable 100%
    to general partners' interest            9,754           -           -
                                         ---------   ---------   ---------
  Numerator for basic extraordinary
    gain per Common Unit                 $       -   $       -   $       -
                                         =========   =========   =========

  Numerator for basic net income (loss)
    per Common Unit                      $      20   $  (1,358)  $  40,891
                                         =========   =========   =========

Numerator for diluted net income (loss)
  per Common Unit:
  Net income from continuing operations  $   1,403   $   1,420   $  43,409
  Preferred distributions                     (827)     (2,806)     (1,683)
  Adjustments to compute diluted
    net income:
      Subordinate Note A interest
        expense                                  -           -         186
      B Preferred Unit distributions             -           -         795
      C Preferred Unit distributions             -           -         427
                                         ---------   ---------   ---------
  Net income from continuing operations
    less preferred distributions               576      (1,386)     43,134

  Net income from continuing operations
    less preferred distributions
    allocable to 2% general partners'
    interest                                    12         (28)        863
                                         ---------   ---------   ---------
  Numerator for diluted net income from
    continuing operations less
    preferred distributions per Common
    Unit                                 $     564   $  (1,358)  $  42,271
                                         =========   =========   =========

  Net loss from discontinued operations  $    (555)  $       -   $       -
  Net loss from discontinued operations
    allocable to 2% general partners'
    interest                                   (11)          -           -
                                         ---------   ---------   ---------
  Numerator for diluted net loss from
    discontinued operations per Common
    Unit                                 $    (544)  $       -   $       -
                                         =========   =========   =========

  Extraordinary gain                     $   9,754   $       -   $       -
  Extraordinary gain allocable 100%
    to general partners' interest            9,754           -           -
                                         ---------   ---------   ---------
  Numerator for diluted extraordinary
    gain per Common Unit                 $       -   $       -   $       -
                                         =========   =========   =========

  Numerator for diluted net income
    (loss) per Common Unit               $      20   $  (1,358)  $  42,271
                                         =========   =========   =========
Denominator:
  Denominator for basic net income
    (loss) per Common Unit                   4,950       4,950       4,950
                                         =========   =========   =========

  Adjustments to denominator for
    convertible debt and convertible
    preferred equity securities:
      Subordinate Note A                         -           -         292
      B Preferred Units                          -           -       1,315
      C Preferred Units                          -           -         705
                                         ---------   ---------   ---------
      Total adjustments                          -           -       2,312
                                         ---------   ---------   ---------
  Denominator for diluted net income
    (loss) per Common Unit                   4,950       4,950       7,262
                                         =========   =========   =========
See accompanying notes.

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 2002, 2001 and 2000
                              (In thousands)
                                                       General
                               Preferred     Common    Partners'
                                 Units       Units     Interest    Total
                               ---------   ---------  ---------  ---------
Balance at December 31, 1999   $   3,144   $ (30,557) $  (1,101) $ (28,514)

Net income                             -      42,541        868     43,409
                               ---------   ---------  ---------  ---------
Balance at December 31, 2000       3,144      11,984       (233)    14,895

Net income                             -       1,392         28      1,420

Distributions on Redeemable
 Preferred Equity                      -      (5,002)      (102)    (5,104)
                               ---------   ---------  ---------  ---------
Balance at December 31, 2001       3,144       8,374       (307)    11,211

Net income                             -         831      9,771     10,602

Distributions on Redeemable
 Preferred Equity                      -      (2,608)       (52)    (2,660)

Redemption of G Preferred Units   (2,630)      1,328         27     (1,275)
                               ---------   ---------  ---------  ---------
Balance at December 31, 2002   $     514   $   7,925  $   9,439  $  17,878
                               =========   =========  =========  =========



See accompanying notes.













                         STATEMENTS OF CASH FLOWS

                           PRIDE COMPANIES, L.P.
               Years ended December 31, 2002, 2001 and 2000
                              (In thousands)

                                          2002         2001         2000
                                          ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations
  before reorganization items           $  1,768     $  2,714     $ 43,409
Net loss from discontinued operations       (555)           -            -
    Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation                         1,490        1,444        1,467
      Amortization and write-off
        of loan costs                          -            -        3,546
      Gain on sale of property,
        plant and equipment               (1,240)         (32)         (49)
      Paid in kind interest and
        credit and loan fees                   2          134        1,673
      Increasing rate accrued interest         -            -       (1,345)
      Net effect of changes in:
        Restricted cash                      (93)      16,725      (17,399)
        Accounts receivable                1,027       (2,459)      (5,229)
        Inventories                          846         (856)          73
        Prepaid expenses                      38          136         (342)
        Accounts payable and other
          long-term liabilities            5,160        1,736      (16,989)
        Accrued liabilities                  430          717         (378)
                                        --------     --------     --------
          Total adjustments                7,660       17,545      (34,972)
                                        --------     --------     --------
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES BEFORE REORGANIZATION ITEMS   8,873       20,259        8,437

Reorganization items:
  Professional fees and administrative
    expenses                                (386)      (1,111)           -
  Extraordinary gain - Income from
    cancellation of indebtedness           9,754            -            -
  Net effect of changes in:
    Accounts payable and other
      long-term liabilities              (10,886)           -            -
    Accrued liabilities                   (1,251)           -            -
                                        --------     --------     --------
  NET CASH USED IN OPERATING ACTIVITIES
  DUE TO REORGANIZATION ITEMS             (2,769)      (1,111)           -
                                        --------     --------     --------
    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                             6,104       19,148        8,437

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                               (791)        (106)        (202)
  Proceeds from asset disposals            5,726           32          104
  Other                                      100           42          (66)
                                        --------     --------     --------
  NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                     5,035          (32)        (164)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and credit
    facilities                                 -            -        2,014
  Payments on debt and credit
    facilities                                 -            -      (20,127)
  Redemption of G Preferred Units         (1,275)           -            -
                                        --------     --------     --------
  NET CASH USED IN FINANCING ACTIVITIES
  BEFORE REORGANIZATION ITEMS             (1,275)           -      (18,113)

  Payments on debt and credit
    facilities                                 -       (6,327)           -
  Redemption of Redeemable Preferred
    Equity                                     -       (4,023)           -
  Distributions paid on Redeemable
    Preferred Equity                           -       (1,650)           -
  Payments on pre-petition debt          (11,000)           -            -
                                        --------     --------     --------
  NET CASH USED IN FINANCING
  ACTIVITIES FROM REORGANIZATION ITEMS   (11,000)     (12,000)           -
                                        --------     --------     --------
    NET CASH USED IN FINANCING
    ACTIVITIES                           (12,275)     (12,000)     (18,113)
                                        --------     --------     --------
      NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                (1,136)       7,116       (9,840)

  Cash and cash equivalents at
    beginning of the period               13,294        6,178       16,018
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD                       $ 12,158     $ 13,294     $  6,178
                                        ========     ========     ========

See accompanying notes.

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

Organization and Nature of Operations: Pride Companies, L. P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline. The Partnership's operations are conducted primarily in the State of Texas.
     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000 (see Notes 2, 3 and 10).
     Prior to October 1, 1999, the Partnership also owned and operated a crude oil gathering business that gathered, transported, resold and redelivered crude oil in the Texas market (the "Crude Gathering System"). On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Certain liabilities associated with the Crude Gathering System were retained and have been presented in accounts payable and liabilities subject to compromise at December 31, 2002 and 2001, respectively (see Notes 12 and 13). The Partnership also accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002, associated with the claims of five former employees since the former employees worked for the Crude Gathering System (see below and Notes 12 and 13).
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in, and serves as the managing general partner of, the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in, and serves as the special general partner of, the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. In addition to its general partner interest, Pride SGP owned the G Preferred Units of the Partnership with a stated value of $514,000, as of December 31, 2002 (see below and Notes 5, 7 and 9), and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"). As a result of the redemption of certain shareholders' (referred to herein as the "Departing Shareholders") interests in Pride SGP on April 3, 2002, all of the outstanding stock of Pride SGP is now owned by certain officers of the Managing General Partner (see Notes 7 and 9). Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively own a 39.7% interest as of March 11, 2003 in the Partnership through their ownership of Common Units. The remaining Common Units, representing an aggregate 53.4% interest in the Partnership, are publicly held. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     The financial statements of the Partnership include Pride Marketing of Texas (Cedar Wind), Inc. (a wholly-owned subsidiary of the Partnership) ("Pride Marketing") prior to its liquidation on July 17, 2002. All significant intercompany transactions have been eliminated (see below and Note 13).

Operating Environment: Certain key events beginning in 1997 are key to evaluating the Partnership's current operating environment.

1997 Restructuring and Recapitalization: Effective December 31, 1997, Varde Partners, Inc. ("Varde") purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. In conjunction with Varde's purchase and assumption of the lenders' rights and obligations under such bank debt, BankBoston, N.A. ("BankBoston") refinanced the Partnership's letter of credit facility and provided a new revolver facility on December 31, 1997. Pride SGP converted two notes into the Series E Cumulative Convertible Preferred Units ("E Preferred Units") with a stated value of $2,000,000 and the Series F Cumulative Preferred Units ("F Preferred Units") with a stated value of $450,000 (see below). The Partnership incurred costs of $60,000 and $6,570,000 in 1998 and 1997, respectively (including $3,257,000 in noncash fees in 1997), related to the restructuring and recapitalization, which were included in deferred financing costs. During 2000, the Partnership expensed $3,546,000 (of which $990,000 was amortization of deferred financing costs and $2,556,000 of deferred financing costs were written off as a result of retiring or tendering payment on Varde's debt) related to the restructuring and recapitalization.
     In addition to the assumption by Varde of the outstanding bank debt at December 31, 1997, Varde loaned the Partnership an additional $4,693,000 for working capital purposes, including fees and costs associated with the restructuring and recapitalization. After completion of the restructuring and recapitalization, Varde held the following securities, in order of seniority:
   (i) Series A Term Loan ("A Term Loan") maturing December 31, 2002 in the original amount of $20,000,000;
   (ii) Series B Term Loan ("B Term Loan") maturing December 31, 2002 in the original amount of $9,500,000;
   (iii) Series C Term Loan ("C Term Loan") maturing December 31, 2002 in the original amount of $4,689,000;
   (iv) Series A Unsecured Loan ("Subordinate Note A") in the original amount of $2,500,000 maturing December 31, 2002;
   (v) Series B Cumulative Convertible Preferred Units ("B Preferred Units") in the amount of $9,322,000, which were subject to mandatory redemption at December 31, 2002;
   (vi) Series C Cumulative Convertible Preferred Units ("C Preferred Units") in the amount of $5,000,000, which were subject to mandatory redemption at December 31, 2002, and
   (vii) Series D Cumulative Preferred Units ("D Preferred Units") in the amount of $2,757,000 which were subject to mandatory redemption at December 31, 2002.

     The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to herein as the debt ("Debt") (see Note 4).
     The B Preferred Units, C Preferred Units and D Preferred Units are collectively referred to herein as redeemable preferred equity ("Redeemable Preferred Equity") (see Note 8).
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde : (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
     The Partnership or Management had a three-year call on Varde's position for an amount equal to a 40% annual return to Varde, subject to a minimum payment of $7,500,000 over Varde's cost. Such call lapsed December 31, 2000. The securities held by Varde had certain antidilution provisions and registration rights.

1999 Sale of Operating Assets Utilized by the Crude Gathering System:
As previously discussed, the Partnership sold the operating assets of the Crude Gathering System to Sun on October 1, 1999 (also see Note
12). The net proceeds were applied as follows: $15,000,000 principal payment on the A Term Loan (see above and Note 4), $2,000,000 was paid to Pride SGP as part of the exchange described in the following paragraph and Note 7, and $10,007,000, net of transaction and exit costs of $2,588,000, was retained for working capital. This sale resulted in a taxable loss allocable to the Common Unitholders. None of the proceeds were distributed to Common Unitholders.
     In connection with the Crude Gathering Sale on October 1, 1999, Pride SGP exchanged (a) certain trunklines and related pumping facilities owned by Pride SGP, (b) interest payable to Pride SGP from the Partnership in the amount of $548,000, (c) rentals payable to Pride SGP from the Partnership in the amount of $2,146,000, (d) the E Preferred Units with a stated value of $2,000,000 (see above) and (e) F Preferred Units with a stated value of $450,000 (see above) for (i) $2,000,000 in cash and (ii) the Series G Preferred Units ("G Preferred Units") with a stated value of $3,144,000 (see below and Notes 7, 9 and 13 for subsequent events).

Net Losses: Excluding the income resulting from the DESC Claim (see below and Note 5), the Partnership had continually incurred net losses prior to the year ended December 31, 2000. Operating results prior to the year ended December 31, 2000 suffered as a result of increasing competition, depressed operating margins and higher financing costs. For the year ended December 31, 2002, net income from operations which excludes extraordinary gain of $9,754,000 was $848,000. Net income for the year ended December 31, 2001 was $1,420,000. For the year ended December 31, 2000, net income was $43,409,000 as a result of DESC Income (see below) of $48,646,000. Excluding the DESC Income and the write-off of deferred financing costs of $2,556,000 (see above), the Partnership would have had a net loss of $2,681,000 for the year ended December 31, 2000. The deferred financing costs were written off as a result of retiring part of the Debt with the Net DESC Proceeds (see below) and tendering payment on the remaining Debt (see below).

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

2000 Dispute with Varde: The Partnership had planned on using the DESC Proceeds to completely pay off all of the Debt and Redeemable Preferred Equity. However, after the Partnership paid $16,606,000 towards the Debt on July 25, 2000 and July 26, 2000, Varde claimed for the first time it was entitled to an additional $17,621,000 as a transaction fee. The Partnership ceased making any further payments after Varde demanded the transaction fee and pursued legal remedies (see Notes 4 and 5).
     Due to the dispute with Varde, and rather than making additional payments to Varde which Varde indicated that it would not apply in accordance with the Partnership's interpretation of the loan documents, the Partnership deposited $16,360,000 of the Net DESC Proceeds with the Texas Court (see above).

2001 Bankruptcy Filing: On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court (see Note 13). The filing was necessitated by the above mentioned actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see above and Notes 4, 5 and 8).
     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.

2001 Court Ruling and Settlement with Varde: On September 4, 2001, the Bankruptcy Court issued initial findings of fact and conclusions of law in the adversary proceeding between Varde and the Partnership in April 2001 (the "Initial Ruling"). The Bankruptcy Court held, among other things, that Varde was not owed $17,621,000 as a transaction fee and therefore all payments to Varde had to be applied against the Debt and Redeemable Preferred Equity; the Tender was effective and, as a result, interest ceased accruing on the Debt to the extent of the Tender; and the Deposits were not an effective tender and, therefore, the Debt and Redeemable Preferred Equity expected to be retired with such Deposits continued to accrue interest and accumulate arrearages at the contractual rates (see Notes 4, 5, and 8).
     On October 18, 2001, Varde, the Partnership and Management entered into a settlement agreement ("Varde Settlement Agreement") that ended the litigation between them. The Varde Settlement Agreement was subsequently approved by the Bankruptcy Court on November 15, 2001. Under the Varde Settlement Agreement, Varde received $12,000,000 on November 21, 2001 and an allowed unsecured claim of $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") or a total of $23,000,000 for its two-thirds interest in the remaining Debt and Redeemable Preferred Equity (see Notes 5 and 13). The Partnership paid Varde the $11,000,000 Allowed Unsecured Claim on January 22, 2002 and received the $2,000,000 discount mentioned above. Management received $11,500,000 of New Redeemable Preferred Equity for its one-third interest in the remaining Debt and Redeemable Preferred Equity on the Effective Date (see Notes 4, 5, 7 and 8).
     Under the Varde Settlement Agreement, the Partnership owed approximately the same amount as it did prior to the settlement; however, the distribution rates on the New Redeemable Preferred Equity are substantially lower, the maturity dates were extended and the Partnership avoided having to further litigate these issues.

2001 Proof of Claims Filed by Former Employees and Pride SGP: In connection with the Bankruptcy, certain former employees and Pride SGP filed proofs of claim with the Bankruptcy Court that the Partnership disputed (see Note 13). On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002 since the former employees worked for the Crude Gathering System (see above and Notes 12 and 13). The Partnership paid the $625,000 to the five former employees on November 22, 2002.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants were shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proofs of claim.
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into a settlement agreement with Pride SGP and the Departing Shareholders of Pride SGP ("Pride SGP Settlement Agreement"). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interest in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.

2002 Confirmation of Plan and the Partnership's Emergence from
Bankruptcy: On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde Settlement Agreement entered into by the Partnership, Varde and others effective October 18, 2001 (see above); and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Joint Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.
     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").
     Pride SGP's bankruptcy petition was dismissed on May 2, 2002. Pride Marketing, which was inactive, was liquidated on July 17,
2002.

2002 Final Decree: The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.

Future Outlook: The Partnership's ability to improve its profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the Government that begins April 1, 2003 and ends March 31, 2004, the Partnership will supply approximately 20,450,000 gallons, which is a 40% decline from the volumes that it supplied under the previous contract with the Government, that began April 1, 2002 and ends March 31, 2003. The Partnership believes that its profit margins under the new contract will be approximately $626,000 less those under the previous contract.
     The Partnership's ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.
     The Partnership does not currently have a working capital loan facility. As a result of its receipt, in January 2002, of $5,400,000 from the sale of the remaining Refinery equipment and the Aledo Pipeline and $4,000,000 from the reduction of the Shell deposit, the Partnership believes it does not currently need such a facility (see above). The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements, its planned capital expenditures and required amortization of the New Redeemable Preferred Equity from cash on hand and cash generated from operations. The Partnership was expected to retire the New Redeemable Preferred Equity over 15 years by making ten annual payments of $1,406,000 for the next ten years beginning January 15, 2003 (for years eleven through fifteen, the payments decrease to $940,000 annually) (see Notes 5 and 8). On January 15, 2003, the Partnership paid $1,025,000 on the New Redeemable Preferred and asked Messrs. Stephens and Malone to defer principal payments of $381,000 until July 15, 2003 in order to conserve cash, to which they agreed.

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

Net Income (Loss) Per Common Unit: Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income (loss) per Common Unit is computed by adjusting the Common Units outstanding and net income (loss) for the potential dilutive effect of the conversion of the Subordinate Note A, B Preferred Units and C Preferred Units (collectively the "Convertible Securities") outstanding during the period and the elimination of the related interest and distributions and the potential effect of the exercise of officers and employees' unit appreciation rights (see Notes 4, 8 and 11). When the effect of including the conversion of the Convertible Securities on diluted net income (loss) per Common Unit is antidilutive, as was the case for the years ended December 31, 2002 and 2001, such Convertible Securities are not included in the calculation of dilutive net income (loss) per Common Unit. The unit appreciation rights were considered antidilutive for the years ended December 31, 2002, 2001 and 2000.

Inventories: Inventories are stated at the lower of average cost or market value.

Property, Plant and Equipment and Assets No Longer Used In The
Business: Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the various assets (see Note 3).
     Maintenance, repairs, minor renewals and replacements are charged to expense when incurred. Betterments, major renewals and replacements are capitalized. Repairs and maintenance expense for the years ended December 31, 2002, 2001 and 2000 was $205,000, $284,000
and $230,000, respectively.
     Assets no longer used in the business were stated at estimated fair value at the time of impairment. On March 22, 1998, the Partnership idled the Aledo Pipeline and the Refinery; however, some of the tanks and the rack facility also referred to as the Abilene Terminal are still being used in connection with the Shell Agreement (see Note 1). Accordingly, the Partnership evaluated the ongoing value of the refinery assets that would no longer be used in the business in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Based on this evaluation, the Partnership determined that assets with a carrying amount of $47,353,000 were impaired and wrote them down by $40,000,000 to their estimated fair value. Fair value was based on independent appraisals discounted at a market rate of interest. As discussed in Notes 1 and 3, the remaining assets no longer used in the business of $4,235,000 as of December 31, 2001 were sold to Alon on January 18, 2002 for $5,400,000 (see Note 10).

Income Taxes: As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners of the Partnership (see Note 10). Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself.

Retirement Plan: The Pride Employees' 401(k) Retirement Plan and Trust ("Retirement Plan") is a defined contribution plan covering substantially all full-time employees. Under the Retirement Plan, the Partnership must make a mandatory contribution each year equal to 3% of a participant's compensation and may make discretionary matching contributions of up to an additional 3% of a participant's compensation depending on the Partnership's cash flow for such year. The participant's contribution to the plan may not exceed the limitation as outlined under Internal Revenue Code Section 402(g). Beginning January 1, 2002, matching contributions vest over a six year period while mandatory contributions continue to vest over a seven year period (prior to January 1, 2002, matching contributions also vested over a seven year period), subject to immediate vesting upon retirement. Retirement plan expense for the years ended December 31, 2002, 2001 and 2000 was $41,000, $53,000 and $102,000, respectively.

Incentive Compensation Plan: The Partnership has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Unit Appreciation Rights ("Rights"). Under APB 25, if the exercise price of the Rights equals or exceeds the market of the underlying units on the date of grant, no compensation expense is recognized at the date of grant. To the extent the price of the Partnership's units increase above that at the grant date, such excess value to be paid upon exercise is charged to operations over the respective vesting period (see Note 11).

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, receivables, and accounts payable approximates fair value. Currently, the Partnership does not have any loans outstanding.

Statements of Cash Flows: For purposes of the statements of cash flows, Management considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restrictions on Certain Cash Balances: At December 31, 2002 and 2001, the Partnership invested $765,000 and $778,000, respectively, in certificates of deposit to secure a $721,000 letter of credit and to secure credit card payments. At December 31, 2002, the Partnership also had $237,000 that was held in escrow related to the sale of an airplane. At December 31, 2001, the Partnership also had a restricted money market account with Alexander Insurance Group with a balance of $61,000 and an escrow account of $70,000 with American International Recovery as a condition of its insurance policies.

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


NOTE 3--PROPERTY, PLANT AND EQUIPMENT AND ASSETS NO LONGER USED IN
        THE BUSINESS

     A summary of property, plant and equipment at December 31 follows (in thousands):

                                                            Estimated
                                                             Useful
                                          2002      2001      Lives
                                        --------  -------- -----------
Terminal and storage facilities         $  7,158  $  7,253  4-30 years
Pipelines and related facilities          11,526    11,525  5-30 years
Transportation and terminal equipment      8,668     8,710   3-5 years
Marketing facilities and equipment           803       803   3-5 years
Administrative facilities and equipment    3,070     2,481   2-5 years
                                        --------  --------
                                          31,225    30,772
Less accumulated depreciation             18,212    16,809
                                        --------  --------
                                        $ 13,013  $ 13,963
                                        ========  ========

     As previously discussed, the assets no longer used in the business of $4,235,000 as of December 31, 2001 were sold to Alon on January 18, 2002 for $5,400,000 (see Notes 1, 2 and 10).

NOTE 4--DEBT AND CREDIT FACILITIES

     Wells Fargo Bank, N.A. ("Wells Fargo") currently provides a $721,000 letter of credit for the Partnership which is secured by a certificate of deposit.
     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt (see Note 1). Varde concurrently made additional loans to the Partnership. As a result of Varde's assumption of the Partnership's bank debt and additional loans by it, Varde owned the A Term Loan, B Term Loan, C Term Loan, Subordinate Note A, B Preferred Units, C Preferred Units and D Preferred Units. Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan,
(ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the sale of the Crude Gathering System being applied to the A Term Loan, scheduled principal payments, payments out of the proceeds from the Partnership's litigation against the United States Defense Energy Support Center and payments under the Varde Settlement Agreement, Varde's interest in such Debt and Redeemable Preferred Equity was completely paid off (see Notes 1 and 8).
     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity was converted into the New Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan (see Notes 1, 7 and 8).
     Prior to the Initial Ruling by the Bankruptcy Court (see Notes 1 and 13), the Partnership had accrued interest expense at the statutory rate of 6% ("Statutory Rate") on $6,171,000 of the C Term Loan and $2,000,000 of the Subordinate Note A beginning July 27, 2000 as a result of the tender by the Partnership to Varde of $8,171,000 on such date (the "Tender"). In the Initial Ruling, the Bankruptcy Court determined that Varde was not entitled to interest on the Tender.
When the Partnership deposited $9,360,000 in the Texas Court (see Note
1) on August 23, 2000 (the "First Deposit"), the Partnership considered this a tender and originally accrued interest expense at the Statutory Rate on an additional $1,188,000 of the Subordinate Note A which is what would have been the remaining balance of the Subordinate Note A had Varde accepted the Tender on July 27, 2000; however, the Bankruptcy Court's Initial Ruling concluded the First Deposit was not a valid tender and interest continued to accrue on $1,188,000 of the Subordinate Note A at the contractual rate. From July 27, 2000 through June 30, 2001, the Partnership had accrued total interest expense of $342,000 and $172,000 at the Statutory Rate on the C Term Loan and Subordinate Note A, respectively; however, those accruals were reversed resulting in a credit to interest expense of $222,000 for the year ended December 31, 2001. In addition, the Partnership recorded paid in kind interest of $134,000 on the Subordinate Note A for the period August 23, 2000 to December 31, 2001 as a result of the Initial Ruling. From January 1, 2002 through January 22, 2002, the Partnership recorded paid in kind interest of $2,000 on the Subordinate Note A.
     On August 31, 2000, the Partnership deposited another $7,000,000 in the Texas Court (the "Second Deposit"). The Partnership believed the Second Deposit and $1,000 of the First Deposit would be used to redeem a portion of the Redeemable Preferred Equity along with paying accumulated arrearages on those securities (see Notes 1 and 8). The First Deposit and Second Deposit are collectively referred to as the deposits (the "Deposits"). For the years ended December 31, 2001 and 2000, the Deposits with the Texas Court accrued interest income of $646,000 and $391,000, respectively. The Texas Court returned the Deposits along with accrued interest of $1,037,000 to the Partnership in November 2001.
     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears (see Note 8). Prior to the Tender and the three payments by the Partnership to Varde on July 25 and July 26, 2000, totaling $16,606,000 (the "Payments"), the A Term Loan, B Term Loan, and C Term Loan bore interest rates of 11%, 13%, 15%, 17% and 18% for the first, second, third, fourth and fifth years, respectively, except for $4,779,000 of the B Term Loan as of July 25, 2000 which bore interest of 18% through maturity. As mentioned before, the Partnership originally accrued interest expense on the C Term Loan at the Statutory Rate of 6% per annum after the Tender on July 27, 2000 and on the Subordinate Note A at the Statutory Rate after the Tender on July 27, 2000 and the First Deposit on August 23, 2000; however, the accruals were reversed as a result of the Bankruptcy Court's Initial Ruling (see Notes 1 and 13) and the Partnership recorded paid in kind interest of $134,000 for the period August 23, 2000 to December 31, 2001 based on the contractual rates on the Subordinate Note A. From January 1, 2002 through January 22, 2002, the Partnership recorded paid in kind interest of $2,000 on the Subordinate Note A. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.
     Because a portion of the Debt was subject to increasing rates of interest in 2000 and before, the Partnership was accruing interest at the effective rate over the term of the Debt. Interest expense for the year ended December 31, 2000 reflects the reversal of an accrual of $1,345,000 which is based on the difference between the effective interest rates and the stated rates accrued in prior years.
     As a result of the cash interest and principal payment limitations, interest on the B Term Loan, C Term Loan, and the Subordinate Note A had been paid in kind prior to the Payments and the Tender. Since the Tender only covered $2,000,000 of the Subordinate Note A, interest continued to be paid in kind on $1,118,000 of the Subordinate Note A through November 21, 2001. From November 22, 2001 through January 22, 2002, interest continued to be paid in kind on $438,000 of the Subordinate Note A owned by Management. The preferred distributions continued accumulating in arrears on the entire balance of the Redeemable Preferred Equity through November 21, 2001 (see Note
8). From November 22, 2001 through December 31, 2001, the distributions continued accumulating in arrears on the Redeemable Preferred Equity owned by Management.
     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an Allowed Unsecured Claim for $11,000,000 (net of a $2,000,000 discount) from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of these securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions of $5,104,000), respectively)(see Notes 1 and 8). At December 31, 2001, the Allowed Unsecured Claim was shown net of the $2,000,000 discount and $4,000,000 of the claim was included in current liabilities subject to compromise and the other $7,000,000 was included in long-term liabilities subject to compromise (see Note 13).
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 payment to Varde and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions of $2,660,000), respectively) (see Notes 1, 7 and 8).
     The Supreme Court of New York, County of New York ("New York Court") issued a temporary restraining order on September 7, 2000, which imposed restrictions on the Partnership's use of DESC Proceeds (see Note 5). Because of those constraints, Management agreed to extend a revolving loan to the Partnership of $4,200,000 ("Management Revolver") from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 5 and 7). A note evidencing the Management Revolver was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding. The facility was subsequently cancelled and the amounts outstanding thereunder were repaid.
     The C Term Loan of $2,055,000 held by Management was secured by substantially all of the Partnership's assets. On January 22, 2002, Management received New Redeemable Preferred Equity of the Partnership for the C Term Loan and as a result no longer has a security interest in the Partnership's assets.
     Amounts outstanding under these credit facilities at December 31, 2001 included in long-term debt included (in thousands):

                                                2001
                                              --------
     C Term Loan                              $  2,055
     Subordinate Note A                              -
                                              --------
                                                 2,055
     Less current portion                        2,055
                                              --------
                                              $      -
                                              ========

     Amounts outstanding under these credit facilities at December 31, 2001 included in liabilities subject to compromise (see Note 13 for other items included in liabilities subject to compromise) included (in thousands):

                                                2001
                                              --------
     Subordinate Note A                       $  1,111
     Allowed Unsecured Claim                    11,000
                                              --------
                                                12,111
     Less current portion                        5,111
                                              --------
                                              $  7,000
                                              ========

     Interest paid (excluding paid in kind interest subsequently paid on retirement of the Debt) for the years ended December 31, 2002, 2001 and 2000 was $19,000, $19,000 and $697,000, respectively.

NOTE 5--COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Partnership was committed to operating leases which require fixed monthly rentals for transportation equipment, computers and related equipment and other miscellaneous equipment, some of which contain residual value guarantees. Rental expense for the years ended December 31, 2002, 2001 and 2000 was $289,000, $108,000 and $163,000, respectively. The minimum future rentals under noncancellable operating leases at December 31, 2002 are as follows (in thousands):


          2003                   $   350
          2004                       325
          2005                       281
          2006                       236
          2007                       235
          Thereafter                 314
                                 -------
                                 $ 1,741
                                 =======

     At December 31, 2002, Pride SGP held the Series G Preferred Units with a stated value of $514,000 (see Note 9). During the year ended December 31, 2002, the Partnership redeemed G Preferred Units with a stated value of $2,630,000 for $1,275,000 (see Note 1, 7, and 9). The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum. The remaining G Preferred Units held by Pride SGP are expected to be redeemed in April 2003 (see Note 10).
     At December 31, 2002 and 2001, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of March 11, 2003, Pride SGP, Management and the public owned 250,000, 2,004,000 and 2,696,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.
     The Partnership is currently involved in Phase II of an investigative study by the Texas Natural Resource Conservation Commission. Management estimates the remaining cost to comply with this study approximates $15,000 and had accrued for this amount at December 31, 2002.
     The Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System sold to Sun including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of December 31, 2002 for remediation of the sites. The Partnership does not expect any other future expenditures related to these retained environmental liabilities to be material (see Notes 1 and 12).
     Management does not believe any significant additional amounts will be required to maintain compliance with the study, the retained environmental liabilities of the Crude Gathering System or other environmental requirements other than routine expenditures in the ordinary course of business.
     On September 5, 1995, the Partnership filed a substantial claim in the United States Court of Federal Claims against the United States of America, also referred to as the DESC (see Note 1), relating to erroneous pricing of jet fuel purchased over a period of several years from the Partnership and its predecessors (the "DESC Claim"). The Partnership had sued the DESC based on an illegal economic price adjustment ("EPA") provision present in 12 jet fuel contracts between the Partnership and the DESC. Although the DESC acknowledged the illegality of the EPA provision, the parties disagreed on whether the Partnership had incurred damages.
     On May 10, 2000, the presiding judge in the Partnership's lawsuit against the DESC rendered a judgment in favor of the Partnership in the amount of $45,706,000 (comprised of an additional long-term contract premium of $23.4 million and a transportation premium of $22.3 million), plus statutory interest of $15,815,000 under the Contract Disputes Act. The DESC Proceeds were $61,521,000 from which the Partnership paid Legal Fees of $5,908,000 and Bonuses of $6,967,000 (see Note 1). The DESC Proceeds less the Legal Fees and Bonuses were $48,646,000.
     Out of the Net DESC Proceeds, the Partnership paid $16,606,000 on the Debt and made the Deposits of $16,360,000 with the Texas Court pending resolution of the Partnership's dispute with Varde (see Notes 1 and 4). The remaining $15,680,000 of the Net DESC Proceeds, as permitted by the Bankruptcy Court, was used for working capital.
     Before the dispute with Varde, the Partnership had planned on retiring the Redeemable Preferred Equity with the DESC Proceeds in conjunction with a new working capital facility, which would have reduced the income allocated to the Common Unitholders as a result of the payment of accumulated arrearages on such Redeemable Preferred Equity. As a result of the DESC Claim being paid in two installments, such net income was reported to Common Unitholders in two different months (see below).
     As a result of the expected retirement of the Debt with the Payments and the Deposits, the Partnership wrote-off $2,556,000 of deferred financing costs that were being amortized over the life of the loans in the third quarter of 2000 (see Note 1).
     For the years ended December 31, 2001 and 2000, the Partnership incurred legal fees and other expenses of $900,000 and $1,172,000, respectively, in connection with the dispute with Varde. For the year ended December 31, 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde.
     For the years ended December 31, 2002, 2001 and 2000, the Partnership incurred $365,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management), $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000, respectively, in bankruptcy related expenses.
     See Note 10 for a discussion of certain tax issues related to ownership of Common Units.

NOTE 6--MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Two of the Partnership's major customers are the DESC (see Notes 1 and 5) and ChevronTexaco, Corp. ("Chevron"). Revenues from the DESC comprised 11.2%, 12.8% and 17.2% of total revenues from the Products Marketing Business in 2002, 2001 and 2000, respectively. Revenues from Chevron comprised 4.3%, 7.5% and 8.1% of total revenues from the Products Marketing Business in 2002, 2001 and 2000, respectively.
     At December 31, 2002 and 2001, the Partnership had $1,906,000 and $537,000, respectively, in receivables from the DESC and $1,015,000 and $971,000, respectively, in receivables from Chevron. In some cases, the Partnership requires letters of credit from customers. Historically, the Partnership's credit losses have been insignificant.

NOTE 7--RELATED PARTY TRANSACTIONS

     The Partnership utilizes an airplane from time to time, as needed, on a per hour market rate basis from an entity controlled by two officers of the Managing General Partner. Payments to this entity totaled $47,000, $66,000 and $79,000 during 2002, 2001 and 2000, respectively.
     The Partnership leases property from a relative of one of the officers of the Managing General Partner. Lease payments were approximately $44,000, $42,000 and $41,000 in 2002, 2001 and 2000,
respectively.
     The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of Management of the Managing General Partner collectively own a 39.7% interest in the Partnership, as of March 11, 2003, through their ownership of Common Units. Pride SGP has a 0.1% general partner interest, $514,000 in Series G Preferred Units, as of December 31, 2002, and has a 4.9% interest in the Partnership through its ownership of Common Units (see Notes 1, 9 and 13).
     As a result of the temporary restraining order imposed by the New York Court on September 7, 2000, Management agreed to extend the Management Revolver of $4,200,000 from the Bonuses paid to Management as a result of the successful litigation of the DESC Claim (see Notes 1, 4 and 5). The note was executed September 18, 2000. During the third and fourth quarters of 2000, Management made advances under this facility. Although the note accrued interest at prime plus 1.75%, Management waived such interest for the period it was outstanding.
The facility was subsequently cancelled and the amounts outstanding thereunder were repaid.
     On December 1, 2000, the Managing General Partner of the Partnership exercised a call option and purchased 930,000 Common Units of the Partnership for $251,000. The Managing General Partner of the Partnership paid $150,000 on July 25, 2000 to J-Hawk Corporation for the call option. In January, 2001, the Managing General Partner sold 95,000 of those Common Units to certain members of Management and distributed the remaining 835,000 Common Units it held to its shareholders.
     The Common Units underlying the call option were acquired by J-Hawk Corporation in a separate transaction that also closed on July 25, 2000. The Managing General Partner was paid a $50,000 finder's fee by the Seller.
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan,
(ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units,
(v) C Preferred Units and (vi) D Preferred Units. The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity for its one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity (see Notes 1, 4 and
8).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see Notes 1, 9 and 13). Under the Pride SGP Settlement Agreement, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell. The remaining G Preferred Units owned by Pride SGP are expected to be redeemed in April 2003 (see Note 10).
     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership on May 24, 2002 sold the aircraft to the owners of the Managing General Partner and the Chief Financial Officer at the same price and then leased it back at a monthly rental of $18,000 over a term of seven years. The Partnership is responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of the seventh year, the Partnership will have the option to continue leasing the aircraft. The Partnership has the option to purchase the aircraft after the sixth year for $1,300,000. Lease payments were approximately $145,000 in 2002.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Common Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

NOTE 8--REDEEMABLE PREFERRED EQUITY

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units which were all redeemable on December 31, 2002 (see Note 1). The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years.
     The Partnership had expected prior to the Bankruptcy that once the dispute with Varde was resolved that the Second Deposit of $7,000,000 and $1,000 from the First Deposit (see Note 4) would be used to redeem $3,117,000 of the B Preferred Units and $1,672,000 of the C Preferred Units or a total of $4,789,000, along with payment of accumulated arrearages on the Redeemable Preferred Equity of $2,212,000 or a total of $7,001,000. From August 23, 2000 through
June 30, 2001, the Partnership had accrued total interest expense of $348,000 at the Statutory Rate (see Note 4 for the definition of Statutory Interest) on the B Preferred Units and C Preferred Units to the extent that the Second Deposit and $1,000 of the First Deposit were expected to be applied to such securities. However, the Bankruptcy Court's Initial Ruling concluded that the Deposits were not a valid tender and the B Preferred Units and C Preferred Units expected to be retired with the Second Deposit and $1,000 of the First Deposit continued to accumulate arrearages (see Notes 1, 4 and 13).
As a result of the Bankruptcy Court's Initial Ruling, the accrual was reversed resulting in a credit to interest expense of $348,000 for the year ended December 31, 2001 and an increase in the accumulated arrearages on the B Preferred Units and C Preferred Units of $626,000 for the period August 31, 2000 to June 30, 2001. For the years ended December 31, 2001 and 2000, the Partnership accumulated arrearages of $2,806,000 (which includes the adjustment of $626,000 mentioned above for the period August 31, 2000 to June 30, 2001) and $1,683,000, respectively, on the Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity for the year ended December 31, 2002. On November 21, 2001, the accumulated arrearages were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity.
     As discussed in Notes 1 and 4, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000 on January 22, 2002. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 15, 2012 and is redeemable in ten equal annual installments which began on January 15, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 15, 2017 and is redeemable in fifteen equal annual installments which began on January 15, 2003. For the year ended December 31, 2002, the New Redeemable Preferred Equity accrued distributions of $827,000. Under the terms of the New Redeemable Preferred Equity, the Partnership was to redeem the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000 beginning January 15, 2003. The Partnership is required to redeem the New Redeemable Preferred Equity upon a change in control or a change in financial condition. On January 15, 2003, the Partnership paid $1,025,000 on the New Redeemable Preferred and asked Messrs. Stephens and Malone to defer principal payments of $381,000 until July 15, 2003 in order to conserve cash, to which they agreed.

NOTE 9--PARTNERS' CAPITAL (DEFICIENCY)

     At December 31, 2002 and 2001, Pride SGP held the G Preferred Units with a stated value of $514,000 and $3,144,000, respectively (see Notes 1, 5, 7 and 13). The Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP on January 8, 2002. Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. The remaining $514,000 of G Preferred Units held by Pride SGP will not accrue any distributions prior to October 1, 2004. Beginning October 1, 2004, distributions will accrue on the remaining G Preferred Units at a rate equal to the lesser of (i) the Partnership's net income less any distributions accrued or paid on the New Redeemable Preferred Equity or (ii) 10% per annum. The remaining G Preferred Units owned by Pride SGP are expected to be redeemed in April 2003 (see Note 10).
     At December 31, 2002 and 2001, 4,950,000 Common Units were outstanding, representing a 98% limited partner interest. As of March 11, 2003, Pride SGP, Management and the public owned 250,000, 2,004,000 and 2,696,000 Common Units, respectively.
     The terms of the G Preferred Units prohibit the payment of distributions on the Common Units as long as any G Preferred Units are outstanding. In addition, the terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the G Preferred Units or Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations, annual payments on the New Redeemable Preferred Equity and restrictions on distributions contained in the G Preferred Unit instrument, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     At December 31, 2002, the Common Units ranked behind debt, as well as the New Redeemable Preferred Equity and G Preferred Units. As a result of debt and preferred equity securities ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash contained in the preferred equity securities instruments (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability (see Note 10).

NOTE 10--INCOME ALLOCATIONS TO PARTNERS FOR FEDERAL TAXES

     As a limited partnership, the Partnership is not a taxable entity for federal income tax purposes and any federal income taxes are the direct responsibility of the individual partners of the Partnership. Accordingly, no federal income tax provision is made in the accompanying statement of operations related to the operations of the Partnership itself.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     For the year ended December 31, 2000, in accordance with the Partnership Agreement, the Managing General Partner determined that for tax purposes it was necessary to establish a convention for the Partnership under which the income and certain expenses attributable to the DESC judgment would be allocated to the Common Unitholders (see
Note 5). Under that convention, Common Unitholders as of July 31, 2000 and August 31, 2000 were allocated the income attributable to the portion of the proceeds from the judgment actually received by the Partnership during those months. The Partnership also took the position that suspended losses would be available to Common Unitholders to offset net income attributable to the judgment; however, it is not certain the Internal Revenue Service will agree with that position. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset the allocation of income. The Partnership suggested that Common Unitholders should consult with their own tax advisors regarding the use of suspended losses.
     As of December 31, 2002, the Partnership's tax bases in its assets and liabilities were greater than its bases therein for financial reporting purposes by approximately $5,893,000. The taxable income reported by the Partnership for the year ended December 31, 2002 was $138,000, of which $3,454,000 of taxable income was allocated to the Redeemable Preferred Units and a taxable loss of $3,619,000 and $74,000 was allocated to Common Unitholders and the General Partners, respectively. The major reconciling items between the net income for financial purposes and tax purposes for the 2002 fiscal year are as follows: extraordinary gain for tax purposes is $9,754,000 less than for financial purposes, loss on loan to subsidiary for tax purposes is $2,108,000 more than for financial purposes, gain on sale of assets for tax purposes is $1,984,000 more than for financial purposes and depreciation for tax purposes is $605,000 greater than for financial purposes.
     The Partnership previously disclosed that it estimated taxable income of approximately $9,800,000 would be required to be recognized and reported for the year ended December 31, 2002 as a result of what was assumed to be cancellation of debt as a result of the holders of certain of the Partnership's debt not filing timely proofs of claim in the Bankruptcy. The Partnership reported that 98% of such income would be allocated to Common Unitholders. Based upon independent legal advice, the Partnership has determined that the situation should not be deemed to result in cancellation of debt of the Partnership, and that it is not appropriate to report any income therefrom for tax purposes. The Partnership also believes, based upon the independent legal advice it has received, that if a challenge to this treatment by the Internal Revenue Service ("IRS") were successful and cancellation of indebtedness income were found to exist in 2002, then such income should be allocated solely to the general partners of the Partnership and not to the Common Unitholders. There are, however, significant uncertainties regarding the Partnership's tax position and no assurance can be given that the Partnership's position will be sustained if challenged by the IRS. If the Partnership's tax position on both of these issues were successfully challenged, as previously disclosed by the Partnership, the Common Unitholders would be allocated 98% of an estimated $9,754,000 of income based on the number of months each Common Unitholder held his Units during calendar year 2002, without a corresponding distribution of cash to offset the potential tax liability. In that event, the Common Unitholders would also be liable for interest on any unpaid tax, plus possible penalties. No letter ruling has been or will be obtained from the IRS by the Partnership regarding this issue. If the Partnership's tax position on this matter prevails and the Partnership is subsequently liquidated and its net assets distributed to the Common Unitholders and the general partners, the amount distributable to Pride SGP or the general partners (depending on whether the first position or second position prevails) of the Partnership potentially will increase, and the aggregate amount distributable to the Common Unitholders potentially will decrease, by up to 98% of $9,754,000; however, Pride SGP has agreed to subordinate the increase in its capital account that would result in it receiving the increased distribution on liquidation in exchange for the redemption of the remaining G Preferred Units held by Pride SGP for their stated value of $514,000. The redemption is expected to occur in April 2003. The Managing General Partner has not agreed to subordination should the second position prevail.
     On January 18, 2002, the Partnership sold the remaining Refinery equipment and Aledo Pipeline for $5,400,000 since those assets were no longer used in its business and to further increase working capital (see Notes 1, 2 and 3). The gain from the sale of those assets for tax purposes was $3,224,000 of which 98% was allocated to Common Unitholders before any basis adjustment attributable to specific Common Unitholders. Common Unitholders who purchased Common Units after July of 2000 did not have any basis in these assets based on the trading price of the Common Units after such date. Therefore, those Common Unitholders recognized gain to the extent of their allocable share of the proceeds of $5,400,000. Such gain was allocated to those Common Unitholders who held Common Units on January 31, 2002.
     As a result of the Partnership paying Varde $11,000,000 on January 22, 2002, Varde was allocated $3,454,000 of gross income, thus decreasing the amount of gross income allocable to Common Unitholders by 98% of that amount (see Notes 1, 4 and 8). The reduction in gross income allocated to Common Unitholders was based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     Common Unitholders were also allocated 98% of a loss of $2,108,000 on a loan to a subsidiary that is now considered worthless (see Note 1). The deduction was be allocated to Common Unitholders based on the number of months each Common Unitholder held his or her Common Units during the taxable year that ends December 31, 2002.
     The above allocations are in addition to the 98% of taxable income that was allocated to Common Unitholders from normal operations for the taxable year ended December 31, 2002 adjusted for basis adjustment attributable to specific Common Unitholders. The actual tax impact on a Common Unitholder depends upon such Common Unitholder's overall personal tax situation and whether such Common Unitholder has suspended losses which can be used to offset any allocation of income for the year ended December 31, 2002. Each Common Unitholder should consult with their own tax advisor regarding the use of suspended losses.


NOTE 11--UNIT APPRECIATION RIGHTS

     During 1996, the Partnership implemented an incentive compensation plan for officers and key employees. Under the plan, individual employees can be granted unit appreciation rights ("Rights") whereby a holder of the Rights is entitled to receive in cash or in Common Units the increase, if any, between the exercise price, as determined by the board of directors of the Managing General Partner at the date of grant, and the fair market value on the exercise date. The employees awarded and the number of Rights awarded to the employees are subject to the discretion of the board of directors of the Managing General Partner. The term of all awards is ten years from the grant date.
     Rights transactions from December 31, 1999 are as follows:

                                      Officers/
                                      Employees  Directors    Total
                                      ---------  ---------  ---------
     Outstanding at December 31, 1999   277,648     70,000    347,648
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (70,044)         -    (70,044)
                                       --------   --------   --------
     Outstanding at December 31, 2000   207,604     70,000    277,604
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                         (47,604)         -    (47,604)
                                       --------   --------   --------
     Outstanding at December 31, 2001   160,000     70,000    230,000
     Granted                                  -          -          -
     Exercised                                -          -          -
     Terminated                               -          -          -
                                       --------   --------   --------
     Outstanding at December 31, 2002   160,000     70,000    230,000
                                       ========   ========   ========

     On December 9, 1996, four officers and twelve employees were awarded a total of 292,760 Rights at an exercise price of $3.75 per unit. Because the fair market value of the Rights did not exceed the exercise price at December 9, 1996, no compensation was accrued. Effective December 31, 1997, the number of Rights was increased to 299,996, reallocated among four officers and eleven employees and the exercise price was reduced to $1.94 per unit. The Rights of the eleven employees were terminated in 1999, 2000 and 2001 thus reducing the total outstanding Rights to 160,000 at December 31, 2001 and 2002 all of which had been awarded to the officers. A one-time award of 70,000 Rights was made in 1996 to five non-employee directors at an exercise price of $3.75 which fully vested on December 31, 1998. Effective December 31, 1997, the exercise price was amended and reduced to $1.94 per unit.
     The Rights fully vested on December 31, 1998; however, none have been exercised. Rights exercisable under the plan were 230,000, 230,000, 277,604 and 347,648 at December 31, 2002, 2001, 2000 and
1999, respectively. Since the fair market value of the Rights did not exceed the exercise price at the grant date nor at the repricing date, no compensation expense has been accrued in accordance with APB 25.
     The weighted average fair value of the Rights granted is approximately $1.40 per Right and the pro forma effect (as required by Statement 123) is not material to the operations of the Partnership.


NOTE 12--DISCONTINUED OPERATIONS

     On October 1, 1999, the Partnership sold the operating assets utilized by the Crude Gathering System to Sun for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. Accordingly, the operating results of the Crude Gathering System have been segregated from the continuing operations and are reported as discontinued operations (see Note 1).
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 for remediation of the sites. The Partnership does not expect any other future expenditures related to these retained environmental liabilities to be material.
     In connection with the Crude Gathering System operations, as first purchaser of crude oil the Partnership was responsible for distribution of payments to the various revenue and royalty interest owners. Often, the legal rights of the interest owners were unclear or the owners could not be located for long periods of time. When such was the case, the Partnership retained the liability for the payments until the ownership interest was clarified or the owners located, at which time payment was made. When an owner could not be located, state statutes generally required that the unpaid amounts be escheated to the state after the passage of a specified number of years.
     In addition, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002, associated with the claims of five former employees since the former employees worked for the Crude Gathering System (see Notes 1, 5 and 13).
     As a result of the Bankruptcy, the liabilities of the discontinued operation were included in liabilities subject to compromise along with other prepetition liabilities of the continuing operations at December 31, 2001 (see Note 13).

NOTE 13--BANKRUPTCY

     As previously discussed in Note 1, on January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see Notes 1, 4 and 8). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 31, 1997 (see Notes 1, 4, 5, 7 and 8). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001, and the Bankruptcy Court issued its Initial Ruling on September 4, 2001 (see Note 1).
     Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Partnership continued business as a debtor in possession. These claims are reflected in the December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured by the Partnership's assets ("Secured Claims") also were stayed. The Secured Claims were secured primarily by the Partnership's cash, accounts receivables, and property, plant and equipment.
     The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, liabilities for excise taxes and accounts payable owed to Shell for the purchase of refined product.
     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing each filed Bankruptcy under Chapter 11 of the Federal Bankruptcy Code, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court (see Note 1).
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde Settlement Agreement entered into by the Partnership, Varde and others effective October 18, 2001 (see Notes 1 and 4); and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Joint Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.
     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").
     At December 31, 2001, current liabilities subject to compromise included liabilities of the Products Marketing Business (continuing operations) of $7,707,000 and liabilities of the Crude Gathering System (discontinued operations) of $861,000, whereas long-term liabilities subject to compromise included $7,000,000 of liabilities from the Products Marketing Business (continuing operations) and $8,680,000 of liabilities from the Crude Gathering System (discontinued operations) (see Notes 1, 4 and 12).
     For the years ended December 31, 2002, 2001 and 2000, the Partnership incurred $365,000 (includes a discount of $21,000 in connection with the issuance of the new securities to Management), $1,294,000 (includes a premium of $183,000 related to the Varde Settlement Agreement) and $55,000, respectively, in bankruptcy related expenses.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants were shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim (see Notes 1, 5 and 7).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement with Pride SGP and the Departing Shareholders of Pride SGP (see Note 1). Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002 since the former employees worked for the Crude Gathering System. The Partnership paid the $625,000 to the five former employees on November 22, 2002 (see above and Note
12).
     Pride SGP's bankruptcy petition was dismissed on May 2, 2002. Pride Marketing, which was inactive, was liquidated on July 17,
2002.
     Current liabilities subject to compromise at December 31, 2001 included the following components (in thousands):


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
                                              ========

    Long-term liabilities subject to compromise at December 31, 2001 included the following components (in thousands):


                                                2001
                                              --------
   Continuing Operations:
     Allowed Unsecured Claim (Long-term)      $  7,000
   Discontinued Operations:
     Crude suspense liability                    8,680
                                              --------
                                              $ 15,680
                                              ========

NOTE 14--PLAN OF REORGANIZATION

     On January 17, 2001, the Partnership filed Bankruptcy with the
Bankruptcy Court in Abilene, Texas (see Notes 1 and 13).   On January
11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims were not disputed or who filed proofs of claim that were allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan.
     The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.

(This page should be printed on 11" x 8.5" paper)

NOTE 14--QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                              Net income
                                                             (loss) after
                                                               preferred
                                                Net income   distributions  Basic   Diluted
                            Operating   Net    (loss) after   allocable to  Income   Income
                     Net     Income    Income    preferred       Common     (Loss)   (Loss)
Quarter Ended      Revenues  (Loss)    (Loss)  distributions  Unitholders  per Unit per Unit
-------------      -------- --------- -------- ------------- ------------- -------- --------
March 31, 2001     $ 56,894  $   (59) $  (334) $       (796) $       (780) $ (0.16) $ (0.16)
June 30, 2001        74,987    1,511      826           351           344     0.07     0.07
September 30, 2001   63,364    1,229    1,940           595           583     0.12     0.12
December 31, 2001    41,265     (329)  (1,012)       (1,536)       (1,505)   (0.30)   (0.30)
March 31, 2002       47 684     (513)  10,049         9,884           334     0.07     0.07
June 30, 2002        54,031     (268)    (890)       (1,106)       (1,084)   (0.22)   (0.22)
September 30, 2002   65,941      293      459           243            31     0.01     0.01
December 31, 2002    66,578      869      984           754           739     0.14     0.14

             INDEX TO EXHIBITS TO REPORT ON FORM 10-K

Exhibit Number
(Reference to
Item 601 of
Regulation S-K)                      Description
_______________                      ___________

3.1 Third Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.3 of the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 (Commission File No. 1-10473)).

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

10.1 Registration Rights Agreement dated March 30, 1990, by and between the Partnership and Pride SGP, Inc. (incorporated by reference to Exhibit 10.5 of the Partnership's Registration Statement on Form S-1 (Commission File No. 33-42115), as amended).

10.2   Unit Appreciation Rights Plan (incorporated by reference to
       Exhibit 10.26 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10473)).

10.3 Sixth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.29 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-10473)).

10.4 Seventh Amendment to the Fifth Restated and Amended Credit Agreement, dated as of December 30, 1997, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc., as Guarantors, and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit
       10.30 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-10473)).

10.5 Restructuring and Override Agreement, dated as of December 30, 1997, by and among Varde Partners, Inc., Pride Companies, L.P., Pride Refining, Inc., and Pride SGP, Inc. (Commission File No. 1-10473).

10.6 First Amendment to Sixth Restated and Amended Credit Agreement dated as of April 15, 1998, by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit
       28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended June 30, 1998 (Commission File No. 1-10473)).

10.7 Waiver dated as of October 29, 1998 to the First Amendment to Sixth Restated and Amended Credit Agreement among Pride Companies, L.P. as borrower, Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc. and Pride Borger, Inc., as guarantors, and Varde Partners, Inc., as lender (incorporated by reference to Exhibit 28.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ended September 30, 1998 (Commission File No. 1-10473)).

10.8 Second Amendment to the Sixth Restated and Amended Credit Agreement dated as of November 20, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.33 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.9 Third Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 1, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar
       Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.34 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File
       No. 1-10473)).

10.10 Fourth Amendment to the Sixth Restated and Amended Credit Agreement dated as of December 31, 1998 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride
       SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to Exhibit 10.35 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 Commission File No. 1-10473)).

10.11 Fifth Amendment to the Sixth Restated and Amended Credit Agreement dated as of March 1999 by and among Pride Companies, L.P. ("Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc., and Pride Borger, Inc. (collectively Guarantors) and Varde Partners, Inc. as Lender (incorporated by reference to
       Exhibit 10.36 of the Partnership's Annual Report on Form 10K for the year ended December 31, 1998 (Commission File No. 1-10473)).

10.12 The Sixth Amendment to the Sixth Restated and Amended Credit Agreement as of April 15, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Desulfur Partnership, Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30, 1999 (Commission File No. 1-10473)).

10.13 Amended and Restated Certificates of Designation of Series B, C, D, E and F Cumulative Convertible Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of April 15, 1999 (incorporated by reference to Exhibit 10.2 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30 1999 (Commission File No. 1-10473)).

10.14 Purchase and Sale Agreement dated August 4, 1999 by and among Pride Companies, L.P. and Pride SGP, Inc., as Sellers, and Sun Pipe Line Services Co., as Buyer (incorporated by reference to
       Exhibit 10.3 of the Partnership's Quarterly Report on Form 10Q for the quarter ending June 30, 1999 (Commission File No. 1-10473)).

10.15 Waiver and Consent dated as of October 1, 1999 among Pride Companies, L.P. (the "Borrower"), Pride Refining, Inc., Pride SGP, Inc., Pride Marketing of Texas (Cedar Wind), Inc. and Pride Borger, Inc. (collectively, the "Guarantors"), and Varde Partners, Inc., ("Lender") (incorporated by reference to
       Exhibit 10.1 of the Partnership's Quarterly Report on Form 10Q for the quarter ending September 30, 1999 (Commission File No. 1-10473)).

10.16 Certificates of Designation of Series G Subordinate Preferred Units of Pride Companies, L.P. pursuant to the Third Amended and Restated Agreement of Limited Partnership effective as of October 1, 1999 (incorporated by reference to Exhibit 10.46 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-10473)).

10.17 Promissory Note dated September 18, 2000, between Pride Companies, L.P., as borrower, and Dave Caddell, in his individual capacity and as trustee for Brad Stephens, Wayne Malone, and George Percival, as lenders (incorporated by reference to Exhibit 10.47 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-10473)).

10.18 Compromise and Settlement Agreement executed October 18, 2001, by and among Varde Partners, Inc., Pride Companies, L.P. and Pride Refining, Inc. and Brad Stephens, Wayne Malone, Dave Caddell and George Percival (incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 1-10473)).

10.19 Third Amended and Restated Debtors' Joint Plan of Reorganization, dated November 19, 2001; Modification to Third Amended and Restated Debtors' Joint Plan of Reorganization dated January 8, 2002; and Second Modification to Third Amended and Restated Debtors' Joint Plan of Reorganization dated January 11, 2002 (incorporated by reference to Exhibit 2.1 of the Partnership's Current Report on Form 8-K dated January 11, 2002 (Commission File No. 1-10473)).

10.20 Findings of Fact, Conclusions of Law and Order Confirming the Debtors' Third Amended and Restated Joint Plan of
       Reorganization dated January 11, 2002, (incorporated by reference to Exhibit 2.2 of the Partnership's Current Report on Form 8-K dated January 11, 2002 (Commission File No. 1-10473)).

10.21 Certificate of Designation for Senior Preferred Units executed as of January 22, 2002 (incorporated by reference to Exhibit
       10.42 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-10473)).

10.22 Promissory Note dated January 22, 2002, in the principal amount of $9,000,000, executed by the Partnership and Pride Refining and payable to Varde Partners, Inc (incorporated by reference to Exhibit 10.43 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-10473)).

10.23 Settlement Agreement and Release of Claims executed January 8, 2002 by and among the Partnership, Brad Stephens, C. David Caddell, D. Wayne Malone, George Percival, Pride SGP, Inc. and those persons identified as the "Departing SGP Shareholders" therein (incorporated by reference to Exhibit 10.44 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-10473)).

10.24 Full and Final Mutual Release Agreement by and among the Partnership, Pride SGP, and the Managing General Partner, the Plaintiffs, and David C. Johnson, Daniel M. Belf, David D. Bonds, Michael H. Chase and William F. Yocum, the Defendants effective as of September 30, 2002.

25.1 Power of Attorney (included on the signature page of this Report).

EXHIBIT 24

                  IN THE UNITED STATES BANKRUPTCY COURT
                   FOR THE NORTHERN DISTRICT OF TEXAS
                            ABILENE DIVISION

In re:                             )(
                                   )(
PRIDE COMPANIES L.P.,              )(   Case No. 01-10041-RLJ-11
                                   )(
     Debtor.                       )(
                                   )(

                                   )(
PRIDE COMPANIES L.P.,              )(
PRIDE SGP, INC., and               )(
PRIDE REFINING, INC.,              )(
                                   )(
     Plaintiffs,                   )(
                                   )(
vs.                                )(   ADVERSARY NO. 01-1011-RLJ
                                   )(
DAVID C. JOHNSON, DANIEL M. BELF,  )(
DAVID D. BONDS, MICHAEL H. CHASE,  )(
and WILLIAM F. YOCUM,              )(
                                   )(
     Defendants.                   )(


                 FULL AND FINAL MUTUAL RELEASE AGREEMENT

     This Full and Final Mutual Release Agreement is made by and among Pride Companies, L.P., Pride SGP, Inc. and Pride Refining, Inc.
(hereafter, "Plaintiffs") and David C. Johnson, Daniel M. Belf, David D. Bonds, Michael H. Chase, and William F. Yocum (hereafter, "Defendants").

     Plaintiffs and Defendants recognize that there have been numerous bona fide disputes among them which were made the subject of the above-styled and numbered adversary proceeding and which were reflected in proofs of claim filed by Defendants in the above-styled and numbered bankruptcy case, including but not limited to disputes regarding bonuses, severance payments, and other compensation that Defendants claimed to be due from Plaintiffs during and after their employment by Plaintiffs pursuant to their December 1, 1998 employment agreements. For and in consideration of the mutual promises, covenants and undertakings of Plaintiffs and Defendants as set forth in that certain letter-settlement agreement between counsel for Plaintiffs and Defendants dated September 30, 2002, a true copy of which is attached hereto as Exhibit "A" and incorporated herein by this reference (which is ratified and adopted by all signatories to this agreement) and for other good and valuable consideration, including but not limited to the rescission and cancellation of the employment agreements between Defendants and Plaintiffs, the receipt and sufficiency of which are hereby specifically acknowledged, Plaintiffs and Defendants have agreed to resolve as hereinafter provided the numerous matters of controversy among them that are evidenced, in part, by the adversary proceeding referenced above and the proofs of claim filed by Defendants in the bankruptcy case referenced above.

     It is understood and agreed that this is a release of disputes and nothing within this release or within the Exhibit "A" letter-settlement agreement between counsel for Plaintiffs and Defendants shall be construed as an admission of the validity of any party's claims or any party's liability and any such admission is expressly denied by Plaintiffs and Defendants. Plaintiffs and Defendants have agreed to compromise and settle their differences regarding the disputes referenced above and any other matters that have arisen or which could have arisen between them in the past in order to avoid expensive and time-consuming litigation over such matters.

     By their signatures below, Plaintiffs warrant, agree and covenant not to sue Defendants and release, quitclaim, and forever discharge Defendants and their respective heirs, attorneys, agents, executors, administrators, personal representatives, successors and assigns of and from any liabilities, claims, controversies, causes of action, or demands of every kind and character whatsoever that Plaintiffs may now have against Defendants whether known or unknown (including but not limited to any claims or causes of action asserted or that could have been asserted in the above-styled and numbered adversary proceeding and bankruptcy case), and whether grounded in contract, tort, fraud, negligence or some other grounds, on account of, related to, arising from or in any manner connected with or concerning Defendants' prior employment with Plaintiffs or any business or other dealings or contacts between Plaintiffs and Defendants.

     By their signatures below, Defendants warrant, agree, and covenant not to sue Plaintiffs and release, quitclaim, and forever discharge Plaintiffs, Brad Stephens, Dave Caddell, George Percival, and Wayne Malone, and their respective heirs, attorneys, agents, executors, administrators, personal representatives, successors and assigns of and from any liabilities, claims, controversies, causes of action, or demands of every kind and character whatsoever that each of Defendants may now have against them whether known or unknown (including but not limited to any claims or causes of action asserted or that could have been asserted in the above-styled and numbered adversary proceeding and bankruptcy case), and whether grounded in contract, tort, fraud, negligence or some other grounds, on account of, related to, arising from or in any manner connected with or concerning Defendants' prior employment with Plaintiffs and any business or other dealings or contacts between Plaintiffs and Defendants.

     Plaintiffs and Defendants further recognize and agree that the consideration that they are designated to receive under the terms of their settlement agreement is all that they may ever receive or be entitled to receive from each other.

     Notwithstanding the foregoing, it is expressly acknowledged and agreed by Plaintiffs and Defendants that this release agreement shall not include the performance by Plaintiffs and Defendants of their respective obligations under this release or the Exhibit "A" September 30, 2002 letter-settlement agreement between counsel for Plaintiffs and Defendants or any claim, liability or cause of action arising from the breach of this release agreement or such settlement agreement. Further, notwithstanding the foregoing, nothing in this release shall be construed to affect any 401(k) plan of any of Defendants.

     This release agreement may be enforced by a suit at law or in equity. If it is necessary to engage an attorney to enforce this agreement through court action, the prevailing party(ies) shall be entitled to also recover reasonable attorneys' fees and all litigation expenses and court costs.

     Plaintiffs and Defendants each warrant and represent that they have the capacity to execute this release and that they are fully and completely informed as to the facts relating to the subject matter of this release and as to the rights and liabilities of Plaintiffs and Defendants. Plaintiffs and Defendants have each voluntarily entered into this agreement after receiving advice of independent counsel.

     This release agreement may be executed in one or more counterpart originals or copies, each of which shall be deemed, considered and construed to be an original for all purposes; and a signature thereon transmitted by fax transmission, telecopy, e-mail, courier or mail shall be as effective as if signed and delivered personally to each party on the original hereof.

     This agreement shall be governed by the laws of the state of Texas.


     EXECUTED by each party on the date set forth next to the signature of such party below, but effective for all purposes as of September 30, 2002.


PRIDE COMPANIES, L.P.

By:  Pride Refining, Inc., Its Managing Partner


By:  /s/ Ollie Bradford Stephens, III   Date:11/13/02

     O. Bradford Stephens
     Its Chief Executive Officer



PRIDE REFINING, INC.

By:  /s/ Ollie Bradford Stephens, III   Date: 11/13/02
     O. Bradford Stephens
     Its Chief Executive Officer



PRIDE SGP, INC.


By:  /s/ Dave Caddell                   Date: 11/13/02
     C. David Caddell
     Its Officer





/s/ David Johnson                       Date: 11/1/02
DAVID C. JOHNSON


/s/ Daniel M. Belf                      Date: 11/1/02
DANIEL M. BELF


/s/ David D. Bonds                      Date: 11/1/02
DAVID D. BONDS


/s/ Michael H. Chase                    Date: 10/31/02
MICHAEL H. CHASE


/s/ William F. Yocum                    Date: 11/1/02

WILLIAM F. YOCUM


APPROVED AS TO FORM BY THE
ATTORNEYS FOR THE PARTIES:


/s/ Michael A. Barragan
MICHAEL A. BARRAGAN
Attorney for Plaintiffs




/s/ Weldon L. Moore, III                /s/ Sam J. Chase
WELDON L. MOORE, III                    SAM J. CHASE
Attorney for Defendants                 Attorney for Defendants





/s/ R. Byrn Bass, Jr.                   /s/ Jerry K. Sawyer
R. BYRN BASS, JR.                       JERRY K. SAWYER, P.C.
Attorney for Defendants                 Attorney for Defendants






STATE OF TEXAS      )(
                    )(
COUNTY OF TAYLOR    )(


     This instrument was acknowledged before me on the 13th day of October, 2002 by O. BRADFORD STEPHENS, Chief Executive Officer of Pride Refining, Inc., on behalf of Pride Companies, L.P. and Pride Refining, Inc.

                              /s/ Kim Watson
                              Notary Public in and for the
                              State of Texas



STATE OF TEXAS      )(
                    )(
COUNTY OF TAYLOR    )(


     This instrument was acknowledged before me on the 13th day of October, 2002 by C. DAVID CADDELL, duly authorized officer of Pride SGP, Inc., on its behalf.

                              /s/ Kim Watson
                              Notary Public in and for the
                              State of Texas



STATE OF TEXAS      )(
                    )(
COUNTY OF TAYLOR    )(


     This instrument was acknowledged before me on the 1st day of November, 2002 by DAVID C. JOHNSON.

                              /s/ Misty S. King
                              Notary Public in and for the
                              State of Texas



STATE OF TEXAS      )(
                    )(
COUNTY OF YOUNG     )(


     This instrument was acknowledged before me on the 1st day of November, 2002 by DANIEL M. BELF.


                              /s/ Lisa Brooks
                              Notary Public in and for the
                              State of Texas



STATE OF TEXAS      )(
                    )(
COUNTY OF MIDLAND   )(


     This instrument was acknowledged before me on the 1st day of November, 2002 by DAVID D. BONDS.


                              /s/ Chris Whitney
                              Notary Public in and for the
                              State of Texas



STATE OF TEXAS      )(
                    )(
COUNTY OF TAYLOR    )(


     This instrument was acknowledged before me on the 31st day of October, 2002 by MICHAEL H. CHASE.


                              Cheryl K. Harvey
                              Notary Public in and for the
                              State of Texas



STATE OF TEXAS      )(
                    )(
COUNTY OF DENTON    )(


     This instrument was acknowledged before me on the 1st day of November, 2002 by WILLIAM F. YOCUM.

                              /s/ Alicia Cagle

                              Notary Public in and for the
                              State of Texas



FULL AND FINAL MUTUAL RELEASE AGREEMENT
DALLAS 1196000v1

                              EXHIBIT "A"


                    CREEL, SUSSMAN AND MOORE, L.L.P.

               A REGISTERED LIMITED LIABILITY PARTNERSHIP
                   INCLUDING PROFESSIONAL CORPORATIONS

                       ATTORNEYS AND COUNSELORS
                          8235 DOUGLAS AVENUE
                              SUITE 1100
                          DALLAS, TEXAS 75225

                        Telephone: (214) 378-8270
                        Facsimile: (214) 378-8290




                           September 30, 2002



VIA FACSIMILE:(214) 999-3514

Michael A. Barragan, Esq.
Gardere Wynne Sewell, LLP
1601 Elm Street, Suite 3000
Dallas, Texas  75201

Re:  Pride Companies, L.P.; Case No, 01-1004-RLJ-11 and
     Pride Companies, L.P., et al, Plaintiffs vs. David C.
     Johnson, et al, Defendants, Adversary Case No. 01-1011

Dear Michael:

     The purpose of this lettcr is to set out the essential terms of the agreement that we have reached to compromise and settle all of the issues arising out of the above-referenced adversary proceeding and the issues relating to the proofs of claims filed by the Defendants in the above-referenced bankruptcy proceeding.

     We have agreed to settle these disputes according to the following terms:

     1. Pride Companies, L.P. will pay the former district managers $624,831.46 by wire transfer into the trust account of Creel, Sussman and Moore, L.L.P., within fifteen (15) days of the date of dismissal of the above-referenced adversary proceeding as set out in paragraph 4 below.

     2. The Defendants waive any other recovery or payment of prepetition or other interest on the sums awarded by the bankruptcy court.

     3. Pursuant to an agreed order to be signed by all attorneys of record for Plaintiffs and Defendants in the adversary proceeding, the bankruptcy court will vacate and set aside its July 8, 2002 order in the above-styled and numbered adversary proceeding, and all claims, causes of action, and theories of recovery that were filed therein, or which could have been filed therein, by the Plaintiffs and the Defendants will be dismissed with prejudice to the refiling of same in whole or in part at a later date in any forum, with all court costs taxed against the party which incurred the same. Neither Plaintiffs nor Defendants will appeal the bankruptcy court s July 8, 2002 order.

     4. The parties will execute a full and complete mutual release agreement to be drafted by counsel for Pride, and subject to approval by Plaintiffs, pursuant to which the parties will release any and all claims that they have or ever had against each other (including any claims against certain designated officers of Pride Refining, Inc.) except claims arising out of the breach of this settlement agreement.

     5. Plaintiffs and Defendants agree that, in consideration of the payments being made herein to Defendants, the employment contracts between Defendants and Pride Companies, L.P. are rescinded and canceled. Pride represents that no derogatory changes have been made to any of the Defendant s Employee Termination Reports since their termination and that no derogatory changes will be made to such Reports or to such employee s personal files.

     Our signatures below shall consummate this settlement agreement. I warrant and represent that I have been authorized by co-counsel and our clients to settle pursuant to these terms. You warrant and represent that you have the authority to bind Plaintiffs to the terms of this agreement. Please sign the blank below on behalf of all Plaintiffs and fax this letter back to me.

                              Very truly yours,


                              /s/ Weldon L. Moore, III
                              Weldon L. Moore, III
                              For Defendants and Counsel



ACCEPTED AND AGREED:


/s/ Michael A. Barragan
MICHAEL A. BARRAGAN
Attorney for Pride Companies, L.P.