Form 10-Q
period 2003-03-31
PRIDE COMPANIES LP
filed 2003-05-15
CIK 859636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003
                 Commission file number 1-10473

                     PRIDE COMPANIES, L. P.
                      (Name of registrant)


Delaware                                75-2313597
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

1209 North Fourth Street, Abilene, Texas          79601
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(325) 677-5444

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

   Class                        Outstanding at May 14, 2003
   -----                        ---------------------------
Common Units                              49,531

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
               Yes  [ ]       No  [X]
     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
               Yes  [X]       No  [ ]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PRIDE COMPANIES, L. P.
                         BALANCE SHEETS

(Amounts in thousands, except unit amounts)
                                          March 31,
                                            2003       December 31,
                                        (unaudited)        2002
                                        -----------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents             $     2,978    $    12,158
  Restricted cash                               766          1,002
  Accounts receivable, less allowance
    for doubtful accounts                    14,698         13,437
  Inventories                                   106            117
  Other current assets                          166            326
                                        -----------    -----------
    Total current assets                     18,714         27,040

Property, plant and equipment                31,225         31,225
Accumulated depreciation                    (18,597)       (18,212)
                                        -----------    -----------
Property, plant and equipment - net          12,628         13,013

Other assets                                      5              5
                                        -----------    -----------
                                        $    31,347    $    40,058
                                        ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Accounts payable                      $       281    $     6,779
  Accrued payroll and related benefits          152            183
  Accrued taxes                               1,878          3,460
  Other accrued liabilities                     141            258
                                        -----------    -----------
    Total current liabilities                 2,452         10,680

Redeemable preferred equity                  11,337         11,500








Partners' capital:
  Preferred units to the Special
    General Partner (3,144 units
    authorized, 514 units outstanding)          514            514
  Common units (52,750 units
    authorized, 49,531 units
    outstanding)                              7,610          7,925
  General partners' interest                  9,434          9,439
                                        -----------    -----------
                                        $    31,347    $    40,058
                                        ===========    ===========

See accompanying notes.

                     PRIDE COMPANIES, L. P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

(Amounts in thousands, except unit amounts and per unit amounts)
                                        Three Months Ended March 31,
                                             2003          2002
                                         -----------   -----------
Revenues                                 $    75,633   $    47,684

Cost of sales and operating expenses,
  excluding depreciation                      73,723        46,939
Marketing, general and
  administrative expenses                        984           895
Depreciation                                     385           363
                                         -----------   -----------
Operating income (loss)                          541          (513)

Other income (expense):
  Interest income                                 19            48
  Interest expense (including interest
    paid in kind of $0 and $2,
    respectively)                                 (1)          (24)
  Credit and loan fees                           (21)          136
  Gain on sale of assets                           -         1,152
  Other - net                                      5           (89)
                                         -----------   -----------
                                                   2         1,223
                                         -----------   -----------
Net income before reorganization
  items and extraordinary gain                   543           710

Reorganization items:
  Professional fees and administrative
    expenses                                       -           225
  Discount on retirement of Debt and
    Redeemable Preferred Equity                    -           (21)
                                         -----------   -----------
Net income before extraordinary gain             543           506

  Extraordinary gain - Income from
    cancellation of indebtedness                   -         9,543
                                         -----------   -----------
Net income                               $       543   $    10,049
                                         ===========   ===========



Basic and diluted net income per
  Common Unit:
  Net income before extraordinary
    gain less preferred distributions    $      6.52   $      6.74
  Extraordinary gain                               -             -
                                         -----------   -----------
Basic and diluted net income             $      6.52   $      6.74
                                         ===========   ===========

Numerator for basic and diluted net
  income per Common Unit:
  Net income before extraordinary gain   $       543   $       506
  Preferred distributions                       (213)         (165)
                                         -----------   -----------
    Net income before extraordinary gain
      less preferred distributions               330           341
    Net income before extraordinary gain
      less preferred distributions
      allocable to 2% general partner
      interest                                     7             7
                                         -----------   -----------
    Numerator for basic and diluted net
      income before extraordinary gain
      less preferred distributions
      per Common Unit                    $       323   $       334
                                         ===========   ===========

    Extraordinary gain                   $         -   $     9,543
    Extraordinary gain allocable 100%
      to general partner interest                  -         9,543
                                         -----------   -----------
    Numerator for basic and diluted
      extraordinary gain per Common Unit $         -   $         -
                                         ===========   ===========
    Numerator for basic and diluted net
      income per Common Unit             $       323   $       334
                                         ===========   ===========

Denominator:
  Denominator for basic and diluted net
    income per Common Unit                    49,531        49,531
                                         ===========   ===========

See accompanying notes.

                     PRIDE COMPANIES, L. P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

(Amounts in thousands)
                                        Three Months Ended March 31,
                                             2003          2002
                                         -----------   -----------
Cash flows from operating activities:
Net income before reorganization
  items and extraordinary gain           $       543   $       710
  Adjustments to reconcile net income
  to net cash provided by
  (used in) operating activities
  before reorganization items:
    Depreciation                                 385           363
    Gain on sale of property,
      plant and equipment                          -        (1,152)
    Paid in kind interest                          -             2
    Net effect of changes in:
      Restricted cash                            236            68
      Accounts receivable                     (1,261)        2,424
      Other current assets                       171           231
      Accounts payable and other
        long-term liabilities                 (6,498)          899
      Accrued liabilities                     (1,730)          304
                                         -----------   -----------
        Total adjustments                     (8,697)        3,139
                                         -----------   -----------
Net cash provided by (used in)
  operating activities before
  reorganization items                        (8,154)        3,849

Reorganization items:
  Professional fees and administrative
    expenses                                       -          (225)
  Extraordinary gain - Income from
    cancellation of indebtedness                   -         9,543
  Net effect of changes in:
    Accounts payable and other
      long-term liabilities                        -        (9,557)
    Accrued liabilities                            -        (1,181)
                                         -----------   -----------
Net cash used in operating activities
  from reorganization items                        -        (1,420)
                                         -----------   -----------


Net cash provided by (used in)
  operating activities                        (8,154)        2,429

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                      -        (2,023)
  Proceeds from asset disposals                    -         5,488
  Other                                            -            22
                                         -----------   -----------
Net cash provided by investing activities          -         3,487

Cash flows from financing activities:
  Redemption of redeemable preferred
    equity                                      (163)            -
  Distributions on redeemable preferred
    equity                                      (863)            -
  Redemption of G Preferred Units                  -           (50)
                                         -----------   -----------
Net cash used in financing activities
  before reorganization items                 (1,026)          (50)

  Payments on pre-petition debt                    -       (11,000)
                                         -----------   -----------
Net cash used in financing activities
  from reorganization items                        -       (11,000)
                                         -----------   -----------
Net cash used in financing activities         (1,026)      (11,050)
                                         -----------   -----------
Net decrease in cash and
  cash equivalents                            (9,180)       (5,134)

Cash and cash equivalents at the
  beginning of the period                     12,158        13,294
                                         -----------   -----------
Cash and cash equivalents at the
  end of the period                      $     2,978   $     8,160
                                         ===========   ===========

See accompanying notes.















                      PRIDE COMPANIES, L. P.

                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

     Pride Companies, L. P. (the "Partnership") was formed as a limited partnership under the laws of the State of Delaware in January 1990. The Partnership owns and operates three products terminals located in Abilene, Texas (the "Abilene Terminal"); San Angelo, Texas (the "San Angelo Terminal"); and Aledo, Texas (the "Aledo Terminal") (collectively the "Products Terminals") and one common carrier products pipeline system that transports refined products from the Abilene Terminal to the San Angelo Terminal (the "San Angelo Pipeline") that are used to market conventional gasoline, low sulfur diesel fuel and military aviation fuel (the "Products Marketing Business"). In April 1998, the Partnership began purchasing those refined products from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") pursuant to the agreement (the "Shell Agreement") to market through its Products Terminals and the San Angelo Pipeline. The Partnership's operations are conducted primarily in the State of Texas.
     Prior to April 1998, the Partnership operated a simplex petroleum refinery facility in Abilene, Texas (the "Refinery") and produced its own refined products. The Refinery was idled when the Partnership began purchasing its refined products requirements from Shell. At the same time, the Partnership idled a pipeline which transported refined product from the Abilene Terminal to the Aledo Terminal (the "Aledo Pipeline"). On January 18, 2002, the Partnership sold both the remaining Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000 (see Note 6).
     Pride Refining, Inc., a Texas corporation, (the "Managing General Partner") owns a 1.9% general partner interest in, and serves as the managing general partner of, the Partnership. The Partnership succeeded in January 1990 to the businesses of Pride SGP, Inc. ("Special General Partner" or "Pride SGP") which owns a 0.1% general partner interest in, and serves as the special general partner of, the Partnership. The Managing General Partner and Pride SGP (collectively the "General Partners") collectively own a 2% general partner interest. As of March 31, 2003, Pride SGP owned the G Preferred Units of the Partnership with a stated value of $514,000 and a 4.9% interest in the Partnership through ownership of common limited partner units ("Common Units"), in addition to its general partner interest. On May 6, 2003, the Partnership redeemed the remaining G Preferred Units held by Pride SGP for their stated value of $514,000 (see Notes 4 and 8). Also, on May 6, 2003, Pride SGP transferred its 4.9% interest in the Partnership through ownership of Common Units to two of its shareholders (see Notes 4 and 8). As a result of the redemption of certain shareholders' (referred to herein as the "Departing Shareholders") interests in Pride SGP on April 3, 2002, all of the outstanding stock of Pride SGP is owned by certain officers of the Managing General Partner (see Notes 4, 8 and 10). Management, which is comprised of the officers of the Managing General Partner (the "Management"), collectively owned a 39.7% interest as of March 31, 2003 in the Partnership through their ownership of Common Units. As discussed earlier, on May 6, 2003, Pride SGP transferred its Common Units to two of its shareholders who are also members of Management. As a result, Management owns 44.6% of the Partnership through their ownership of Common Units as of May 6, 2003. The remaining Common Units, representing an aggregate 53.4% interest in the Partnership, are publicly held. An owner of Common Units is referred to herein as a common unitholder ("Common Unitholder"). Management and the Chairman of the Managing General Partner own 46.6% of the Partnership through their ownership of Common Units and their ownership of the General Partners. In accordance with the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity.
     On January 17, 2001, the Partnership filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy") in the U. S. Bankruptcy Court for the Northern District of Texas, Abilene Division (the "Bankruptcy Court"), and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde Partners, Inc. ("Varde") which was the Partnership's primary lender and also owned two-thirds of the Partnership's redeemable preferred equity (see Notes 6, 7 and 10).
     On January 18, 2001, the Managing General Partner, Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (formerly a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.
     On January 11, 2002, the Partnership and Managing General Partner's Bankruptcy Plan was confirmed by the Bankruptcy Court and the Partnership and Managing General Partner emerged from Bankruptcy on January 22, 2002 (see Notes 10 and 11).
     Pride SGP's bankruptcy petition was dismissed on May 2, 2002. Pride Marketing, which was inactive, was liquidated on July 17,
2002.

2.   Accounting Policies

     The financial statements of the Partnership include all of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The financial statements included in this quarterly report on Form 10-Q are unaudited and condensed and do not contain all information required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the accompanying financial statements contain all material adjustments necessary to present fairly the financial position, results of operations, and cash flows for such periods. Interim period results are not necessarily indicative of the results to be achieved for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     The financial statements of the Partnership presented in its Annual Report on Form 10-K for the year ended December 31, 2002 include a summary of significant accounting policies that should be read in conjunction with this quarterly report on Form 10-Q.

3.   Net Income (Loss) Per Common Unit

     Basic net income (loss) per Common Unit is computed using the weighted average number of Common Units outstanding. Diluted net income (loss) per Common Unit is computed by adjusting the Common Units outstanding and net income (loss) for the potential dilutive effect of the convertible securities and unit appreciation rights.
The effect of the convertible securities for the first quarter of 2002 and unit appreciation rights for both the first quarter of 2003 and 2002 was antidilutive. The Partnership did not have any convertible securities outstanding for the first quarter of 2003. The unit appreciation rights were considered antidilutive since the exercise price was greater than the average market price of the Common Units for the first quarter of 2003. Effective May 5, 2003, every one-hundred pre-split Common Units were converted into one post-split Common Unit. Any fractional Common Units were rounded to the nearest whole unit (and a .5 Common Unit was rounded to the next higher unit). Due to rounding, the transfer agent estimates there are currently 49,531 Common Units outstanding. As a result of the reverse Common Unit split and the issuance of Common Units due to rounding of fractional units, the Common Units and the basic net income and diluted net income per Common Unit for both the first quarters of 2003 and 2002 have been adjusted to reflect those events.

4.   Related Party Transactions

     In accordance with the Partnership Agreement, the Managing General Partner conducts, directs and exercises control over substantially all of the activities of the Partnership. The Managing General Partner has a 1.9% interest in the income and cash distributions of the Partnership, subject to certain adjustments. Members of Management of the Managing General Partner collectively owned a 39.7% interest in the Partnership, as of March 31, 2003, through their ownership of Common Units. As of March 31, 2003, Pride SGP had a 0.1% general partner interest, $514,000 in G Preferred Units and a 4.9% interest in the Partnership through its ownership of Common Units (see Notes 1 and 8 for subsequent events).
     The Partnership has no directors or officers; however, directors and officers of the Managing General Partner are employed by the Partnership to function in this capacity. Compensation of these persons and any other expenses incurred on behalf of the Partnership by the Managing General Partner and Pride SGP are paid by the Partnership.
     Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan,
(ii) C Term Loan, (iii) Subordinate Note A, (iv) B Preferred Units,
(v) C Preferred Units and (vi) D Preferred Units (see Notes 6 and 7). The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax. On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity (see Notes 6, 7 and 10).
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP settlement agreement ("Pride SGP Settlement Agreement") with Pride SGP and the Departing Shareholders of Pride SGP (see Notes 1, 8 and 10). Under the Pride SGP Settlement Agreement, the Partnership redeemed $104,000 of the G Preferred Units held by Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     On May 6, 2003, the Partnership redeemed the remaining G Preferred Units held by Pride SGP at their stated value of $514,000 (see Notes 1 and 8). The Partnership redeemed the G Preferred Units held by Pride SGP in exchange for Pride SGP agreeing to subordinate the increase in its tax capital account.
     The Partnership purchased an aircraft for $1,817,000 in March of 2002. In order to conserve working capital, the Partnership on May 24, 2002 sold the aircraft to the shareholders of the Managing General Partner and the Chief Financial Officer at the same price and then leased it back at a monthly rental of $18,000 over a term of seven years. The Partnership is responsible for taxes, insurance and maintenance and any other expenses of the aircraft during the lease term. At the end of the seventh year, the Partnership will have the option to continue leasing the aircraft. The Partnership has the option to purchase the aircraft after the sixth year for $1,300,000.
     Certain conflicts of interest, including potential non-arm's-length transactions, could arise as a result of the relationships described above. The Board of Directors and Management of the Managing General Partner have a duty to manage the Partnership in the best interests of the Common Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Partnership.

5.   Discontinued Operations

     On October 1, 1999, the Partnership sold the operating assets utilized by the crude gathering business ("Crude Gathering System") to Sun Pipe Line Services, Inc. ("Sun") for $29,595,000 in cash proceeds and the assumption by Sun of certain indebtedness in the amount of $5,334,000. The Partnership retained certain liabilities associated with the Crude Gathering System.
     After the sale, the Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 for remediation of the sites.
     In accordance with applicable Bankruptcy rules, a significant portion of the debt associated with the Crude Gathering System was cancelled in the first quarter of 2002 because the holders of such claims did not file timely proofs of claim in the Bankruptcy (see Notes 1 and 10).

6.   Long-term Debt

     Wells Fargo Bank, N.A. ("Wells Fargo") currently provides a $721,000 letter of credit for the Partnership which is secured by a certificate of deposit.
     On December 31, 1997, Varde purchased and assumed the then existing lenders' rights and obligations under the Partnership's outstanding bank debt. Varde concurrently made additional loans to the Partnership. As a result of Varde's assumption of the Partnership's bank debt and additional loans made by it, Varde owned the following securities of the Partnership: $20,000,000 of a Series A Term Loan (the "A Term Loan"), $9,500,000 of a Series B Term Loan (the "B Term Loan"), $4,689,000 of a Series C Term Loan (the "C Term Loan"), $2,500,000 of a Subordinate Note A (the "Subordinate Note A"), $9,322,000 of Series B Cumulative Convertible Preferred Units ("B Preferred Units"), $5,000,000 of Series C Cumulative Convertible Preferred Units ("C Preferred Units") and $2,757,000 of Series D Cumulative Preferred Units ("D Preferred Units"). The A Term Loan, B Term Loan, C Term Loan and Subordinate Note A are collectively referred to herein as the debt (the "Debt"). The B Preferred Units, the C Preferred Units and the D Preferred Units are collectively referred to herein as redeemable preferred equity (the "Redeemable Preferred Equity"). Effective December 31, 1997, Management invested an aggregate of $2,000,000 in the form of a note payable to Varde and received a one-third economic non-directive interest in the following securities issued by the Partnership to Varde: (i) $6,000,000 of the B Term Loan, (ii) the C Term Loan, (iii) the Subordinate Note A, (iv) the B Preferred Units, (v) the C Preferred Units and (vi) the D Preferred Units (see Note 4). The note payable to Varde was secured by Management's interest in such securities. Any current cash yield on Management's share of such securities was payable to Varde as interest, net of applicable federal income tax.
     As a result of Varde's assumption of the outstanding bank debt, additional loans to the Partnership, subsequent interest being paid in kind, proceeds from the sale of the Crude Gathering System being applied to the A Term Loan, scheduled principal payments, payments out of the proceeds from the Partnership's litigation against the United States Defense Energy Support Center and payments under the Varde Settlement Agreement, Varde's interest in such Debt and Redeemable Preferred Equity was completely paid off.
     Management's one-third interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity was converted into the New Redeemable Preferred Equity on January 22, 2002 pursuant to the Plan (see Notes 4 and 7).
     Prior to the Bankruptcy, cash interest and distributions were limited under the loan documents. Interest in excess of those limitations on the A Term Loan, B Term Loan, C Term Loan and Subordinate Note A were paid in kind. Distributions in excess of those limitations on the Redeemable Preferred Equity accumulated in arrears (see Note 7). From January 1, 2002 through January 22, 2002, the Partnership recorded paid in kind interest of $2,000 on the Subordinate Note A. The Subordinate Note A bore interest at prime plus one percent. The prime rate was 4.75% at January 22, 2002.
     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an allowed unsecured claim for $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of the securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions on the Redeemable Preferred Equity of $5,104,000), respectively).
     The Partnership also recorded a premium of $183,000 in connection with the Varde Settlement Agreement since the $12,000,000 payment to Varde and the Allowed Unsecured Claim of $11,000,000 exceeded Varde's share of the Debt and Redeemable Preferred Equity as of November 21, 2001. The Allowed Unsecured Claim of $11,000,000 did not accrue any interest from November 21, 2001, to January 22, 2002, the date it was paid.
     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions on the Redeemable Preferred Equity of $2,660,000), respectively) (see Notes 4 and 7).
     The Partnership does not currently have a working capital loan facility. As a result of its receipt of $5,400,000 from the sale of the remaining Refinery equipment and the Aledo Pipeline (see Note 1) and $4,000,000 from the reduction of the Shell deposit in the first quarter of 2002, the Partnership believes it does not currently need such a facility. The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements and its planned capital expenditures from cash on hand and cash generated from operations.

7.   Redeemable Preferred Equity

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units which were all redeemable on December 31, 2002 (see Note 6). The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years. On November 21, 2001, the accumulated arrearages on the Redeemable Preferred Equity were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity. No arrearages accumulated on the Redeemable Preferred Equity during the first quarter of 2002 (see Note 10).
     On January 22, 2002, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000. The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 15, 2012 and is redeemable in ten equal annual installments which began on January 15, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 15, 2017 and is redeemable in fifteen equal annual installments which began on January 15, 2003. For the first quarters of 2003 and 2002, the New Redeemable Preferred Equity accrued distributions of $213,000 and $165,000, respectively. The accrued distributions, as of March 31, 2003, on the New Redeemable Preferred Equity were $177,000 which reflects the payment of $1,026,000 (which included distributions and principal payments of $863,000 and $163,000, respectively) made on January 15, 2003 with respect to those securities (see below).
     Under the terms of the New Redeemable Preferred Equity, the Partnership was to redeem the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000 beginning January 15, 2003. The Partnership is required to redeem the New Redeemable Preferred Equity upon a change in control or a change in financial condition. On January 15, 2003, the Partnership paid $1,026,000 on the New Redeemable Preferred and asked Messrs. Stephens and Malone to defer principal payments of $380,000 until July 15, 2003 in order to conserve cash, to which they agreed.

8.   Partners' Capital

     At March 31, 2003, Pride SGP held the Series G Preferred Units with a stated value of $514,000 ("G Preferred Units"). On May 6, 2003, the remaining G Preferred Units were redeemed by the Partnership at their stated value of $514,000 (see Notes 1 and 4).
     The Partnership had 49,531 Common Units outstanding, representing a 98% limited partner interest, at March 31, 2003 and December 31, 2002, after adjustment for the reverse Common Unit split and the rounding of fractional Common Units that occurred on May 5, 2003 (see
Note 3). As of May 6, 2003, Management and the public owned 22,540 and 26,991 Common Units, respectively.
     The terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the Common Units. Further, under the Partnership Agreement, distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations and annual payments on the New Redeemable Preferred Equity, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.
     Currently, the Common Units rank behind trade payables, as well as the New Redeemable Preferred Equity. As a result of trade payables and the New Redeemable Preferred Equity ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash provided for in the New Redeemable Preferred Equity (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.

9.   Contingencies

     The Partnership is involved in various claims and routine litigation incidental to its business for which damages are sought. Management believes that the outcome of all claims and litigation is either adequately insured or will not have a material adverse effect on the Partnership's financial position or results of operations.
     The Partnership has no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Partnership to liability that is not reflected on the face of its financial statements.
     The Partnership is currently involved in Phase II of an investigative study by the Texas Commission on Environmental Quality. Management estimates the remaining cost to comply with this study approximates $15,000 and had accrued for this amount at March 31, 2003.
     The Partnership continues to be responsible for certain environmental liabilities associated with the Crude Gathering System sold to Sun including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of March 31, 2003 for remediation of the sites (see Note 5).
     Management does not presently foresee any significant additional amounts required to maintain compliance with the study, the retained environmental liabilities of the Crude Gathering System or other environmental requirements other than routine expenditures in the ordinary course of business.
     In April 2001, a Common Unitholder notified the Partnership he believes the Partnership should be classified as a corporation rather than a partnership for federal income tax purposes. At issue is the requirement that a publicly traded partnership have a sufficient percentage of income that consists of "qualifying income" under
Section 7704(d)(1) of the Internal Revenue Code to be taxed as a partnership, rather than a corporation, for federal income tax purposes. The Common Unitholder demanded that the Partnership immediately withdraw its Schedule K-1's; however, the Partnership did not change its position that it will continue to be taxed as a partnership because a sufficient portion of its income constitutes "qualifying income" and, therefore, the Partnership does not plan on withdrawing the Schedule K-1's.
     If the Partnership were taxed as a corporation rather than a partnership for federal income tax purposes, the Partnership's results of operations, and the tax treatment to the Partnership and its Common Unitholders, would materially differ from the amounts presented herein. However, the Partnership intends to vigorously defend its status as a partnership for federal income tax purposes.
     For the first quarter of 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde.

10.  Bankruptcy

     As previously discussed in Note 1, on January 17, 2001, the Partnership filed Bankruptcy and was authorized to continue managing and operating its business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. The filing was necessitated by certain actions taken by Varde which was the Partnership's primary lender and also owned two-thirds of the Redeemable Preferred Equity (see Notes 6 and 7). Varde was claiming a transaction fee of $17,621,000 and the rights to certain securities it had assigned to Management effective December 31, 1997 (see Note 4). An adversary proceeding involving all of the contested issues between Varde and the Partnership was completed on April 6, 2001, and the Bankruptcy Court issued its initial ruling on September 4, 2001 ("Initial Ruling").
     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court (see Note 1).
     On or about May 17, 2001, the Partnership, the Managing General Partner, and Pride SGP filed their proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and their proposed Disclosure Statement relating thereto with the Bankruptcy Court. To reflect the Initial Ruling of the Bankruptcy Court; the Varde settlement agreement entered into by the Partnership, Varde and others effective October 18, 2001 (the "Varde Settlement Agreement"); and certain other matters, the Partnership and the Managing General Partner thereafter amended their Plan of Reorganization and their Disclosure Statement several times. The Third Amended and Restated Joint Plan of Reorganization of the Partnership and the Managing General Partner dated November 19, 2001 (as amended by modifications thereto filed with the Bankruptcy Court on January 8, 2002 and January 11, 2002, respectively) is referred to herein as the "Plan" and the Third Amended and Restated Disclosure Statement for Debtors' Joint Chapter 11 Plan of Reorganization dated November 19, 2001 is referred to herein as the "Disclosure Statement." The Plan and Disclosure Statement were mailed to the impaired creditors and equity holders who were entitled to vote on confirmation of the Plan.
     On January 11, 2002 (the "Confirmation Date"), the Bankruptcy Court signed an order confirming the Plan after the Court heard testimony on January 8, 2002 that all classes entitled to vote ("Impaired Classes") had voted in favor of the Plan. The Partnership and the Managing General Partner emerged from Bankruptcy on January 22, 2002 (the "Effective Date").
     The Partnership paid or incurred $204,000 (includes a discount of $21,000 on conversion of the Debt and Redeemable Preferred Equity held by Management into the New Redeemable Preferred Equity) in bankruptcy related expenses for the first quarter of 2002.
     Since holders of certain of the Partnership's debt did not file timely proofs of claim in the Bankruptcy, the Partnership reported extraordinary gain of $9,543,000 in the first quarter of 2002 for financial purposes.
     On May 22, 2001, Messrs. Doug Morris, Brad Morris, Jimmy Morris, Tommy Broyles, and Mike Dunigan, as beneficiary of certain Dunigan family trusts, (collectively the "Claimants") each filed a proof of claim against the Partnership and the Managing General Partner in the amount of $14,541,000 each plus interest, attorney fees and costs.
The Claimants were shareholders of Pride SGP and directors of Pride SGP with the exception of Mr. Jimmy Morris who was an advisory director. The Claimants alleged that they and Pride SGP were wrongfully deprived of assets, rents payable, interest due and other claims as a result of certain transactions beginning in 1994. On December 10, 2001, those shareholders and Pride SGP withdrew their proof of claim.
     On January 8, 2002, the Partnership, the Managing General Partner and Management entered into the Pride SGP Settlement Agreement (see Notes 1 and 4) with Pride SGP and the Departing Shareholders of Pride SGP. Under the Pride SGP Settlement Agreement, the Partnership redeemed G Preferred Units with a stated value of $104,000 from Pride SGP for $50,000 on March 18, 2002 and, on April 3, 2002, redeemed G Preferred Units with a stated value of $2,526,000 from the Departing Shareholders of Pride SGP for $500,000 and a non-interest bearing payable of $725,000 which was retired on October 10, 2002. Pride SGP had distributed G Preferred Units with a stated value of $2,526,000 to the Departing Shareholders of Pride SGP in exchange for their interest in Pride SGP. As a result of the redemption of the Departing Shareholders' interests in Pride SGP, all of the outstanding stock of Pride SGP is now owned by Messrs. Stephens, Malone and Caddell.
     On May 22, 2001, five former employees filed proofs of claim totaling $3,213,000 plus amounts unknown related to unpaid compensation for 1998 through 2000. The Partnership entered into an agreement with the five former employees to settle the dispute for $625,000. As a result of the agreement, the Partnership accrued an additional loss of $555,000 on disposal of the discontinued operations for the year ended December 31, 2002 since the former employees worked for the Crude Gathering System. The Partnership paid the $625,000 to the five former employees on November 22, 2002 (see Note 5).
     Pride SGP's bankruptcy petition was dismissed on May 2, 2002. Pride Marketing, which was inactive, was liquidated on July 17,
2002.

11.  Plan of Reorganization

     On January 17, 2001, the Partnership filed Bankruptcy with the Bankruptcy Court in Abilene, Texas (see Notes 1 and 10). On January 11, 2002, the Bankruptcy Court signed an order, after a hearing on January 8, 2002, confirming, under Chapter 11 of the United States Bankruptcy Code, the Plan submitted by the Partnership and the Managing General Partner. The Plan took effect on January 22, 2002 and the two companies emerged from bankruptcy at that time. All creditors whose claims were not disputed or who filed proofs of claim that were allowed under the Bankruptcy Code are expected to be paid in full as provided in the Plan.
     The Bankruptcy Court issued a final decree closing the Bankruptcy case of the Partnership and Managing General Partner on October 31, 2002.

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

Forward Looking Statements

     This Form 10-Q contains certain forward looking statements. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "should," "may," "management believes," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Partnership's results of operations and financial condition in the future are: (i) the margins between the revenue realized by the Partnership on the sale of refined products and the cost of those products purchased from Equilon Enterprises Company LLC which is now doing business as Shell Oil Products U. S. ("Shell") and the availability of such products,
(ii) the sales volume at the Products Terminals, (iii) the impact of current and future laws and governmental regulations affecting the petroleum industry in general and the Partnership's operations in particular, (iv) the ability of the Partnership to sustain cash flow from operations sufficient to realize its investment in operating assets of the Partnership and meet its debt obligations and obligations under the New Redeemable Preferred Equity and (v) fluctuations in refined product prices and their impact on working capital. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition" and "Part II. Other Information, Item 1. Legal Proceedings."

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

First Quarter 2003 Compared to First Quarter 2002

     General. Net income for the first quarter of 2003 was $543,000 compared to $10,049,000 for the first quarter of 2002. The results for the first quarter of 2002 included an extraordinary gain of $9,543,000 related to cancellation of indebtedness income for financial purposes and reorganization items of $204,000. Net income before reorganization items and extraordinary gain was $710,000 for the first quarter of 2002.

     Other income for the first quarter of 2002 included gain on sale of assets of $1,152,000 related to the sale of the Refinery equipment and Aledo Pipeline to Alon USA Refining, Inc. ("Alon") for $5,400,000 (see Note 1).

     Operating income was $541,000 for the first quarter of 2003 compared to operating loss of $513,000 for the first quarter of 2002. Depreciation expense was $385,000 and $363,000 for the first quarters of 2003 and 2002, respectively. Operating income excluding depreciation was $926,000 for the first quarter of 2003 compared to operating loss excluding depreciation of $150,000 for the first quarter of 2002. The increase in the first quarter of 2003 was primarily due to an increase in gross margin of $1,097,000 as a result of improved diesel margins. During the first quarter of 2003, the Partnership marketed 19,614 barrels per day ("BPD") of refined products compared to 19,787 BPD for the first quarter of 2002. The net margin per barrel (after marketing, general and administrative expenses) for the first quarter of 2003 was positive $0.31 compared to negative $0.29 for the first quarter of 2002.

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

     Environmental Compliance. Increasing public and governmental concern about air quality is expected to result in continued regulation of air emissions. Regulations relating to carbon monoxide and regulations on oxygen content in gasoline and sulfur content in both diesel fuel and gasoline are expected to be increasingly important in urban areas. In addition, the Partnership plans to spend approximately $400,000 from April 1, 2003 through December 31, 2004 on several projects to maintain compliance with various other environmental requirements, including $15,000 for 2003 related to an investigative study by the Texas Commission on Environmental Quality and an aggregate of $92,000 for 2003 and 2004 related to the cleanup of an existing leak. The remaining $293,000 is for various operating expenses to be incurred in the ordinary course of business.

     The Partnership is currently involved in the final stages of Phase II of an investigative study by the Texas Commission on Environmental Quality. Management estimates the remaining cost to comply with this study approximates $15,000 and had accrued for this amount at March 31, 2003.

     The Partnership continues to be responsible for certain environmental liabilities associated with the crude gathering business sold to Sun Pipeline Services, Inc. ("Sun") on October 1, 1999 including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of March 31, 2003 for remediation of the sites.

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

     Management does not presently foresee any significant additional amounts required to maintain compliance with the study, the retained environmental liabilities of the crude gathering business or other environmental requirements other than routine expenditures in the ordinary course of business.

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

     On January 18, 2001, the Managing General Partner, the Special General Partner and Pride Marketing of Texas (Cedar Wind), Inc. (formerly a wholly-owned subsidiary of the Partnership) ("Pride Marketing") each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court, and each of them was authorized to continue managing and operating its business as debtors in possession subject to the control and supervision of the Bankruptcy Court.

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

     The Partnership paid or incurred $204,000 (includes a discount of $21,000 on conversion of the Debt and Redeemable Preferred Equity held by Management into the New Redeemable Preferred Equity) in bankruptcy related expenses for the first quarter of 2002 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages").

     With respect to the Products Marketing Business, the Partnership receives payments from the United States Government, major oil companies, and other customers within approximately 7 to 15 days from shipment in the case of product sales. As a result of problems associated with the startup of the products pipeline by Shell in 1998, Shell agreed to certain contract concessions including maintaining the Partnership's refined products inventory at the Products Terminals and in the San Angelo Pipeline provided the Partnership reimburses Shell for its carrying costs, which primarily includes interest costs (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations - Forward Looking Statements"). This arrangement substantially reduces the lag between the time the Partnership pays Shell for the product, 10 to 20 days after the sale, and the time the Partnership receives payment from its customers.

     As previously discussed, the Partnership is required to reimburse Shell its carrying costs of inventory, including interest costs beginning January 1, 2000. As an alternative to providing Shell with a letter of credit to secure the Partnership's payable to Shell and to offset the interest costs associated with carrying the inventory, the Partnership deposited $14,000,000 with Shell in the first and second quarters of 2000 and maintained the $14,000,000 deposit through January 21, 2002. On January 22, 2002, Shell reduced the deposit by $4,000,000. Generally, the deposit is included as an offset to accounts payable in the financial statements; however, to the extent the deposit to Shell exceeds the payable to Shell, the excess is reclassified from accounts payable in the balance sheet to accounts receivable. Since the deposit exceeded the payable at March 31, 2003, the Partnership reclassified $2,072,000 from accounts payable to accounts receivable. Shell pays the Partnership interest income on the amount by which the deposit exceeds the value of the refined products inventory maintained by Shell.

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

     On November 21, 2001, pursuant to the Varde Settlement Agreement, Varde received $12,000,000 and an allowed unsecured claim for $11,000,000 (net of a $2,000,000 discount) ("Allowed Unsecured Claim") from the Partnership and Varde's two-thirds interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity were retired (the amount of the securities retired were $4,110,000, $2,216,000 and $16,491,000 (which included accrued distributions on the Redeemable Preferred Equity of $5,104,000), respectively) (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages").

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

     On January 22, 2002, Management received $11,500,000 in New Redeemable Preferred Equity of the Partnership for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity (the balance on these securities as of January 22, 2002 was $2,055,000, $1,113,000 and $8,353,000 (which included accrued distributions on the Redeemable Preferred Equity of $2,660,000), respectively) (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages").

     Cash flows will be significantly affected by fluctuations in the cost and volume of refined products and the timing of accounts receivable collections. For the first quarter of 2003, cash was utilized due to a decrease in accounts payable (as a result of a decrease in refined product prices and a reduction in the accounts payable cycle), an increase in accounts receivable (as a result of the reclassification of $2,072,000 from accounts payable to accounts receivable at March 31, 2003 related to the Shell payable), and a reduction in accrued liabilities due to a decrease in taxes payable. For the first quarter of 2002, cash was provided by a decrease in accounts receivable (as a result of $6,772,000 being reclassified from accounts payable to accounts receivable at December 31, 2001 related to the Shell payable which was partially offset by an increase in refined product prices) and an increase in accounts payable (as a result of the $4,000,000 reduction in the Shell deposit which was partially offset by an increase in refined product prices).

     The Partnership's ability to improve its profits is principally dependent upon increased volumes and/or improved profit margins, as well as continued cost control initiatives. Under a new military aviation fuel contract with the Government that began April 1, 2003 and ends March 31, 2004, the Partnership will supply approximately 20,450,000 gallons, which is a 40% decline from the volumes that it supplied under the previous contract with the Government, that began April 1, 2002 and ended March 31, 2003. The Partnership believes that its profit margins under the new contract will be approximately $626,000 less than those under the previous contract.

     The Partnership's ability to generate profits could be adversely affected if other Gulf Coast refiners bring refined products into West Texas from the Gulf Coast via pipeline.

     The Partnership does not currently have a working capital loan facility. As a result of its receipt of $5,400,000 from the sale of the remaining refinery equipment and the Aledo pipeline and $4,000,000 from the reduction of the Shell deposit in the first quarter of 2002, the Partnership believes it does not currently need such a facility. The Partnership expects that, for the foreseeable future, it will be able to fund its working capital requirements and its planned capital expenditures from cash on hand and cash generated from operations.

Capital Expenditures

     The Partnership did not incur any capital expenditures during the first quarter of 2003. Capital expenditures totaled $2,023,000 for the first quarter of 2002. Included in capital expenditures was the purchase of an aircraft for $1,817,000 that the Partnership later sold to the shareholders of the Managing General Partner and the Chief Financial Officer at the same price and then leased it back at a monthly rental of $18,000 over a term of seven years (see Note 4 in the Financial Statements for additional information on the lease terms).

     Management anticipates spending $281,000 for the last nine months of 2003 for environmental expenditures, of which $85,000 was accrued at March 31, 2003. Another $22,000 was accrued at March 31, 2003 for environmental expenditures expected to be incurred during the year ended December 31, 2004. Maintenance capital expenditures for 2003 are budgeted at $100,000.

Cash Distributions and Preferred Arrearages

     In conjunction with Varde's assumption of the outstanding bank debt, Varde received $17,079,000 of Redeemable Preferred Equity including $9,322,000 of B Preferred Units, $5,000,000 of C Preferred Units and $2,757,000 of D Preferred Units which were all redeemable on December 31, 2002 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition
- Financial Resources and Liquidity"). The preferential quarterly payments on the B Preferred Units and C Preferred Units were 6% per annum in the first three years after issuance, 12% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 8% per annum in the first three years. The preferential quarterly payments on the D Preferred Units were 11% per annum in the first three years after issuance, 13% per annum in the fourth and fifth years and 15% per annum thereafter or at the Partnership's option accumulated in arrears at 13% per annum in the first three years. On November 21, 2001, the accumulated arrearages on the Redeemable Preferred Equity were reduced by $5,104,000 as a result of Varde receiving $12,000,000 and the Allowed Unsecured Claim of $11,000,000 (net of a $2,000,000 discount) under the Varde Settlement Agreement for its two-thirds interest in the C Term Loan, Subordinate Note A and Redeemable Preferred Equity (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity"). No arrearages accumulated on the Redeemable Preferred Equity during the first quarter of 2002 .

     On January 22, 2002, Management received $11,500,000 of Senior Preferred Units of the Partnership ("New Redeemable Preferred Equity") for its one-third interest in the C Term Loan, Subordinate Note A, and Redeemable Preferred Equity which included accumulated arrearages on such Redeemable Preferred Equity of $2,660,000 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Financial Resources and Liquidity"). The New Redeemable Preferred Equity issued to Management accrues distributions at 7.5% per annum. Pursuant to the Plan, Management's C Term Loan and Subordinate Note A were converted into $3,200,000 of New Redeemable Preferred Equity which matures January 15, 2012 and is redeemable in ten equal annual installments which began on January 15, 2003 and Management's Redeemable Preferred Equity was converted into $8,300,000 of New Redeemable Preferred Equity which matures January 15, 2017 and is redeemable in fifteen equal annual installments which began on January 15, 2003. For the first quarters of 2003 and 2002, the New Redeemable Preferred Equity accrued distributions of $213,000 and $165,000, respectively. The accrued distributions, as of March 31, 2003, on the New Redeemable Preferred Equity were $177,000 which reflects the payment of $1,026,000 (which included distributions and principal payments of $863,000 and $163,000, respectively) made on January 15, 2003 with respect to those securities (see below).

     Under the terms of the New Redeemable Preferred Equity, the Partnership was to redeem the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000 beginning January 15, 2003. The Partnership is required to redeem the New Redeemable Preferred Equity upon a change in control or a change in financial condition. On January 15, 2003, the Partnership paid $1,026,000 on the New Redeemable Preferred and asked Messrs. Stephens and Malone to defer principal payments of $380,000 until July 15, 2003 in order to conserve cash, to which they agreed.

     At March 31, 2003, Pride SGP held the Series G Preferred Units with a stated value of $514,000 ("G Preferred Units"). On May 6, 2003, the remaining G Preferred Units were redeemed by the Partnership at their stated value of $514,000 (see "Part II. Other Information,
Item 1. Legal Proceedings").

     The Partnership had 49,531 common limited partner units ("Common Units") outstanding, representing a 98% limited partner interest, at March 31, 2003 and December 31, 2002, after adjustment for the reverse Common Unit split and the rounding of fractional Common Units that occurred on May 5, 2003 (see Note 3). As of May 6, 2003, Management and the public owned 22,540 and 26,991 Common Units, respectively.

     The terms of the New Redeemable Preferred Equity require that all distributions on the New Redeemable Preferred Equity must be current before any distributions are paid on the Common Units. Further, under the Third Amended and Restated Agreement of Limited Partnership of Pride Companies, L. P. (the "Partnership Agreement"), distributions payable on the Common Units are equal to 98% of the Available Cash (as defined in the Partnership Agreement) of the Partnership for a particular quarter. Generally, Available Cash is equal to the net income of the Partnership plus depreciation less debt payments and payments with respect to certain preferred equity, capital expenditures and investments. Available Cash may also be increased or decreased by reductions of or additions to, respectively, certain reserves established by the Managing General Partner in accordance with the Partnership Agreement. Based on current operations and annual payments on the New Redeemable Preferred Equity, Management does not expect to pay distributions to Common Unitholders for the foreseeable future.

     Currently, the Common Units rank behind trade payables, as well as the New Redeemable Preferred Equity. As a result of trade payables and the New Redeemable Preferred Equity ranking ahead of the Common Units and taking into consideration the various preferential calls on available cash provided for in the New Redeemable Preferred Equity (including annual distributions and required amortization of the New Redeemable Preferred Equity), Common Unitholders could be allocated taxable income under the Partnership Agreement in the future without a corresponding distribution of cash to offset any potential tax liability.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Under an agreement with Shell, Shell maintained refined products inventory for the Partnership during the first quarters of 2003 and 2002 thus eliminating the Partnership's exposure to changing refined product prices (see "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation - Financial Condition - Financial Resources and Liquidity").

     The Partnership did not have any debt outstanding under credit facilities as of March 31, 2003.

Item 4.  Controls and Procedures

     The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the Managing General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the Managing General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of March 31, 2003.

      No significant changes in the Partnership's internal controls or in other factors have occurred that could significantly affect controls subsequent to March 31, 2003.

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

     The Partnership is currently involved in Phase II of an investigative study by the Texas Commission on Environmental Quality. Management estimates the remaining cost to comply with this study approximates $15,000 and had accrued for this amount at March 31, 2003.

     The Partnership continues to be responsible for certain environmental liabilities associated with the crude gathering business system sold to Sun including three on-going remediation sites, any refined product contamination associated with the assets sold and certain inactive crude gathering lines retained by the Partnership. The Partnership has accrued $92,000 as of March 31, 2003 for remediation of the sites (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations - Other Factors").

     Management does not presently foresee any significant additional amounts required to maintain compliance with the study, the retained environmental liabilities of the crude gathering business or other environmental requirements other than routine expenditures in the ordinary course of business.

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

     For the first quarter of 2002, the Partnership received a credit for legal fees of $138,000 in connection with the dispute with Varde. The Partnership paid or incurred $204,000 (includes a discount of $21,000 on conversion of the Debt and Redeemable Preferred Equity held by Management into the New Redeemable Preferred Equity) in bankruptcy related expenses for the first quarter of 2002 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages").

     Since holders of certain of the Partnership's debt did not file timely proofs of claim in the Bankruptcy, the Partnership reported extraordinary gain of $9,543,000 in the first quarter of 2002 for financial purposes.

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

Item 2.   Changes in Securities

     None.

Item 3.   Defaults in Senior Securities

     Under the terms of the New Redeemable Preferred Equity, the Partnership was to begin redeeming the New Redeemable Preferred Equity in ten annual installments of $1,406,000 and then five annual installments of $940,000 beginning January 15, 2003 (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Cash Distributions and Preferred Arrearages"). On January 15, 2003, the Partnership paid $1,026,000 on the New Redeemable Preferred and asked Messrs. Stephens and Malone to defer principal payments of $380,000 until July 15, 2003 in order to conserve cash, to which they agreed.

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

99.1      Certification Pursuant to 18 U.S.C. Section 1350, As
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

     b.   Reports on Form 8-K:

          None
                           SIGNATURES


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


                              PRIDE COMPANIES, L. P.
                              (Registrant)
                              By: Pride Refining, Inc.
                                  as its Managing General Partner

Date:   May 15, 2003          /s/ Brad Stephens
                              Chief Executive Officer

                              (Signing on behalf of Registrant)


Date:   May 15, 2003          /s/ George Percival
                              Principal Financial Officer

                              (Signing as Principal Financial
                              Officer)

                            CERTIFICATIONS


I, Brad Stephens, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Pride Companies, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                    By:  /s/Brad Stephens
                                             Brad Stephens
                                        Chief Executive Officer

I, George Percival, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Pride Companies, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                    By:  /s/George Percival
                                              George Percival
                                        Principal Financial Officer

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

99.1      Certification Pursuant to 18 U.S.C. Section 1350, As
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.
                                                   EXHIBIT 99.1


                      CERTIFICATION PURSUANT TO
            18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pride Companies, L.P. (the "Partnership"), on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: May 15, 2003                 By:  /s/Brad Stephens
                                        Brad Stephens
                                        Chief Executive Officer


Date: May 15, 2003                 By:  /s/George Percival
                                        George Percival
                                        Principal Financial Officer


A signed original of this written statement required by Section 906 has been provided to Pride Companies, L.P. and will be retained by Pride Companies, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification shall not be deemed to be "filed" or part of the referenced Quarterly Report on Form 10-Q or incorporated by reference into any of the registrant's filings with the Securities and Exchange Commission by implication or by any reference in any such filing to such report.